Form 10-K
period 2019-08-31
WD 40 CO
filed 2019-10-22
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2019

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

Yes   ☐    No   ☑

The aggregate market value (closing price) of the voting stock held by non-affiliates of the registrant as of February 28, 2019 was approximately $2,409,711,298.

As of October 17, 2019, there were 13,703,661 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

The Proxy Statement for the annual meeting of stockholders on December 10, 2019 is incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

WD-40 COMPANY

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended August 31, 2019

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements which reflect the Company’s current views with respect to future events and financial performance.

These forward-looking statements include, but are not limited to, discussions about future financial and operating results, including:  growth expectations for maintenance products; expected levels of promotional and advertising spending; anticipated input costs for manufacturing and the costs associated with distribution of our products; plans for and success of product innovation, the impact of new product introductions on the growth of sales; anticipated results from product line extension sales; expected tax rates and the impact of tax legislation and regulatory action; and forecasted foreign currency exchange rates and commodity prices. These forward-looking statements are generally identified with words such as “believe,” “expect,” “intend,” “plan,” “could,” “may,” “aim,” “anticipate,” “target,” “estimate” and similar expressions. The Company undertakes no obligation to revise or update any forward looking statements.

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

For more than four decades, the Company sold only one product, WD-40® Multi-Use Product, a maintenance product which acts as a lubricant, rust preventative, penetrant and moisture displacer. Over the last two decades, the Company has evolved and expanded its product offerings through both research and development activities and through the acquisition of several brands worldwide. As a result, the Company has built a family of brands and product lines that deliver high quality performance at a good value to its end users.

The Company currently markets and sells its products in more than 176 countries and territories worldwide primarily through warehouse club stores, automotive parts outlets, hardware stores, industrial distributors and suppliers, mass retail and home center stores, grocery stores, value retailers, farm supply, sport retailers, independent bike dealers and online retailers.

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

The principal driver of the Company’s growth continues to be taking the Company’s flagship product, WD-40 Multi-Use Product, the blue and yellow can with the red top, to new users in global markets. The Company is focused on and committed to innovation and renovation of its products. The Company sees innovation and renovation as important factors to the long-term growth of its brands and product lines, and it intends to continue to work on future products, product lines, product packaging, product delivery systems and promotional innovations and renovations. The Company is also focused on expanding its current brands in existing markets with new product development. The Company’s product development teams support new product development and current product improvement for the Company’s brands. Over the years, the Company’s research and development team has made an innovation impact on most of the Company’s brands. Key innovations for the Company’s products include, but are not limited to, WD-40 EZ-Reach Flexible Straw®, WD-40 Smart Straw®, WD-40 Trigger Pro®, WD-40 Specialist®, WD-40 Bike™, 3-IN-ONE RVcare™ and 3-IN-ONE Professional Garage Door Lube™.

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

WD-40 Specialist product line – WD-40 Specialist consists of a line of professional-grade specialty maintenance products that include penetrants, degreasers, corrosion inhibitors, greases, lubricants and rust removers that are aimed at professionals as well as end users that currently use the WD-40 Multi-Use Product. The WD-40 Specialist product line is sold primarily in the U.S. and many countries in Europe, as well as parts of Canada, Latin America, Australia and Asia. Within the WD-40 Specialist product line, the Company also sells WD-40 Specialist Motorbike in Europe, WD-40 Specialist Lawn and Garden in Australia, and WD-40 Specialist Automotive in Asia.

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

GT85 - The GT85 brand is a multi-purpose bike maintenance product that consists of professional spray maintenance products and lubricants which are sold primarily in the bike market through the automotive and industrial channels in the U.K. This brand was acquired by the Company’s U.K. subsidiary in September 2014 and it has helped build upon the Company’s strategy to develop new product categories for WD-40 Specialist and WD-40 BIKE.

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

Carpet Fresh - The Carpet Fresh brand is a line of room and rug deodorizers sold as powder, aerosol quick-dry foam and trigger spray products. Carpet Fresh is sold primarily through grocery, mass, and value retail channels as well as through online retailers in the U.S., the U.K. and Australia. In the U.K., these products are sold under the 1001 brand name. In Australia, they are sold under the No Vac brand name.

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

Employees

At August 31, 2019, the Company employed 495 people worldwide: 183 by the U.S. parent corporation; 214 by the U.K. subsidiary; 56 by the China subsidiary; 20 by the Australia subsidiary; 13 by the Canada subsidiary; 7 by the Malaysia subsidiary; and 2 by WD-40 Manufacturing Company, the Company’s manufacturing subsidiary.

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

The Company’s sales outside of the U.S. were approximately 63% of consolidated net sales in fiscal year 2019 and one of its strategic initiatives includes maximizing the WD-40 Multi-Use Product through geographic expansion and market penetration. As a result, the Company currently faces, and will continue to face, substantial risks associated with having increased global operations outside the U.S., including:

•economic or political instability in any of the Company’s global markets;

•challenges associated with conducting business in foreign jurisdictions, including those related to the Company’s understanding of and compliance with business laws and regulations in such foreign jurisdictions;

•increasing tax complexity or changes in tax law associated with operating in multiple tax jurisdictions;

•dispersed employee base and compliance with employment regulations and other labor issues, such as labor laws and minimum wages, in countries outside the U.S.;

•varying and complex privacy laws in foreign jurisdictions; and

•the imposition of tariffs or trade restrictions and costs, burdens and restrictions associated with other governmental actions.

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

Approximately 42% of the Company’s revenues in fiscal year 2019 were generated in currencies other than the U.S. dollar, which is the reporting currency of the Company. In addition, all of the Company’s foreign operating subsidiaries have functional currencies other than the U.S. Dollar and the Company’s largest subsidiary is located in the U.K. and generates significant sales in Pound Sterling and Euro. As a result, the Company is exposed to foreign currency exchange rate risk with respect to its sales, expenses, profits, cash and cash equivalents, other assets and liabilities denominated in currencies other than the U.S. Dollar. In particular, the Company’s financial results are negatively impacted when the foreign currencies in which its subsidiary offices operate weaken relative to the U.S. Dollar. Although the Company uses instruments to hedge certain foreign currency risks, primarily those associated with its U.K. subsidiary and net assets denominated in non-functional currencies, it is not fully protected against foreign currency fluctuations and, therefore, the Company’s reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time.

As a result of the June 2016 referendum by British voters to exit the European Union (“Brexit”), global markets and foreign currencies were adversely impacted in the months following the vote. In particular, the value of the Pound Sterling sharply declined as compared to the U.S. Dollar and other currencies in late fiscal year 2016 and early fiscal year 2017. Subsequently, on March 29, 2017, the U.K. invoked Article 50 of the Lisbon Treaty, which provided for a two-year time period through March 2019 for the U.K. and the remaining EU countries to negotiate a withdrawal agreement. This time period has since been extended until October 31, 2019. Additional volatility in foreign currencies has continued as a result of this extension and this volatility may continue as the U.K. negotiates and executes its impending exit from the European Union. A significantly weaker Pound Sterling compared to the U.S. Dollar over a sustained period of time may have a significant negative effect on the Company’s reported results of operations. In addition, the legal and regulatory framework that will apply to the U.K. and its future relationship with the European Union after the exit is completed may change the manner in which businesses operate in Europe, including how products and services are imported and exported between countries in Europe, and this could adversely impact the Company’s financial condition and results of operations. The outcomes of the negotiations between the U.K. and the European Union are currently unknown and due to the lack of comparable precedent, the extent of any adverse consequences to the Company’s business is uncertain.

Additionally, the Company’s global operations outside the U.S. are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, potentially higher incidence of fraud or corruption, credit risk of local customers and distributors and potentially adverse tax consequences. As the Company further develops and grows its business operations outside the U.S., the Company is exposed to additional complexities and risks, particularly in China, Russia and other emerging markets. In many foreign countries, particularly in those with developing economies, business practices that are prohibited by the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act or other applicable anti-corruption laws and regulations may be prevalent. Evolving privacy laws and regulations in Europe, the U.S. and other jurisdictions present additional risks. Any failure to comply with these laws, even if inadvertent, could result in significant penalties or otherwise harm the Company’s reputation and business. Although the Company has adopted policies and contract terms to mandate compliance with these laws, there can be no assurance that all of its employees, contractors and agents will comply with the Company’s requirements. Violations of these laws could be costly and disrupt the Company’s business, which could have a material adverse effect on its business, financial condition and results of operations.

The Company’s financial results could suffer if the Company is unable to implement and successfully manage its strategic initiatives or if the Company’s strategic initiatives do not achieve the intended results.

There is no assurance that the Company will be able to implement and successfully manage its strategic initiatives, including its five core strategic initiatives, or that the strategic initiatives will achieve the intended results. The Company’s five core strategic initiatives include: (i) maximizing WD-40 Multi-Use Product sales through geographic expansion and increased market penetration and the development of new and unique delivery systems; (ii) leveraging the WD-40 brand by growing the WD-40 Specialist product line; (iii) leveraging the strengths of the Company through broadened product and revenue base; (iv) attracting, developing and retaining talented people; and (v) operating with excellence. An important part of the Company’s success depends on its continuing ability to attract, retain and develop highly qualified people. The Company’s future performance depends in significant part on maintaining high levels of employee engagement and nurturing the Company’s values and culture. In addition, it depends on the continued service of its executive officers, key employees and other talented people, as well as effective succession planning. The loss of the services of key employees could have a material adverse effect on the Company’s business and prospects. Competition for such talent is intense, and there can be no assurance that the Company can retain its key employees or attract, assimilate and retain employees who are fully engaged in the future. If the Company is unable to implement and successfully manage its strategic initiatives in accordance with its business plans, the Company’s business and financial results could be adversely affected. Moreover, the Company cannot be certain that the implementation of its strategic initiatives will necessarily advance its business or financial results as intended.

If the success and reputation of one or more of the Company’s leading brands erodes, the Company’s business, financial condition and results of operations could be negatively impacted.

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

The Company relies on a limited number of third-party contract manufacturers, logistics providers and suppliers, including single or sole source suppliers for certain raw materials, packaging, product components and other necessary supplies. The Company does not have direct control over the management or business of these third parties, except indirectly through terms negotiated in service or supply contracts. Should the terms of doing business with the Company’s primary third-party contract manufacturers, suppliers and/or logistics providers change or should the Company have a disagreement with or be unable to maintain relationships with such third parties or should such third parties experience financial difficulties, the Company’s business may be disrupted. In addition, if the Company is unable to contract with third-party manufacturers or suppliers for the quantity and quality levels needed for its business, the Company could experience disruptions in production and its financial results could be adversely affected.

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

The manufacturing, chemical composition, packaging, storage, distribution and labeling of the Company’s products and the manner in which the Company’s business operations are conducted must comply with an extensive array of federal, state and foreign laws and regulations. If the Company is not successful in complying with the requirements of all such regulations, it could be fined or other actions could be taken against the Company by the applicable governing body, including the possibility of a required product recall. Any such regulatory action could adversely affect the Company’s financial condition and results of operations. It is also possible that governments and regulatory agencies will increase regulation, including the adoption of further regulations relating to the transportation, storage or use of certain chemicals, to enhance homeland security or protect the environment and such increased regulation could negatively impact the Company’s ability to obtain raw materials, components and/or finished goods or could result in increased costs. In the event that such regulations result in increased product costs, the Company may not be in a position to increase selling prices, and therefore an increase in costs could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

In addition, certain countries and other jurisdictions in which the Company operates have data protection laws that impose strict regulations on the Company. For instance, The European Commission approved the General Data Protection Regulation (“GDPR”) which became effective for the Company beginning in May 2018. Non-compliance with GDPR would result in significant penalties being imposed on the Company. In addition, other international and local governmental authorities are considering similar types of legislative and regulatory requirements concerning protection of personal data.

Additional laws and regulations require that the Company carefully manage its supply chain for the production, distribution and sale of goods. Failure by the Company to comply with any of these regulations or its inability to adequately predict the manner in which these local regulations are interpreted and applied to the Company’s business by the applicable enforcement agencies could have a materially adverse effect on the Company’s business, financial condition and results of operations.

Failure to maximize or to successfully assert the Company’s intellectual property rights or infringement by the Company on the intellectual property rights of others could impact its competitiveness or otherwise adversely affect the Company’s financial condition and results of operations.

The Company relies on trademark, trade secret protection, patent and copyright laws to protect its intellectual property rights. Although the Company maintains a global enforcement program to protect its intellectual property rights, there can be no assurance that these intellectual property rights will be maximized or that they can be successfully asserted. Trade secret protection, particularly for the Company’s most valuable product formulation for the WD-40 Multi-Use Product, requires specific agreements, policies and procedures to assure the secrecy of information classified as a trade secret. If such agreements, policies and procedures are not effective to maintain the secrecy of the Company’s trade secrets or if chemical disclosure regulations do not allow for continued protection of essential elements of the Company’s trade secret formulations, the loss of trade secret protection could have an adverse effect on the Company’s financial condition. There is a risk that the Company will not be able to obtain and protect its own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions or acquired product lines. The Company cannot be certain that these rights, if obtained, will not be invalidated, circumvented or challenged in the future, and the Company could incur significant costs in connection with legal actions to defend its intellectual property rights. In addition, even if such rights are obtained in the U.S., it may be that the laws of some of the other countries in which the Company’s products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States, or they may be difficult to enforce. If other companies infringe the Company’s intellectual property rights or take part in counterfeiting activities, they may dilute the value of the Company’s brands in the marketplace, which could diminish the value that consumers associate with the Company’s brands and harm its sales. The failure of the Company to protect or successfully assert its intellectual property rights or to protect its other proprietary information could make the Company less competitive and this could have a material adverse effect on its business, financial condition and results of operations.

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

The Company cannot be sure that its operating results and financial performance, which include sales growth, net income, earnings per common share, gross margin and cash flows, will meet expectations. If the Company’s assumptions and estimates are incorrect or if the Company does not achieve all of its key goals or strategic initiatives, then the Company’s actual performance could vary materially from its internal expectations and those of the market. Failure to meet or exceed these expectations could cause the market price of the Company’s stock to decline. In addition, the trading market for the Company’s common stock is influenced by the research and reports that securities analysts and industry analysts publish about the Company or its business. The Company does not have any control over these reports or analysts. If securities or industry analysts adversely change their recommendations regarding the Company’s common stock or if any of these analysts cease coverage of the Company in their reports, the Company’s stock price and trading volume could decline. The Company’s operating results and financial performance may be negatively influenced by a number of factors, many of which are discussed in this Item 1A “Risk Factors”.

In addition, sales volume growth, whether due to acquisitions or internal growth, can place burdens on management resources and financial controls that, in turn, can have a negative impact on the operating results and financial condition of the Company. To some extent, the Company plans its expense levels in anticipation of future revenues. If actual revenues fall short of these expectations, operating results may be adversely affected by reduced operating margins or operating profits due to actual expense levels that are higher than might otherwise have been appropriate.

Malfunctions of the critical information systems that the Company uses for the daily operations of its business, cyberattacks and privacy breaches could adversely affect the Company’s ability to conduct business.

To conduct its business, the Company relies extensively on information technology systems, networks and services, many of which are managed, hosted and provided by third-party service providers. The Company cannot guarantee that its security measures will prevent cyberattacks resulting in breaches of the Company’s or its third-party service providers’ databases and systems. Techniques used in these attacks change frequently and may be difficult to detect for periods of time. Although the Company has policies and procedures in place governing (i) the timely investigation of cybersecurity incidents, (ii) the timely disclosure of any related material nonpublic information resulting from a material cybersecurity incident, and (iii) the safeguarding against insider trading of directors, officers, and other corporate insiders between the period of investigation and the public disclosure of such an incident; cybersecurity incidents themselves, such as the release of sensitive data from the Company’s databases and systems, could adversely affect the Company’s business, financial condition and results of operations. The increasing number of information technology security threats and the development of more sophisticated cyberattacks, including ransomware, pose a potential risk to the security of the Company’s information technology systems and networks, as well as to the confidentiality, availability and integrity of the Company’s data. Further, such an incident could also materially increase the costs that the Company already incurs to protect against such risks.

In addition, system failure, malfunction or loss of data that is housed in the Company’s or its third-party service providers’ critical information systems could disrupt its ability to timely and accurately process transactions and produce key financial reports, including information on the Company’s operating results, financial position and cash flows. The Company’s information systems could be damaged or cease to function properly due to a number of other reasons as well, including catastrophic events and power outages. Although the Company has certain business continuity plans in place to address such service interruptions, there is no guarantee that these business continuity plans will provide alternative processes in a timely manner. As a result, the Company may experience interruptions in its ability to manage its daily operations and this could adversely affect the Company’s business, financial condition and results of operations.

The information system that the U.S. office uses for its business operations is a market specific application that is not widely used by other companies. This system supports two other regional offices outside the U.S. as well. The company that owns and supports this application may not be able to provide the same level of support as that of larger information systems. If the company that owns and supports this application in the U.S. were to cease its operations or were unable to provide continued support for this application, it could adversely affect the Company’s daily operations or its business, financial condition and results of operations.

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

The Company sells its products through a network of domestic and international mass retail, trade supply and consumer retailers as well as industrial distributors and suppliers. The retail industry has historically been the subject of consolidation, and as a result, the development of large chain stores has taken place. Today, the retail channel is comprised of several of these large chain stores that capture the bulk of the market share. Since many of the Company’s customers have been part of consolidations in the retail industry, these limited customers account for a large percentage of the Company’s net sales. Although the Company expects that a significant portion of its revenues will continue to be derived from this limited number of customers, there was no individual customer that contributed to more than 10% of the Company’s consolidated net sales in fiscal year 2019. However, changes in the strategies of the Company’s largest customers, including shelf simplification, a reduction in the number of brands they carry or a shift in shelf space to “private label” or competitors’ products, may harm the Company’s sales. The loss of, or reduction in, orders from any of the Company’s most significant customers could have a material adverse effect on the Company’s brand values, business, financial condition and results of operations. Large customers may seek price reductions, added support or promotional concessions. If the Company agrees to such customer demands and/or requests, it could negatively impact the Company’s ability to maintain existing profit margins.

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

The Company may not successfully develop, introduce and/or establish new products and line extensions.

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

Significant judgment is required in determining the Company’s effective income tax rate and in evaluating tax positions, particularly those related to uncertain tax positions. The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the accounting standard for uncertain tax positions. Changes in uncertain tax positions or other adjustments resulting from tax audits and settlements with taxing authorities, including related interest and penalties, impact the Company’s effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable resolution of any tax matter could increase the Company’s effective tax rate. Any resolution of a tax matter may require the adjustment of tax assets or tax liabilities or the use of cash in the year of resolution. For additional information on such matters, see Part IV – Item 15, “Exhibits, Financial Statement Schedules” Note 13 – Income Taxes, included in this report.

In addition, changes in tax rules may materially affect, either adversely or favorably, the Company’s future financial results or the way management conducts its business. For example, on December 22, 2017 the “Tax Cuts and Jobs Act” (the “Tax Act”) was signed into law and became effective beginning January 1, 2018. The Tax Act significantly changed U.S. tax law and tax rates, as well as mandated the application of a one-time “toll tax” on unremitted foreign earnings, among other things. The Company reevaluated its indefinite reinvestment assertion for its foreign subsidiaries during fiscal year 2018 and no longer considers unremitted foreign earnings of any of its subsidiaries to be indefinitely reinvested. For additional information on the Tax Act, the impact of potential changes in provisional amounts, and the change in indefinite reinvestment assertions for certain foreign subsidiaries, see Part IV – Item 15, “Exhibits, Financial Statement Schedules” Note 13 – Income Taxes, included in this report.

Although many impacts of the Tax Act are favorable for the Company both in the near term and long term, the Tax Act also authorizes the Treasury Department to issue regulations with respect to the new provisions. The Company cannot predict how subsequent changes in the Tax Act, regulations, or other guidance issued under it, including conforming or non-conforming state tax rules, might affect the Company’s business, financial condition and results of operations. In addition, there can be no assurance that U.S. tax laws, including the corporate income tax rate, will not undergo significant additional changes in the near future.

The Company’s business development activities may not be successful.

The Company may increase growth through business development activities such as acquisitions, joint ventures, licensing and/or other strategic partnerships in the U.S. and internationally. However, if the Company is not able to identify, acquire and successfully integrate acquired products or companies or successfully manage joint ventures or other strategic partnerships, the Company may not be able to maximize these opportunities. The failure to properly manage business development activities because of difficulties in the assimilation of operations and products, the diversion of management’s attention from other business concerns, the loss of key employees or other factors could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, there can be no assurance that the Company’s business development activities will be profitable at their inception or that they will achieve sales levels and profitability that justify the investments made.

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

EMEA

The Company purchased a new office building and related land in February 2018, located in Milton Keynes, United Kingdom. The Company expects to complete its renovations to this building late in the first quarter of fiscal year 2020 and will relocate employees of the Company’s EMEA segment who are located in the U.K. from its current office and plant facility, also in Milton Keynes, to this new office building that is owned by the Company upon its completion. The Company will continue to use its current location in Milton Keynes as a plant facility. In addition, the Company leases spaces for its branch offices in Germany, France, Italy, Spain, Portugal and the Netherlands.

Asia-Pacific

The Company leases office space in Epping, New South Wales, Australia; Shanghai, China; and Kuala Lumpur, Malaysia.

Item 3. Legal Proceedings

The information required by this item is incorporated by reference to the information set forth in Item 15 of Part IV, “Exhibits, Financial Statement Schedules” Note 12 — Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in this report.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth the names, ages, fiscal year elected to current position and current titles of the executive officers of the Company as of August 31, 2019:

Name, Age and Year Elected to Current Position			Title
Garry O. Ridge	63	1997	Chief Executive Officer
Steven A. Brass	53	2019	President and Chief Operating Officer
Jay W. Rembolt	68	2008	Vice President, Finance, Treasurer and Chief Financial Officer
Patricia Q. Olsem	53	2019	Division President, The Americas
William B. Noble	61	1996	Managing Director, EMEA
Geoffrey J. Holdsworth	57	1997	Managing Director, Asia-Pacific
Stanley A. Sewitch	66	2012	Vice President, Global Organization Development
Richard T. Clampitt	64	2014	Vice President, General Counsel and Corporate Secretary

Mr. Ridge joined the Company’s Australian subsidiary, WD-40 Company (Australia) Pty. Limited, in 1987 as Managing Director. He held several senior management positions prior to his election as Chief Executive Officer in 1997.

Mr. Brass joined the Company in 1991 as International Area Manager at the Company’s U.K. subsidiary and has since held several management positions including Country Manager in Germany, Director of Continental Europe, European Sales Director, and European Commercial Director. He then served as Division President, The Americas, from 2016 until 2019, when he was promoted to his current position as President and Chief Operating Officer.

Mr. Rembolt joined the Company in 1997 as Manager of Financial Services. He was promoted to Controller in 1999 and to Vice President, Finance/Controller in 2001. He was then named Vice President, Finance and Chief Financial Officer in 2008.

Ms. Olsem joined the Company in 2005 and has held various senior management positions including, Vice President Americas Innovation Development Group, Senior Vice President Marketing and Innovation of the Americas, and Senior Vice President and General Manager of the United States. She was promoted to her current position as Division President, The Americas in 2019.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is traded on the NASDAQ Global Select Market under the trading symbol WDFC. On October 17, 2019, the last reported sales price of the Company’s common stock on the NASDAQ Global Select Market was $182.67 per share, and there were 13,703,661 shares of common stock outstanding held by approximately 622 holders of record.

Dividends

The Company has historically paid regular quarterly cash dividends on its common stock. In December 2018, the Board of Directors declared a 13% increase in the regular quarterly cash dividend, increasing it from $0.54 per share to $0.61 per share. On October 8, 2019, the Company’s Board of Directors declared a cash dividend of $0.61 per share payable on October 31, 2019 to shareholders of record on October 18, 2019.

The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the Company’s common stock. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

On June 19, 2018, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2018, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2020. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2018 through August 31, 2019, the Company repurchased 175,955 shares at a total cost of $29.6 million under this $75.0 million plan.

The following table provides information with respect to all purchases made by the Company during the three months ended August 31, 2019. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between June 1, 2019 and July 12, 2019 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
June 1 - June 30	24,071	$161.03	24,071	$48,739,779
July 1 - July 31	14,700	$166.97	14,700	$46,285,053
August 1 - August 31	5,000	$181.92	5,000	$45,375,339
Total	43,771	$165.41	43,771

Item 6. Selected Financial Data

The following data has been derived from the Company’s audited consolidated financial statements. The data should be read in conjunction with such consolidated financial statements and other financial information included elsewhere in this report (in thousands, except per share amounts):

	As of and for the Fiscal Year Ended August 31,
	2019	2018	2017	2016	2015
Net sales	$423,350	$408,518	$380,506	$380,670	$378,150
Cost of products sold	191,010	183,255	166,621	166,301	177,972
Gross profit	232,340	225,263	213,885	214,369	200,178
Operating expenses	149,958	146,659	137,976	143,021	134,788
Income from operations	82,382	78,604	75,909	71,348	65,390
Interest and other (expense) income, net	(1,612)	(3,426)	(1,287)	1,441	(2,280)
Income before income taxes	80,770	75,178	74,622	72,789	63,110
Provision for income taxes	24,862	9,963	21,692	20,161	18,303
Net income	$55,908	$65,215	$52,930	$52,628	$44,807

Earnings per common share:
Basic	$4.03	$4.65	$3.73	$3.65	$3.05
Diluted	$4.02	$4.64	$3.72	$3.64	$3.04
Dividends per share	$2.37	$2.11	$1.89	$1.64	$1.48
Weighted-average shares outstanding -
diluted	13,830	13,962	14,123	14,379	14,649
Total assets	$302,662	$317,059	$369,717	$339,668	$339,257
Long-term obligations (1)	$82,597	$75,667	$154,907	$140,579	$133,427

(1) Long-term obligations include long-term debt, deferred tax liabilities, net and other long-term liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader of the Company’s financial statements with a narrative from the perspective of management on the Company’s financial condition, results of operations, liquidity and certain other factors that may affect future results. This MD&A includes the following sections: Overview, Highlights, Results of Operations, Performance Measures and Non-GAAP Reconciliations, Liquidity and Capital Resources, Critical Accounting Policies, and Recently Issued Accounting Standards. The MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s audited consolidated financial statements and the related notes included in Item 15 of this report.

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

Highlights

The following summarizes the financial and operational highlights for our business during the fiscal year ended August 31, 2019:

•Consolidated net sales increased $14.8 million, or 4%, for fiscal year 2019 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $10.5 million on consolidated net sales for fiscal year 2019. Thus, on a constant currency basis, net sales would have increased by $25.3 million, or 6%, for fiscal year 2019 compared to the prior fiscal year. This unfavorable impact from changes in foreign currency exchange rates mainly came from our EMEA segment, which accounted for 38% of our consolidated sales for the fiscal year ended August 31, 2019.

•Consolidated net sales for the WD-40 Specialist product line were $35.4 million which is a 13% increase for fiscal year 2019 compared to the prior fiscal year. Although the WD-40 Specialist product line is expected to provide the Company with long-term growth opportunities, we will see some volatility in sales levels from period to period due to the timing of promotional programs, the building of distribution, and various other factors that come with building a new product line.

•Gross profit as a percentage of net sales decreased to 54.9% for fiscal year 2019 compared to 55.1% for the prior fiscal year.

•Net income and diluted earnings per common share were unfavorably impacted for fiscal year 2019 due to a higher effective income tax rate from period to period as a result of a reserve for an uncertain tax position that was recorded in the fourth quarter of its fiscal year 2019 in the amount of $8.7 million. The amount recorded was a result of uncertainty created by final regulations released by the U.S. Treasury Department during fiscal year 2019 relating to the calculation of a mandatory one-time “toll tax” on unremitted foreign earnings included within the U.S. “Tax Cuts and Jobs Act”.

•Consolidated net income decreased $9.3 million, or 14%, for fiscal year 2019 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $1.6 million on consolidated net income for fiscal year 2019. Thus, on a constant currency basis, net income would have decreased by $7.7 million, or 12%, for fiscal year 2019 compared to the prior fiscal year.

•Diluted earnings per common share for fiscal year 2019 were $4.02 versus $4.64 in the prior fiscal year.

•Share repurchases were executed under our current $75.0 million share buy-back plan, which was approved by the Company’s Board of Directors in June 2018 and became effective on September 1, 2018. During the period from September 1, 2018 through August 31, 2019, the Company repurchased 175,955 shares at an average price of $168.34 per share, for a total cost of $29.6 million.

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

Results of Operations

Fiscal Year Ended August 31, 2019 Compared to Fiscal Year Ended August 31, 2018

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2019	2018	Dollars	Percent
Net sales:
Maintenance products	$386,644	$372,391	$14,253	4%
Homecare and cleaning products	36,706	36,127	579	2%
Total net sales	423,350	408,518	14,832	4%
Cost of products sold	191,010	183,255	7,755	4%
Gross profit	232,340	225,263	7,077	3%
Operating expenses	149,958	146,659	3,299	2%
Income from operations	$82,382	$78,604	$3,778	5%
Net income	$55,908	$65,215	$(9,307)	(14)%
Earnings per common share - diluted	$4.02	$4.64	$(0.62)	(13)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2019	2018	Dollars	Percent
Americas	$193,972	$192,878	$1,094	1%
EMEA	160,615	150,878	9,737	6%
Asia-Pacific	68,763	64,762	4,001	6%
Total	$423,350	$408,518	$14,832	4%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2019	2018	Dollars	Percent
Maintenance products	$173,664	$170,160	$3,504	2%
Homecare and cleaning products	20,308	22,718	(2,410)	(11)%
Total	$193,972	$192,878	$1,094	1%
% of consolidated net sales	46%	47%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $194.0 million, up $1.1 million, or 1%, for the fiscal year ended August 31, 2019 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the Americas segment from period to period. Sales for the fiscal year ended August 31, 2019 translated at the exchange rates in effect for the prior fiscal year would have been $194.4 million in the Americas segment. Thus, on a constant currency basis, sales would have increased by $1.5 million for the fiscal year ended August 31, 2019 compared to the prior fiscal year.

Sales of maintenance products in the Americas segment increased $3.5 million, or 2%, for the fiscal year ended August 31, 2019 compared to the prior fiscal year. This sales increase was driven by higher sales of maintenance products in the U.S., which were up $5.0 million, or 4%, from period to period, primarily due to higher sales of the WD-40 Specialist product line, which were up $3.8 million, or 28%, due to new distribution and successful promotional programs during fiscal year 2019. In addition, sales of 3-IN-ONE and WD-40 BIKE brand products increased from period to period by $1.0 million, or 14%, and $0.3 million, or 75%, respectively, also due to new distribution and successful promotional programs during fiscal year 2019. Although sales of WD-40 Multi-Use Product in the U.S. were increased from period to period as a result of expanded distribution in the online, industrial and farm trade channels, these increases were significantly offset by the timing of the rotation of products that periodically occurs in the warehouse club channel. The overall sales increase in the U.S. was significantly offset by a decrease in sales of maintenance products in Latin America, which were down 6% from period to period primarily due to certain customers buying product in the third quarter of fiscal year 2018 in advance of the price increase which went into effect in the fourth quarter of fiscal year 2018, as well as declining economic conditions in the region from period to period.

Sales of homecare and cleaning products in the Americas segment decreased $2.4 million, or 11%, for the fiscal year ended August 31, 2019 compared to the prior fiscal year. This sales decrease was driven primarily by a decrease in sales of the 2000 Flushes and Spot Shot brand products, which were down 15% and 9%, respectively, from period to period. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America combined for the fiscal year ended August 31, 2019 compared to the prior fiscal year when 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America combined.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2019	2018	Dollars	Percent
Maintenance products	$151,112	$144,932	$6,180	4%
Homecare and cleaning products	9,503	5,946	3,557	60%
Total (1)	$160,615	$150,878	$9,737	6%
% of consolidated net sales	38%	37%

(1)While the Company’s reporting currency is the U.S. Dollar, the functional currency of our U.K. subsidiary, the entity in which the EMEA results are generated, is Pound Sterling. Although the functional currency of this subsidiary is Pound Sterling, approximately 50% of its sales are generated in Euro and 20% are generated in U.S. Dollar. As a result, the Pound Sterling sales and earnings for the EMEA segment can be negatively or positively impacted from period to period upon translation from these currencies depending on whether the Euro and U.S. Dollar are weakening or strengthening against the Pound Sterling.

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $160.6 million, up $9.7 million, or 6%, for the fiscal year ended August 31, 2019 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the EMEA segment from period to period. Sales for the fiscal year ended August 31, 2019 translated at the exchange rates in effect for the prior fiscal year would have been $168.4 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $17.5 million, or 12%, for the fiscal year ended August 31, 2019 compared to the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Sales in the direct markets increased $5.2 million, or 5%, for the fiscal year ended August 31, 2019 compared to the prior fiscal year, primarily due to a $3.4 million, or 5%, increase in sales of the WD-40 Multi-Use Product throughout most markets. This increase in sales was primarily due to a higher level of promotional activities, increased distribution of WD-40 EZ-REACH Flexible product as well as the timing of customer orders from period to period. Also contributing to the overall sales increase in the direct markets were higher sales of 1001 Carpet Fresh, which were up $3.6 million, or 60%, driven by the favorable impacts of digital marketing associated with this brand. Sales from direct markets accounted for 67% of the EMEA segment’s sales for the fiscal year ended August 31, 2019 compared to 68% of the EMEA segment’s sales for the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $4.5 million, or 9%, for the fiscal year ended August 31, 2019 compared to the prior fiscal year, primarily due to higher sales of the WD-40 Multi-Use Product in Eastern Europe, particularly Russia, which was up $3.8 million, or 44%, as a result of a higher level of promotional activities and more stable economic conditions period over period. Higher sales of WD-40 Multi-Use Product in India and Northern Europe also contributed to the overall sales increase in the distributor markets. This increase was primarily due to a higher level of distribution resulting from increased brand building activities period over period. The distributor markets accounted for 33% of the EMEA segment’s total sales for the fiscal year ended August 31, 2019, compared to 32% for the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2019	2018	Dollars	Percent
Maintenance products	$61,868	$57,299	$4,569	8%
Homecare and cleaning products	6,895	7,463	(568)	(8)%
Total	$68,763	$64,762	$4,001	6%
% of consolidated net sales	16%	16%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $68.8 million, up $4.0 million, or 6%, for the fiscal year ended August 31, 2019 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the Asia-Pacific segment from period to period. Sales for the fiscal year ended August 31, 2019 translated at the exchange rates in effect for the prior fiscal year would have been $71.0 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $6.2 million, or 10%, for the fiscal year ended August 31, 2019 compared to the prior fiscal year.

Sales in Asia, which represented 75% of the total sales in the Asia-Pacific segment, increased $4.9 million, or 10%, for the fiscal year ended August 31, 2019 compared to the prior fiscal year. Sales in the Asia distributor markets increased $2.9 million, or 10%, primarily attributable to the timing of customer orders and various successful promotional programs in the region, particularly in South Korea, Malaysia and the Philippines. Sales in China increased $2.0 million, or 12%, from period to period. Changes in foreign currency exchange rates had an unfavorable impact on China sales. On a constant currency basis, sales would have increased by $2.8 million, or 16%, primarily due to expanded distribution in the e-commerce retail channel and successful promotional programs that were conducted throughout fiscal year 2019.

Sales in Australia decreased $0.9 million, or 5%, for the fiscal year ended August 31, 2019 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on Australian sales. On a constant currency basis, sales would have increased by $0.5 million, or 3%, primarily due to increased promotional activities and the timing of customer orders from period to period. In addition, sales of the WD-40 Multi-Use Product in the fourth quarter of fiscal year 2018 were negatively impacted as a result of a major customer reducing their inventory levels of aerosol can products due to certain regulatory requirements. Although this continues to be an issue, the situation was improved for this customer in fiscal year 2019, resulting in increased sales from period to period.

Gross Profit

Gross profit increased to $232.3 million for the fiscal year ended August 31, 2019 compared to $225.3 million for the prior fiscal year. As a percentage of net sales, gross profit decreased to 54.9% for the fiscal year ended August 31, 2019 compared to 55.1% for the prior fiscal year.

Gross margin was negatively impacted by 1.1 percentage points from period to period due to unfavorable net changes in the costs of petroleum-based specialty chemicals and aerosol cans in all three segments. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. The average cost of crude oil which flowed through our cost of goods sold was higher during fiscal year 2019 compared to the prior fiscal year, thus resulting in negative impacts to our gross margin from period to period. Due to the volatility of the price of crude oil, it is uncertain the level to which gross margin will be impacted by such costs in future periods. Gross margin was negatively impacted by 0.3 percentage points from period to period due to higher warehousing and in-bound freight costs, primarily in the EMEA segment. In addition, advertising, promotional and other discounts that we give to our customers increased from period to period negatively impacting gross margin by 0.2 percentage points, primarily in the EMEA and Asia-Pacific segments. Gross margin was also negatively impacted by 0.1 percentage points due to the combined effects of unfavorable sales mix changes and other miscellaneous costs, primarily in the Americas and EMEA segments, from period to period.

These unfavorable impacts to gross margin were almost completely offset by sales price increases which were implemented during the second half of fiscal year 2018 and early in fiscal year 2019 in all three segments, positively impacting gross margin by 1.1 percentage points from period to period. Gross margin was also positively impacted by 0.4 percentage points due to changes in foreign currency exchange rates from period to period in the EMEA segment.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $16.3 million and $17.7 million for the fiscal years ended August 31, 2019 and 2018, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the fiscal year ended August 31, 2019 increased $2.5 million to $123.9 million from $121.4 million for the prior fiscal year. As a percentage of net sales, SG&A expenses decreased to 29.3% for the fiscal year ended August 31, 2019 from 29.7% for the prior fiscal year. The increase in SG&A expenses was primarily attributable to higher employee-related costs, increased professional services costs, and a higher level of expenses associated with travel and meetings. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $3.6 million. This increase was primarily due to increased headcount and annual compensation increases, which take effect in the first quarter of the fiscal year, as well as higher earned incentive compensation and stock-based compensation expense from period to period. Professional services costs increased $2.2 million primarily due to increased legal expenses from period to period in the Americas segment. This increase from period to period was significantly due to a favorable legal judgment of $1.5 million which was recorded in the fourth quarter of fiscal year 2018 whereas no comparable favorable judgement occurred in fiscal year 2019. In addition, travel and meeting expenses increased $0.6 million due to a higher level of travel expenses in the Americas and EMEA segments associated with various sales meetings and activities in support of our strategic initiatives. These increases were partially offset by favorable changes in foreign currency exchange rates, which decreased SG&A expenses by $2.7 million from period to period. Additionally, other miscellaneous expenses decreased $1.2 million period over period, the largest of which were related to research and development costs and charitable contributions.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs for the fiscal years ended August 31, 2019 and 2018 were $6.5 million and $7.0 million, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective suppliers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the fiscal year ended August 31, 2019 increased $1.0 million to $23.3 million from $22.3 for the prior fiscal year. As a percentage of net sales, these expenses were 5.5% for both the fiscal years ended August 31, 2019 and 2018. Changes in foreign currency exchange rates had a favorable impact on such expenses of $0.6 million from period to period. Thus, on a constant currency basis, advertising and sales promotion expenses for fiscal year 2019 would have increased by $1.6 million, primarily due to a higher level of promotional programs and marketing support in the Americas and EMEA segments from period to period. Investment in global advertising and sales promotion expenses for fiscal year 2020 is expected to be between 5.5% and 6.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales were $18.9 million and $19.7 million for the fiscal years ended August 31, 2019 and 2018, respectively. Therefore, our total investment in advertising and sales promotion activities totaled $42.2 million and $42.0 million for the fiscal years ended August 31, 2019 and 2018, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained relatively constant at $2.7 million and $3.0 million for the fiscal years ended August 31, 2019 and 2018, respectively.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2019	2018	Dollars	Percent
Americas	$50,069	$48,954	$1,115	2%
EMEA	37,246	36,241	1,005	3%
Asia-Pacific	20,813	19,098	1,715	9%
Unallocated corporate (1)	(25,746)	(25,689)	(57)	-
Total	$82,382	$78,604	$3,778	5%

(1)Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the business segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s consolidated statements of operations.

Americas

Income from operations for the Americas segment increased to $50.1 million, up $1.1 million, or 2%, for the fiscal year ended August 31, 2019 compared to the prior fiscal year, primarily due to a $1.1 million increase in sales and lower operating expenses. As a percentage of net sales, gross profit for the Americas segment remained constant at 53.5% period over period. Although gross margin was positively impacted by sales price increases from period to period, these favorable impacts were mostly offset by the combined negative impacts of increased costs of petroleum-based specialty chemicals and aerosol cans from period to period. Operating expenses decreased $0.4 million period over period, primarily due to lower earned incentive compensation, decreased research and development costs and lower charitable contributions. These decreases in operating expenses were partially offset by increased advertising and promotion expenditures and a favorable legal judgment of $1.5 million which we received and recorded in the fourth quarter of fiscal year 2018 resulting in lower than normal legal expenses in the Americas segment in fiscal year 2018. Operating income as a percentage of net sales increased from 25.4% to 25.8% period over period.

EMEA

Income from operations for the EMEA segment increased to $37.2 million, up $1.0 million, or 3%, for the fiscal year ended August 31, 2019 compared to the prior fiscal year, primarily due to a $9.7 million increase in sales, which was significantly offset by a lower gross margin and higher operating expenses. As a percentage of net sales, gross profit for the EMEA segment decreased from 57.7% to 56.6% period over period primarily due to unfavorable sales mix changes and other miscellaneous costs, increased costs of petroleum-based specialty chemicals and a higher level of advertising, promotional and other discounts that we gave to our customers from period to period. These unfavorable impacts were significantly offset by sales price increases and favorable changes in foreign currency exchange rates from period to period. The higher sales were accompanied by a $2.9 million increase in total operating expenses period over period, primarily due to higher earned incentive compensation and increased headcount from period to period, as well as a higher level of advertising and sales promotion expenses. Operating income as a percentage of net sales decreased from 24.0% to 23.2% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $20.8 million, up $1.7 million, or 9%, for the fiscal year ended August 31, 2019 compared to the prior fiscal year, primarily due to a $4.0 million increase in sales and a higher gross margin, which were partially offset by higher operating expenses. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 54.0% to 54.5% period over period primarily due to sales price increases, lower manufacturing costs and favorable sales mix changes from period to period. These favorable impacts were partially offset by increased costs of petroleum-based specialty chemicals and a higher level of advertising, promotional and other discounts that we gave to our customers from period to period. The higher sales were accompanied by a $0.8 million increase in total operating expenses period over period, primarily due to higher earned incentive compensation and increased freight costs associated with shipping products to our customers from period to period. Operating income as a percentage of net sales increased from 29.5% to 30.3% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Fiscal Year Ended August 31,
	2019	2018	Change
Interest income	$155	$454	$(299)
Interest expense	$2,541	$4,219	$(1,678)
Other income (expense), net	$774	$339	$435
Provision for income taxes	$24,862	$9,963	$14,899

Interest Income

Interest income was not significant for both the fiscal years ended August 31, 2019 and 2018.

Interest Expense

Interest expense decreased $1.7 million for the fiscal year ended August 31, 2019 compared to the prior fiscal year primarily due to a decreased outstanding balance on our revolving credit facility and lower interest rates related to draws on this credit facility that are denominated in Euros and Pound Sterling at our U.K. subsidiary.

Other Income (Expense), Net

Other income (expense), net increased by $0.4 million for the fiscal year ended August 31, 2019 compared to the prior fiscal year primarily due to an increase of $0.5 million in net foreign currency exchange gains from period to period. A significant portion of the foreign currency exchange gains that were recorded for the fiscal year 2019 were related to the large repatriations from our U.K. subsidiary which were transacted during fiscal year 2019.

Provision for Income Taxes

The provision for income taxes was 30.8% of income before income taxes for the fiscal year ended August 31, 2019 compared to 13.3% for the prior fiscal year. The increase in the effective income tax rate from period to period was primarily due to the uncertain tax position in the amount of $8.7 million related to the toll tax that was recorded in the fourth quarter of fiscal year 2019. In addition, the remeasurement of deferred income taxes related to the Tax Act, which was recorded as a provisional benefit and discrete item in fiscal year 2018, resulted in a favorable impact of $6.8 million to the Company’s fiscal year 2018 effective income tax rate. These one-time impacts resulted in a significantly higher fiscal year 2019 effective income tax rate compared to the prior fiscal year. In addition, the effective income tax rate for both fiscal years 2019 and 2018 were favorably impacted by the Tax Act’s lower statutory tax rate. As the Company’s fiscal year ends on August 31st, the Tax Act resulted in a blended federal statutory tax rate of 25.7% for fiscal year 2018. For fiscal year 2019, however, the Tax Act was in effect for the Company’s full year and resulted in a federal statutory tax rate for the year of 21%. The tax rate was also favorably impacted in fiscal year 2019 by the net benefit received from the application of the GILTI and FDII calculations which were partially offset by the loss of the Domestic Production Activities Deduction. For additional information on the Tax Act, see Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 13 — Income Taxes, included in this report

Net Income

Net income was $55.9 million, or $4.02 per common share on a fully diluted basis, for fiscal year 2019 compared to $65.2 million, or $4.64 per common share on a fully diluted basis, for the prior fiscal year. Changes in foreign currency exchange rates year over year had an unfavorable impact of $1.6 million on net income for fiscal year 2019. Thus, on a constant currency basis, net income for fiscal year 2019 would have been $57.5 million.

Results of Operations

Fiscal Year Ended August 31, 2018 Compared to Fiscal Year Ended August 31, 2017

For discussion related to changes in financial condition and the results of operations for fiscal year 2018 compared to fiscal year 2017, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018, which was filed with the SEC on October 22, 2018.

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

The following table summarizes the results of these performance measures:

	Fiscal Year Ended August 31,
	2019	2018	2017
Gross margin - GAAP	55%	55%	56%
Cost of doing business as a percentage of net sales - non-GAAP	34%	34%	35%
EBITDA as a percentage of net sales - non-GAAP (1)	21%	21%	22%

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

Cost of Doing Business (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2019	2018	2017
Total operating expenses - GAAP	$149,958	$146,659	$137,976
Amortization of definite-lived intangible assets	(2,706)	(2,951)	(2,879)
Depreciation (in operating departments)	(3,829)	(3,725)	(2,789)
Cost of doing business	$143,423	$139,983	$132,308
Net sales	$423,350	$408,518	$380,506
Cost of doing business as a percentage of net sales - non-GAAP	34%	34%	35%

EBITDA (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2019	2018	2017
Net income - GAAP	$55,908	$65,215	$52,930
Provision for income taxes	24,862	9,963	21,692
Interest income	(155)	(454)	(508)
Interest expense	2,541	4,219	2,582
Amortization of definite-lived
intangible assets	2,706	2,951	2,879
Depreciation	4,886	4,849	3,890
EBITDA	$90,748	$86,743	$83,465
Net sales	$423,350	$408,518	$380,506
EBITDA as a percentage of net sales - non-GAAP	21%	21%	22%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $62.9 million for fiscal year 2019 compared to $64.8 million for fiscal year 2018. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, as well as cash generated from operations and cash currently available from our existing $100.0 million unsecured Credit Agreement with Bank of America, which expires on January 22, 2024. We use proceeds of the revolving credit facility primarily for our general working capital needs. The Company also holds borrowings under a Note Purchase and Private Shelf Agreement. See Note 7 – Debt for additional information on these agreements.

In the first quarter of fiscal year 2019, we repatriated a portion of our unremitted foreign earnings in the amount of $20.0 million from our U.K. subsidiary and used these funds to repay $20.0 million of short-term outstanding draws on our line of credit. During the second quarter of fiscal year 2019, the Company repatriated additional unremitted foreign earnings from its U.K. subsidiary and paid its entire $44.0 million U.S. Dollar balance of long-term outstanding draws and replaced them with an equivalent amount of draws in Euros and Pound Sterling at our U.K. subsidiary. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. During fiscal year 2019, the Company borrowed an additional $20.0 million on the line of credit in U.S. Dollars which it intends to repay in less than twelve months. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. As of August 31, 2019, we had a $62.2 million balance of outstanding draws on the revolving credit facility, of which $42.2 million was classified as long-term and the remaining $20.0 million was classified as short-term. In addition, net borrowings repaid under the autoborrow agreement in the United States were $2.4 million and we paid $0.8 million in principal payments on our Series A Notes during fiscal year 2019. There were no other letters of credit outstanding or restrictions on the amount available on this line of credit or the Series A Notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 7 – Debt for additional information on these financial covenants. At August 31, 2019, we were in compliance with all debt covenants and believe it is unlikely we will fail to comply with any of these covenants over the next twelve months. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not comply with the debt covenants.

We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. At August 31, 2019, we had a total of $27.2 million in cash and cash equivalents and short-term investments. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Fiscal Year Ended August 31,
	2019	2018	2017
Net cash provided by operating activities	$62,851	$64,822	$55,572
Net cash provided by (used in) investing activities	(12,680)	71,207	(42,291)
Net cash used in financing activities	(69,009)	(121,409)	(26,838)
Effect of exchange rate changes on cash and cash equivalents	(2,795)	(2,836)	(252)
Net increase (decrease) in cash and cash equivalents	$(21,633)	$11,784	$(13,809)

Operating Activities

Net cash provided by operating activities decreased $1.9 million to $62.9 million for fiscal year 2019 from $64.8 million for fiscal year 2018. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for fiscal year ended August 31, 2019 was net income of $55.9 million, which decreased $9.3 million from period to period. However, differences in adjustments to reconcile net income to cash and changes in our working capital increased net cash provided by operating activities from period to period and nearly offset this decrease in net income. This was primarily attributable to account balances that were impacted by the Tax Act, particularly the increase in other long-term liabilities due to an $8.7 million uncertain tax position that was recorded in the fourth quarter of fiscal year 2019. For additional information on this uncertain tax position, see Part IV – Item 15, “Exhibits, Financial Statement Schedules” Note 13 – Income Taxes, included in this report. In addition, planned increases in inventory levels during fiscal year 2019 and increases in the trade accounts receivable balances due primarily to increased sales also impacted changes in working capital.

Investing Activities

Net cash used in investing activities was $12.7 million for fiscal year 2019 compared to net cash provided by investing activities of $71.2 million for fiscal year 2018. This change was significantly due to net maturities of short-term investments of $83.3 million during fiscal year 2018, whereas net maturities of short-term investments during fiscal year 2019 were insignificant. The $83.3 million of net maturities for the fiscal year 2018 was entirely due to a short-term investment held by our U.K. subsidiary which matured in April 2018 and was not reinvested. Also contributing to the change in total net cash inflows and outflows was an increase of $0.9 million in capital expenditures from period to period.

Financing Activities

Net cash used in financing activities decreased $52.4 million to $69.0 million for fiscal year 2019 from $121.4 million for fiscal year 2018 primarily due to $87.2 million in net repayments of the Company’s revolving line of credit during fiscal year 2018, compared to only $2.9 million in fiscal year 2019. Offsetting this decrease in total cash outflows was the issuance of the Company’s Series A Notes for $20.0 million in fiscal year 2018. No such cash inflow occurred during fiscal year 2019 and principal payments made on these notes increased $0.4 million from period to period. Also offsetting the decrease in total cash outflows was an increase of $7.0 million in treasury stock purchases, an increase of $3.3 million in dividends paid, and a $1.0 million increase in shares withheld to cover taxes upon conversions of equity awards from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $2.8 million for both fiscal years 2019 and 2018 and $0.3 million for fiscal year 2017. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Pound Sterling against the U.S. Dollar.

Cash Flows

Fiscal Year Ended August 31, 2018 Compared to Fiscal Year Ended August 31, 2017

For discussion related to changes in the consolidated statements of cash flows for fiscal year 2018 compared to fiscal year 2017, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018, which was filed with the SEC on October 22, 2018.

Share Repurchase Plans

The information required by this item is incorporated by reference to Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 8 — Share Repurchase Plans, included in this report.

Dividends

The Company has historically paid regular quarterly cash dividends on its common stock. In December 2018, the Board of Directors declared a 13% increase in the regular quarterly cash dividend, increasing it from $0.54 per share to $0.61 per share. On October 8, 2019, the Company’s Board of Directors declared a cash dividend of $0.61 per share payable on October 31, 2019 to shareholders of record on October 18, 2019. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table sets forth our best estimates as to the amounts and timing of minimum contractual payments for our most significant contractual obligations and commitments as of August 31, 2019 for the next five years and thereafter (in thousands). Future events could cause actual payments to differ significantly from these amounts.

	Total	1 year	2-3 years	4-5 years	Thereafter
Leases (1)	$6,540	$1,988	$2,297	$1,323	$932
Short-term and long-term borrowings (2)	81,426	21,205	1,600	1,600	57,021
Minimum purchase obligations (3)	801	724	77	-	-
Total	$88,767	$23,917	$3,974	$2,923	$57,953

(1)We were committed under non-cancellable capital and operating leases at August 31, 2019. Our capital leases were not significant as of August 31, 2019.

(2)Includes anticipated cash payments for short and long-term borrowings not inclusive of estimated interest payments, which are not expected to be material on an annual basis. For additional details on these borrowings, including ability and intent assessment on the Company’s credit facility agreement with Bank of America, refer to the information set forth in Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 7 – Debt. Based on our most recent cash projections and anticipated business activities, we do not expect to borrow material additional amounts on this credit facility during fiscal year 2020.

(3)We have ongoing relationships with various third-party suppliers (contract manufacturers) that manufacture our products and third-party distribution centers who warehouse and ship our products to customers. The contract manufacturers maintain title and control of certain raw materials and components, materials utilized in finished products, and of the finished products themselves until shipment to our customers or third-party distribution centers in accordance with agreed upon shipment terms. The table above includes definitive minimum purchase obligations included in the master agreements with certain of our contract manufacturers and distribution centers. In addition, in the ordinary course of business, we communicate supply needs to our contract manufacturers based on orders and short-term projections, ranging from two to six months. We are committed to purchase the products produced by the contract manufacturers based on the projections provided and these commitments are not included in the table above. Upon the termination of contracts with contract manufacturers, we obtain certain inventory control rights and are obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on our behalf during the termination notification period. If any inventory remains at the contract manufacturer at the termination date, we are obligated to purchase such inventory which may include raw materials, components and finished goods. The amounts for inventory purchased under termination commitments have been immaterial and these commitments are not included in the table above.

At August 31, 2019, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $9.4 million. For additional details on our uncertain tax positions, refer to the information set forth in Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 13 – Income Taxes. We have estimated that up to $0.3 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months.

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

Revenue Recognition

Sales are recognized as revenue at a point in time upon transferring control of the product to the customer. This typically occurs when products are shipped or delivered, depending on when risks of loss and title have passed to the customer per the terms of the contract. For certain of our sales we must make judgments and certain assumptions in order to determine when delivery has occurred. Through an analysis of end-of-period shipments for these particular sales, we determine an average time of transit of product to our customers, and this is used to estimate the time of delivery and whether revenue should be recognized during the current reporting period for such shipments. Differences in judgments or estimates related to the lengthening or shortening of the estimated delivery time used could result in material differences in the timing of revenue recognition.

Sales are recorded net of allowances for damaged goods and other sales returns, sales incentives, trade promotions and cash discounts. We apply a five-step approach in determining the amount and timing of revenue to be recognized which includes the following: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied

In determining the transaction price, management evaluates whether the price is subject to refund or adjustment related to variable consideration to determine the net consideration to which we expect to be entitled. We record estimates of variable consideration, which primarily includes rebates (cooperative marketing programs and volume-based discounts), coupon offers, cash discount allowances, and sales returns, as a reduction of sales in the consolidated statements of operations. These estimates are based on the most likely outcome method considering all reasonably available information, including current and past trade promotion spending patterns, status of trade promotion activities and the interpretation of historical spending trends by customer and category, customer agreements and/or currently known factors that arise in the normal course of business. We review our assumptions and adjust these estimates accordingly on a quarterly basis. Our consolidated financial statements could be materially impacted if the actual promotion rates are different from the estimated rates. If our accrual estimates for sales incentives at August 31, 2019 were to differ by 10%, the impact on net sales would be approximately $0.9 million.

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

As a result of the “Tax Cuts and Jobs Act” (the “Tax Act”), which became effective beginning January 1, 2018, the U.S. has transitioned from a worldwide tax system to a modified territorial tax system, under which corporations are primarily taxed on income earned within the country’s borders, rather than on a worldwide basis. We are still required to make assertions on whether our foreign subsidiaries will invest their undistributed earnings indefinitely and these assertions are based on the capital needs of the foreign subsidiaries. Due to the passage of the Tax Act, we reevaluated our indefinite reinvestment assertion for our foreign subsidiaries in May 2018 and changed our assertion for certain of our foreign subsidiaries. As a result, we no longer consider unremitted earnings of any of our foreign subsidiaries to be indefinitely reinvested. The costs associated with repatriating unremitted foreign earnings, including U.S. state income taxes and foreign withholding taxes, are immaterial to the Company’s consolidated financial statements. For additional information on the Tax Act, see Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 13 — Income Taxes, included in this report.

Valuation of Goodwill

The carrying value of goodwill is reviewed for possible impairment in accordance with the authoritative guidance on goodwill, intangibles and other. We assess for possible impairments to goodwill at least annually during our second fiscal quarter and otherwise when events or changes in circumstances indicate that an impairment condition may exist.

During the second quarter of fiscal year 2019, we performed our annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as required by the authoritative guidance. During the fiscal year 2019 annual goodwill impairment test, we performed a qualitative assessment of each reporting unit to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. In performing this qualitative assessment, we assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of our reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions; (2) industry and market conditions; (3) historical financial performance and expected financial performance, including the continued impacts of the Tax Act; (4) other entity specific events, such as changes in management or key personnel; and (5) events affecting our reporting units, such as a change in the composition of net assets or any expected dispositions. Based on the results of this qualitative assessment, we determined that it is more likely than not that the carrying value of each of our reporting units is less than its fair value as of the goodwill impairment testing date and, thus, the quantitative analysis was not required. As a result, we concluded that no impairment of our goodwill existed as of February 28, 2019. We also did not identify or record any impairment losses related to our goodwill during our annual impairment tests performed in fiscal years 2018 or 2017.

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

In addition, there were no indicators of impairment identified as a result of our review of events and circumstances related to our goodwill subsequent to February 28, 2019.

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

There were no indicators of potential impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets for the periods ended August 31, 2019, 2018 or 2017.

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

Interest Rate Risk

As of August 31, 2019, the Company had a $62.6 million outstanding balance on its existing $100.0 million revolving credit facility agreement with Bank of America. This $100.0 million revolving credit facility is subject to interest rate fluctuations. Under the terms of the credit facility agreement, the Company may borrow loans in U.S. dollars or in foreign currencies from time to time until January 22, 2024. All loans denominated in U.S. Dollars will accrue interest at the bank’s Prime rate or at LIBOR plus a margin of 0.90 percent (together with any applicable mandatory liquid asset costs imposed by non-U.S. banking regulatory authorities). All loans denominated in foreign currencies will accrue interest at LIBOR plus 0.90 percent. Any significant increase in the bank’s Prime rate and/or LIBOR rate could have a material effect on interest expense incurred on any borrowings outstanding under the credit facility.

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements at August 31, 2019 and 2018 and for each of the three fiscal years in the period ended August 31, 2019, and the Report of Independent Registered Public Accounting Firm, are included in Item 15 of this report.

Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data (in thousands, except per share data):

	Fiscal Year Ended August 31, 2019
	1st	2nd	3rd	4th	Total
Net sales	$101,282	$101,335	$113,989	$106,744	$423,350
Gross profit	$55,831	$56,158	$62,083	$58,268	$232,340
Net Income (1)	$13,279	$15,906	$18,139	$8,584	$55,908
Diluted earnings per common share (1)	$0.95	$1.14	$1.30	$0.63	$4.02

	Fiscal Year Ended August 31, 2018
	1st	2nd	3rd	4th	Total
Net sales	$97,597	$101,256	$107,025	$102,640	$408,518
Gross profit	$54,197	$55,758	$58,658	$56,650	$225,263
Net Income (2)	$12,630	$14,818	$16,130	$21,637	$65,215
Diluted earnings per common share (2)	$0.90	$1.05	$1.15	$1.54	$4.64

(1)Net income and diluted earnings per common share were unfavorably impacted due to a $8.7 million uncertain tax position, inclusive of accrued interest of approximately $0.4 million, recorded in the fourth quarter of fiscal year 2019 related to the U.S. Tax Cuts and Jobs Act (the “Tax Act”). For additional information, see Part IV – Item 15, “Exhibits, Financial Statement Schedules” Note 13 – Income Taxes, included in this report.

(2)Net income and diluted earnings per common share were favorably impacted due to a $7.1 million provisional tax benefit recorded during the fourth quarter of fiscal year 2018 associated with the toll tax, net of foreign tax credits, under the Tax Act. For additional information on the provisional amounts associated with the Tax Act recorded in the prior fiscal year, see Part IV – Item 15, “Exhibits, Financial Statement Schedules” Note 12 – Income Taxes, included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018, which was filed with the SEC on October 22, 2018.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2019, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, management concluded that its internal control over financial reporting is effective as of August 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of WD-40 Company included in Item 15 of this report, has audited the effectiveness of WD-40 Company’s internal control over financial reporting as of August 31, 2019, as stated in their report included in Item 15 of this report.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended August 31, 2019, that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting. Enhancements were made to the Company’s internal controls over financial reporting, effective beginning on September 1, 2018, due to the implementation of the new revenue guidance under ASC 606. Although the new revenue standard did not have a material impact on the Company’s consolidated financial statements, the Company did implement changes to its processes related to revenue recognition and the control activities within them.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by this item is set forth under the headings “Security Ownership of Directors and Executive Officers,” “Nominees for Election as Directors,” “Corporate Governance – Committee Nomination Policies and Procedures,” “Audit Committee – Related Party Transactions Review and Oversight” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2019 Annual Meeting of Stockholders on December 10, 2019 (“Proxy Statement”), which information is incorporated by reference herein. Additional information concerning executive officers of the Registrant required by this item is included in this report following Item 4 of Part I under the heading, "Executive Officers of the Registrant."

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

Item 11. Executive Compensation

Information required by this item is incorporated by reference to the Proxy Statement under the headings “Board of Directors Compensation,” “Compensation Committee - Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Supplemental Death Benefit Plans and Supplemental Insurance Benefits,” “Change of Control Severance Agreements” and “CEO Pay Ratio.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is incorporated by reference to the Proxy Statement under the headings “Principal Security Holders” and “Security Ownership of Directors and Executive Officers.”

Equity Compensation Plan Information

The following table provides information regarding shares of the Company’s common stock authorized for issuance under equity compensation plans as of August 31, 2019:

Number of securities
remaining available for
	Number of securities to			future issuance under
	be issued upon exercise		Weighted-average exercise	equity compensation plans
	of outstanding options,		price of outstanding options	(excluding securities
	warrants and rights		warrants and rights	reflected in column (a))
	(a)		(b)	(c)
Plan category
Equity compensation plans
approved by security holders	159,974	(1)	$-	720,373
Equity compensation plans not
approved by security holders	n/a		n/a	n/a
	159,974	(1)	$-	720,373

(1) Includes 96,920 securities to be issued pursuant to outstanding restricted stock units; 39,524 securities to be issued pursuant to outstanding market share units (“MSUs”) based on 100% of the target number of MSU shares to be issued upon achievement of the applicable performance measure specified for such MSUs; and 23,530 securities to be issued pursuant to outstanding deferred performance units (“DPUs”) based on 100% of the maximum number of DPU shares to be issued upon achievement of the applicable performance measure specified for such DPUs.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item is incorporated by reference to the Proxy Statement under the headings “Director Independence” and “Audit Committee - Related Party Transactions Review and Oversight.”

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

(3) Exhibits

Exhibit
No.	Description

Articles of Incorporation and Bylaws.

3(a)	Certificate of Incorporation,incorporated by reference from the Registrant’s Form 10-K filed October 22, 2018, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed August 16, 2018, Exhibit 3.1 thereto.

Material Contracts.

Executive Compensation Plans and Arrangements (Exhibits 10(a) through 10(q) are management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b)).

10(a)	WD-40 Company 2016 Stock Incentive Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 3, 2016, Appendix A thereto.

10(b)	WD-40 Directors’ Compensation Policy and Election Plan dated October 7, 2019.

10(c)	Form of Indemnity Agreement between the Registrant and its executive officers and directors, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2013, Exhibit 10(d) thereto.

10(d)

Form of Restricted Stock Unit Agreement for grants of Restricted Stock Units to Executive Officers in fiscal years 2017, 2018 and 2019, incorporated by reference from the Registrant’s Form 10-K filed October 23, 2017, Exhibit 10(g) thereto.

10(e)

Form of Market Share Unit Award Agreement for grants of Market Share Units to Executive Officers in fiscal years 2017, 2018 and 2019, incorporated by reference from the Registrant’s Form 10-K filed October 23, 2017, Exhibit 10(i) thereto.

10(f)

Form of Deferred Performance Unit Award Agreement for grants of Deferred Performance Units to Executive Officers, incorporated by reference from Registrant’s Form 10-K filed October 22, 2018, Exhibit 10(j) thereto.

10(g)	WD-40 Company 2017 Performance Incentive Compensation Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 2, 2017, Appendix A thereto.

10(h)

Form of WD-40 Company Supplemental Death Benefit Plan applicable to certain executive officers of the Registrant, incorporated by reference from the Registrant’s Form 10-K filed October 24, 2016, Exhibit 10(i) thereto.

10(i)

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

10(m)

Change of Control Severance Agreement between WD-40 Company and Michael L. Freeman dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-K filed October 23, 2017, Exhibit 10(q) thereto.

10(n)	Contract for Services between WD-40 Company and Michael L. Freeman dated February 1, 2019, incorporated by reference from the Registrant’s Form 10-Q filed July 9, 2019, Exhibit 10(b) thereto.

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

10(q)

Change of Control Severance Agreement between WD-40 Company and Steven Brass dated June 22, 2016, incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2017, Exhibit 10(c) thereto.

10(r)	Credit Agreement dated June 17, 2011 among WD-40 Company and Bank of America, N.A.,incorporated by reference from the Registrant’s Form 10-K filed October 23, 2017, Exhibit 10(u) thereto.

10(s)

First Amendment to Credit Agreement dated January 7, 2013 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2013, Exhibit 10(b) thereto.

10(t)

Second Amendment to Credit Agreement dated May 13, 2015 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K/A filed May 18, 2015, Exhibit 10(a) thereto.

10(u)

Third Amendment to Credit Agreement dated November 16, 2015 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed November 19, 2015, Exhibit 10(a) thereto.

10(v)

Fourth Amendment to Credit Agreement dated September 1, 2016 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed September 2, 2016, Exhibit 10(a) thereto.

10(w)

Fifth Amendment to Credit Agreement dated November 15, 2017 by and between WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed November 17, 2018, Exhibit 10(b) thereto.

10(x)

Sixth Amendment to Credit Agreement dated February 23, 2018 by and between WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed February 27, 2018, Exhibit 10(c) thereto.

10(y)

Seventh Amendment to Credit Agreement dated January 22, 2019 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed January 25, 2019, Exhibit 10(a) thereto.

10(z)

Note Purchase and Private Shelf Agreement dated November 15, 2017 by and between WD-40 Company and Prudential and the Note Purchasers, incorporated by reference from the Registrant’s Form 8-K filed November 17, 2017, Exhibit 10(a) thereto.

10(aa)

First Amendment to Note Purchase Agreement dated February 23, 2018 by and between WD-40 Company and Prudential and the Note Purchasers, incorporated by reference from the Registrant’s Form 8-K filed February 27, 2018, Exhibit 10(b) thereto.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm dated October 22, 2019.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Labels Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101

The following materials from WD-40 Company’s Annual report on Form 10-K for the fiscal year ended August 31, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (ii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Balance Sheet, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019, formatted in iXBRL and contained in Exhibit 101.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WD-40 COMPANY
Registrant

/s/ JAY W. REMBOLT
JAY W. REMBOLT
Vice President, Finance
Treasurer and Chief Financial Officer
Date: October 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GARRY O. RIDGE
GARRY O. RIDGE
Chief Executive Officer and Director
(Principal Executive Officer)
Date: October 22, 2019

/s/ DANIEL T. CARTER
DANIEL T. CARTER, Director
Date: October 22, 2019

/s/ MELISSA CLAASSEN
MELISSA CLAASSEN, Director
Date: October 22, 2019

/s/ ERIC P. ETCHART
ERIC P. ETCHART, Director
Date: October 22, 2019

/s/ LINDA A. LANG
LINDA A. LANG, Director
Date: October 22, 2019

/s/ DAVID B. PENDARVIS
DAVID B. PENDARVIS, Director
Date: October 22, 2019

/s/ DANIEL E. PITTARD
DANIEL E. PITTARD, Director
Date: October 22, 2019

/s/ GREGORY A. SANDFORT
GREGORY A. SANDFORT, Director
Date: October 22, 2019

/s/ NEAL E. SCHMALE
NEAL E. SCHMALE, Director
Date: October 22, 2019

/s/ ANNE G. SAUNDERS
ANNE G. SAUNDERS, Director
Date: October 22, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WD-40 Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of WD-40 Company and its subsidiaries (the “Company”) as of August 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2019, including the related notes, of WD-40 Company and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Rebates - Cooperative Marketing Program Accruals

As described in Notes 2 and 10 to the consolidated financial statements, sales are recorded net of allowances for damaged goods and other sales returns, sales incentives, trade promotions and cash discounts. In determining the transaction price, management evaluates whether the price is subject to refund or adjustment related to variable consideration to determine the net consideration to which the Company expects to be entitled. The Company records estimates of variable consideration, which primarily includes rebates (cooperative marketing programs and volume-based discounts), coupon offers, cash discount allowances, and sales returns, as a reduction of sales in its consolidated statements of operations. These estimates are based on the most likely outcome method considering all reasonably available information, including current and past trade promotion spending patterns, status of trade promotion activities, the interpretation of historical spending trends by customer and category, customer agreements and/or currently known factors that arise in the normal course of business. Management reviews its assumptions and adjusts these estimates accordingly on a quarterly basis. As of August 31, 2019, the Company had a $7.5 million balance in rebate liabilities, which are included in accrued liabilities on the Company’s consolidated balance sheet, and recorded approximately $18.2 million in rebates as a reduction to sales during fiscal year 2019.

The principal considerations for our determination that performing procedures relating to the cooperative marketing program accruals is a critical audit matter are (i) there was significant judgment by management to estimate the cooperative marketing program accruals, which in turn led to a high degree of auditor judgment in performing procedures to evaluate the status of trade promotion activities within the cooperative marketing program accruals, and (ii) there was a high level of audit effort and subjectivity in performing procedures to evaluate the current and past trade promotion spending patterns and the status of trade promotion activities used to determine the cooperative marketing program accruals.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimation of cooperative marketing program accruals, which included controls over the current and past trade promotion spending patterns and the status of trade promotion activities used in management’s estimate. These procedures also included, among others, (i) testing management’s process to estimate the cooperative marketing program accruals, including evaluating the appropriateness of the most likely outcome method, testing the completeness, accuracy and relevance of underlying data used, including the current and past trade promotion spending patterns, and evaluating the reasonableness of the status of trade promotion activities assumption considering the overall business environment, and (ii) evaluating the completeness of offers made to customers for potential promotional activities, which may require accrual as of period end.

Income Taxes – Uncertain Tax Position – Toll Tax

As described in Note 13 to the consolidated financial statements, on December 20, 2017, the United States House of Representatives and the Senate passed the “Tax Cuts and Jobs Act” (Tax Act), which was signed into law on December 22, 2017 and became effective beginning January 1, 2018. In November 2018, subsequent to the filing of the Company’s federal income tax return, the U.S. Treasury released proposed regulations that were subsequently finalized in June 2019. These regulations specifically address, and are inconsistent with, the Company’s position regarding the availability of the dividends received deduction for deemed foreign dividends recorded in fiscal 2018 associated with the Tax Act’s mandatory one-time “toll tax” on unremitted foreign earnings. During July 2019, management completed its assessment of these final regulations. Due to the uncertainty created by these regulations, the Company recorded a reserve for an uncertain tax position in the fourth quarter of its fiscal year 2019 in the amount of $8.7 million, inclusive of accrued interest of approximately $0.4 million. As described in Note 13, this uncertain tax position represents the estimated tax liability that would be imposed if these final regulations are enforced.

The principal considerations for our determination that performing procedures relating to the uncertain tax position related to the toll tax is a critical audit matter are (i) there was significant judgment by management when determining the uncertain tax position, which in turn led to a high level of audit effort and judgment to evaluate management’s assessment, (ii) there was a high degree of auditor subjectivity relative to the interpretation and application of the Tax Act’s mandatory one-time “toll tax” on unremitted foreign earnings, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification, recognition, and measurement of the uncertain tax position. These procedures also included, among others, (i) testing the information used in the calculation of the liability for the uncertain tax position, including the filed federal tax return, (ii) testing the calculation of the liability for the uncertain tax position, and (iii) evaluating management’s assessment of the technical merits and estimate of the tax position expected to be sustained. Professionals with specialized skill and knowledge were used to assist in the evaluation of the recognition and measurement of the Company’s uncertain tax position, including evaluating the reasonableness of management’s assessment of whether the tax position is more-likely-than-not of being sustained and the amount of potential benefit to be realized, the application of relevant tax laws and regulations, and estimated interest and penalties.

/s/ PricewaterhouseCoopers LLP

San Diego, California

October 22, 2019

We have served as the Company’s auditor since at least 1972. We have not been able to determine the specific year we began serving as auditor of the Company.

WD-40 COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	August 31,	August 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$27,233	$48,866
Short-term investments	-	219
Trade accounts receivable, less allowance for doubtful
accounts of $300 and $340 at August 31, 2019
and 2018, respectively	72,864	69,025
Inventories	40,682	36,536
Other current assets	7,216	13,337
Total current assets	147,995	167,983
Property and equipment, net	45,076	36,357
Goodwill	95,347	95,621
Other intangible assets, net	10,652	13,513
Deferred tax assets, net	403	511
Other assets	3,189	3,074
Total assets	$302,662	$317,059

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$18,727	$19,115
Accrued liabilities	18,513	26,240
Accrued payroll and related expenses	15,301	14,823
Short-term borrowings	21,205	23,600
Income taxes payable	844	2,125
Total current liabilities	74,590	85,903
Long-term borrowings	60,221	62,800
Deferred tax liabilities, net	11,688	11,050
Other long-term liabilities	10,688	1,817
Total liabilities	157,187	161,570

Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,773,977 and 19,729,774 shares issued at August 31, 2019 and 2018, respectively; and 13,718,661 and 13,850,413 shares outstanding at
August 31, 2019 and 2018, respectively	20	20
Additional paid-in capital	155,132	153,469
Retained earnings	374,060	351,266
Accumulated other comprehensive income (loss)	(32,482)	(27,636)
Common stock held in treasury, at cost ― 6,055,316 and 5,879,361
shares at August 31, 2019 and 2018, respectively	(351,255)	(321,630)
Total shareholders' equity	145,475	155,489
Total liabilities and shareholders' equity	$302,662	$317,059

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended August 31,
	2019	2018	2017

Net sales	$423,350	$408,518	$380,506
Cost of products sold	191,010	183,255	166,621
Gross profit	232,340	225,263	213,885

Operating expenses:
Selling, general and administrative	123,946	121,394	114,560
Advertising and sales promotion	23,306	22,314	20,537
Amortization of definite-lived intangible assets	2,706	2,951	2,879
Total operating expenses	149,958	146,659	137,976

Income from operations	82,382	78,604	75,909

Other income (expense):
Interest income	155	454	508
Interest expense	(2,541)	(4,219)	(2,582)
Other income (expense), net	774	339	787
Income before income taxes	80,770	75,178	74,622
Provision for income taxes	24,862	9,963	21,692
Net income	$55,908	$65,215	$52,930

Earnings per common share:
Basic	$4.03	$4.65	$3.73
Diluted	$4.02	$4.64	$3.72

Shares used in per share calculations:
Basic	13,799	13,929	14,089
Diluted	13,830	13,962	14,123

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended August 31,
	2019	2018	2017

Net income	$55,908	$65,215	$52,930
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,748)	439	(777)
Total comprehensive income	$51,160	$65,654	$52,153

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2016	19,621,820	$20	$145,936	$289,642	$(27,298)	5,413,482	$(267,905)	$140,395
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	66,418		(921)					(921)
Stock-based compensation			4,138					4,138
Tax benefits from settlements of
stock-based equity awards			1,539					1,539
Cash dividends ($1.89 per share)				(26,808)				(26,808)
Acquisition of treasury stock						290,573	(31,109)	(31,109)
Foreign currency translation adjustment					(777)			(777)
Net income				52,930				52,930
Balance at August 31, 2017	19,688,238	$20	$150,692	$315,764	$(28,075)	5,704,055	$(299,014)	$139,387
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	41,536		(1,607)					(1,607)
Stock-based compensation			4,195					4,195
Cash dividends ($2.11 per share)				(29,585)				(29,585)
Acquisition of treasury stock						175,306	(22,616)	(22,616)
Foreign currency translation adjustment					439			439
Cumulative effect of change in accounting principle			189	(128)				61
Net income				65,215				65,215
Balance at August 31, 2018	19,729,774	$20	$153,469	$351,266	$(27,636)	5,879,361	$(321,630)	$155,489
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	44,203		(2,783)					(2,783)
Stock-based compensation			4,446					4,446
Cash dividends ($2.37 per share)				(32,889)				(32,889)
Acquisition of treasury stock						175,955	(29,625)	(29,625)
Foreign currency translation adjustment					(4,748)			(4,748)
Cumulative effect of change in accounting principle				(225)	(98)			(323)
Net income				55,908				55,908
Balance at August 31, 2019	19,773,977	$20	$155,132	$374,060	$(32,482)	6,055,316	$(351,255)	$145,475

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended August 31,
	2019	2018	2017
Operating activities:
Net income	$55,908	$65,215	$52,930
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	7,593	7,800	6,769
Net gains on sales and disposals of property and equipment	(99)	(164)	(115)
Deferred income taxes	(4)	(7,186)	1,608
Stock-based compensation	4,446	4,195	4,138
Unrealized foreign currency exchange losses (gains), net	651	(302)	364
Provision for bad debts	67	121	(138)
Changes in assets and liabilities:
Trade accounts receivable	(7,318)	(5,635)	482
Inventories	(4,800)	(1,299)	(3,487)
Other assets	5,802	(5,353)	(3,514)
Accounts payable and accrued liabilities	(7,948)	6,107	2,827
Accrued payroll and related expenses	879	590	(6,632)
Other long-term liabilities and income taxes payable	7,674	733	340
Net cash provided by operating activities	62,851	64,822	55,572

Investing activities:
Purchases of property and equipment	(13,282)	(12,356)	(20,150)
Proceeds from sales of property and equipment	383	458	430
Purchases of intangible assets	-	(175)	-
Purchases of short-term investments	-	(83,704)	(27,136)
Maturities of short-term investments	219	166,984	4,565
Net cash provided by (used in) investing activities	(12,680)	71,207	(42,291)

Financing activities:
Treasury stock purchases	(29,625)	(22,616)	(31,109)
Dividends paid	(32,889)	(29,585)	(26,808)
Proceeds from issuance of common stock	-	215	775
Proceeds from issuance of long-term senior notes	-	20,000	-
Repayments of long-term senior notes	(800)	(400)	-
Net (repayments) proceeds from revolving credit facility	(2,912)	(87,200)	32,000
Shares withheld to cover taxes upon conversion of equity awards	(2,783)	(1,823)	(1,696)
Net cash used in financing activities	(69,009)	(121,409)	(26,838)
Effect of exchange rate changes on cash and cash equivalents	(2,795)	(2,836)	(252)
Net increase (decrease) in cash and cash equivalents	(21,633)	11,784	(13,809)
Cash and cash equivalents at beginning of period	48,866	37,082	50,891
Cash and cash equivalents at end of period	$27,233	$48,866	$37,082

Supplemental cash flow information:
Cash paid for:
Interest	$2,199	$4,286	$2,625
Income taxes, net of tax refunds received	$16,879	$10,478	$21,933

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance for doubtful accounts based on historical write-off experience and the identification of specific balances deemed uncollectible. Trade accounts receivable are charged against the allowance when the Company believes it is probable that the trade accounts receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers. Allowance for doubtful accounts related to the Company’s trade accounts receivable were not significant at August 31, 2019 and 2018.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined primarily based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method. When necessary, the Company adjusts the carrying value of its inventory to the lower of cost or net realizable value, including any costs to sell or dispose of such inventory. Appropriate consideration is given by the Company to obsolescence, excessive inventory levels, product deterioration and other factors when evaluating net realizable value for the purposes of determining the lower of cost or net realizable value.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon estimated useful lives of ten to forty years for buildings and improvements, three to fifteen years for machinery and equipment, three to five years for vehicles, three to ten years for furniture and fixtures and three to five years for software and computer equipment. Depreciation expense totaled $4.9 million, $4.8 million and $3.9 million for fiscal years 2019, 2018 and 2017, respectively. These amounts include factory depreciation expense which is recognized as cost of products sold and totaled $1.1 million for the fiscal years 2019, 2018 and 2017.

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

When testing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. If, after assessing qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative test is unnecessary. Otherwise, a quantitative test is performed to identify the potential impairment and to measure the amount of goodwill impairment, if any. Any required impairment losses are recorded as a reduction in the carrying amount of the related asset and charged to results of operations. No goodwill impairments were identified by the Company during fiscal years 2019, 2018 or 2017.

Long-lived Assets

The Company’s long-lived assets consist of property and equipment and definite-lived intangible assets. Long-lived assets are depreciated or amortized, as applicable, on a straight-line basis over their estimated useful lives. The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and/or its remaining useful life may no longer be appropriate. Any required impairment loss would be measured as the amount by which the asset’s carrying amount exceeds its fair value, which is the amount at which the asset could be bought or sold in a current transaction between willing market participants and would be recorded as a reduction in the carrying amount of the related asset and a charge to results of operations. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. No impairments to its long-lived assets were identified by the Company during fiscal years 2019, 2018 or 2017.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of August 31, 2019, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents, short-term investments and short-term borrowings are recorded at cost, which approximates their fair values, based on Level 2 inputs, primarily due to their short-term maturities. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $20.3 million as of August 31, 2019, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to its carrying value of $18.8 million. During the fiscal years ended August 31, 2019, 2018 and 2017, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

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

Insurance Coverage

The Company carries insurance policies to cover insurable risks such as property damage, business interruption, product liability, workers’ compensation and other risks, with coverage and other terms that it believes to be adequate and appropriate. These policies may be subject to applicable deductible or retention amounts, coverage limitations and exclusions. The Company does not maintain self-insurance with respect to its material risks; therefore, the Company has not provided for self-insurance reserves as of August 31, 2019 and 2018.

Revenue Recognition

The Company recognizes revenue related to the sale of products when it satisfies a performance obligation in an amount reflecting the consideration to which it expects to be entitled. Sales are recorded net of allowances for damaged goods and other sales returns, sales incentives, trade promotions and cash discounts. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized which includes the following: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied.

In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment related to variable consideration to determine the net consideration to which the Company expects to be entitled. The Company records estimates of variable consideration, which primarily includes rebates (cooperative marketing programs and volume-based discounts), coupon offers, cash discount allowances, and sales returns, as a reduction of sales in its consolidated statements of operations. These estimates are based on the most likely outcome method considering all reasonably available information, including current and past trade promotion spending patterns, status of trade promotion activities, the interpretation of historical spending trends by customer and category, customer agreements and/or currently known factors that arise in the normal course of business. The Company reviews its assumptions and adjusts these estimates accordingly on a quarterly basis.

Cost of Products Sold

Cost of products sold primarily includes the cost of products manufactured on the Company’s behalf by its third-party contract manufacturers, net of volume and other rebates. Cost of products sold also includes the costs to manufacture WD-40 concentrate, which is done at the Company’s own facilities or at third-party contract manufacturers. When the concentrate is manufactured by the Company, cost of products sold includes direct labor, direct materials and supplies; in-bound freight costs related to purchased raw materials and finished product; and depreciation of machinery and equipment used in the manufacturing process. In addition, cost of products sold includes fees charged to the Company by its third-party distribution centers to warehouse and administer finished products once they are received from the Company’s third-party contract manufacturers.

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

Shipping and Handling Costs

Shipping and handling costs associated with in-bound freight and movement of product from third-party contract manufacturers to the Company’s third-party distribution centers are capitalized in the cost of inventory and subsequently included in cost of sales when recognized in the statement of operations. Shipping and handling costs associated with out-bound transportation are included in selling, general and administrative expenses and are recorded at the time of shipment of product to the Company’s customers. Out-bound shipping and handling costs were $16.3 million, $17.7 million and $16.4 million for fiscal years 2019, 2018 and 2017, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses are expensed as incurred. Advertising and sales promotion expenses include costs associated with promotional activities that the Company pays to third parties, which include costs for advertising (television, print media and internet), administration of coupon programs, consumer promotions, product demonstrations, public relations, agency costs, package design expenses and market research costs. Total advertising and sales promotion expenses were $23.3 million, $22.3 million and $20.5 million for fiscal years 2019, 2018 and 2017, respectively.

Research and Development

The Company is involved in research and development efforts that include the ongoing development or innovation of new products and the improvement, extension or renovation of existing products or product lines. All research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses were $6.5 million, $7.0 million and $8.4 million in fiscal years 2019, 2018 and 2017, respectively. These expenses include costs associated with general research and development activities, as well as those associated with internal staff, overhead, design testing, market research and consultants.

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

As a result of the “Tax Cuts and Jobs Act” (the “Tax Act”) which became effective beginning January 1, 2018, the U.S. has transitioned from a worldwide tax system to a modified territorial tax system, under which corporations are primarily taxed on income earned within the country’s borders, rather than on a worldwide basis. The Company is still required to make assertions on whether its foreign subsidiaries will invest their undistributed earnings indefinitely and these assertions are based on the capital needs of the foreign subsidiaries. Due to the passage of the Tax Act, the Company reevaluated its indefinite reinvestment assertion for its foreign subsidiaries in May 2018 and changed its assertion for certain of its foreign subsidiaries. As a result, the Company no longer considers unremitted earnings of any of its foreign subsidiaries to be indefinitely reinvested. The costs associated with repatriating unremitted foreign earnings, including U.S. state income taxes and foreign withholding taxes, are immaterial to the Company’s consolidated financial statements. For additional information on the Tax Act, see Note 13 — Income Taxes, included in this report.

Foreign Currency

The Company translates the assets and liabilities of its foreign subsidiaries into U.S. Dollars at current rates of exchange in effect at the end of the reporting period. Income and expense items are translated at rates that approximate the rates in effect at the transaction date. Gains and losses from translation are included in accumulated other comprehensive income or loss. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included as other income in the Company’s consolidated statements of operations. The Company had $0.6 million, $0.1 million and $0.4 million of net gains in foreign currency transactions in fiscal years 2019, 2018 and 2017, respectively.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized in other income (expense), net in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At August 31, 2019, the Company had a notional amount of $8.6 million outstanding in foreign currency forward contracts, which matured in September 2019. Unrealized net gains and losses related to foreign currency forward contracts were not significant at August 31, 2019 or 2018. Realized net losses related to foreign currency forward contracts were $0.4 million for the fiscal year ended August 31, 2019, while realized net losses were not significant for the fiscal year ended August 31, 2018. Both unrealized and realized net gains and losses are recorded in other income on the Company’s consolidated statements of operations.

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

The fair value of stock options is determined using a Black-Scholes option pricing model. Fiscal year 2008 was the last fiscal period in which the Company granted stock options, and the last of such stock options were settled in the first quarter of fiscal year 2018. The fair values of restricted stock unit awards and deferred performance unit awards are based on the fair value of the Company’s common stock on the date that such awards are granted. The fair value of market share unit awards is determined using a Monte Carlo simulation model. For the deferred performance unit awards, the Company adjusts the compensation expense over the service period based upon the expected achievement level of the applicable performance condition. As the grant date fair value of market share unit awards reflects the probabilities of the actual number of such awards expected to vest, compensation expense for such awards is not adjusted based on the expected achievement level of the applicable performance condition. The Company records any excess tax benefits or deficiencies from settlements of its stock-based equity awards within the provision for income taxes on the Company’s consolidated statements of operations in the reporting periods in which the settlement of the equity awards occur.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases” under ASC 842, which supersedes lease accounting and disclosure requirements in ASC 840. The new standard establishes a right-of-use model that requires a lessee to record a right-

of-use asset and a lease liability on the balance sheet for leases with fixed payment obligations and terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. Although early adoption is permitted, the Company has elected not to adopt this guidance early and it will become effective for the Company on September 1, 2019. The Company will adopt this new guidance following the optional transition method described in ASU No. 2018-11, “Leases – Targeted Improvements” which was issued in July 2018, rather than the original modified retrospective approach that requires entities to apply the guidance at the beginning of the earliest period presented in the financial statements. Under the optional transition method, the Company will recognize any cumulative effect of initially applying the guidance as an adjustment to the opening balance of retained earnings on September 1, 2019. Therefore, the requirements of this guidance will apply only for periods presented that are after the date of adoption and will not affect comparative periods.

Upon adoption, the Company will elect practical expedients to: (i) not separate lease components from nonlease components for Real Estate – Office Buildings, Machinery & Equipment, R&D/Lab Equipment, Office Equipment, Furniture and Fixtures, and IT Equipment; and (ii) exclude leases with an initial term of 12 months or less from the consolidated balance sheets and will recognize related lease payments in the consolidate statements of operations on a straight-line basis over the lease term.

In preparation for adopting this new standard, management was focused principally on, but not limited to, developing a complete inventory of the Company’s lease contracts and the terms and conditions contained within these contracts to appropriately account for them under the new lease model. Additionally, the Company has implemented updates to its accounting policies, business processes, systems and internal controls in support of adopting this new standard beginning on September 1, 2019. Upon adoption on September 1, 2019, the Company’s total assets and total liabilities will increase by approximately $9.0 million in the Company’s consolidated balance sheets. The standard will not have a material impact on the consolidated statements of operations or cash flows.

Note 3. Inventories

Inventories consisted of the following (in thousands):

	August 31,	August 31,
	2019	2018
Product held at third-party contract manufacturers	$3,175	$2,841
Raw materials and components	4,367	3,692
Work-in-process	257	448
Finished goods	32,883	29,555
Total	$40,682	$36,536

Note 4. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	August 31,	August 31,
	2019	2018
Machinery, equipment and vehicles	$19,356	$17,848
Buildings and improvements	17,391	17,100
Computer and office equipment	5,328	5,046
Software	10,189	9,481
Furniture and fixtures	2,039	1,820
Capital in progress	16,747	8,042
Land	3,444	3,453
Subtotal	74,494	62,790
Less: accumulated depreciation and amortization	(29,418)	(26,433)
Total	$45,076	$36,357

At August 31, 2019, capital in progress on the balance sheet included £9.0 million Pound Sterling ($10.9 million in U.S. Dollars as converted at exchange rates as of August 31, 2019) associated with capital costs related to the purchase of the Company’s new office building and related land, as well as buildout costs in Milton Keynes, England. This new office building will house employees of the Company’s EMEA segment that are based in the United Kingdom. The Company has continued to incur additional capital costs related to the buildout of the acquired building and for the purchase of new furniture, fixtures and equipment. Upon completion of the buildout, which is expected to occur early in fiscal year 2020, the Company will place these assets into service and reclassify the amounts recorded in capital in progress to the respective fixed asset categories, which includes amounts attributable to the land. Since all assets associated with this new office building are denominated in Pound Sterling, amounts will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.

Note 5. Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2017	$85,448	8,939	1,210	95,597
Translation adjustments	1	23	-	24
Balance as of August 31, 2018	85,449	8,962	1,210	95,621
Translation adjustments	(29)	(245)	-	(274)
Balance as of August 31, 2019	$85,420	$8,717	$1,210	$95,347

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

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets, which include the 2000 Flushes, Spot Shot, Carpet Fresh, 1001, EZ REACH and GT85 trade names, the Belgium customer list, the GT85 customer relationships and the GT85 technology are included in other intangible assets, net in the Company’s consolidated balance sheets. The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	August 31,	August 31,
	2019	2018
Gross carrying amount	$35,531	$36,122
Accumulated amortization	(24,879)	(22,609)
Net carrying amount	$10,652	$13,513

There has been no impairment charge for the period ended August 31, 2019 as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.

Changes in the carrying amounts of definite-lived intangible assets by segment are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2017	$12,706	3,538	-	$16,244
Amortization expense	(2,237)	(714)	-	(2,951)
EZ REACH trade name	175	-	-	175
Translation adjustments	-	45	-	45
Balance as of August 31, 2018	10,644	2,869	-	13,513
Amortization expense	(2,243)	(463)	-	(2,706)
Translation adjustments	-	(155)	-	(155)
Balance as of August 31, 2019	$8,401	$2,251	$-	$10,652

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based
Fiscal year 2020	$2,047	$156
Fiscal year 2021	1,253	156
Fiscal year 2022	1,253	156
Fiscal year 2023	1,007	-
Fiscal year 2024	1,001	-
Thereafter	3,623	-
Total	$10,184	$468

Included in the total estimated future amortization expense is the amortization expense for the 1001 trade name and the GT85 intangible assets, which are based on current foreign currency exchange rates, and as a result amounts in future periods may differ from those presented due to fluctuations in those rates.

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	August 31,	August 31,
	2019	2018
Accrued advertising and sales promotion expenses	$10,438	$11,972
Accrued professional services fees	1,744	1,712
Accrued sales taxes and other taxes	1,418	1,642
Accrued liability forward contract (1)	-	6,893
Other (2)	4,913	4,021
Total	$18,513	$26,240

(1)This accrued liability relates to a foreign currency forward contract that the Company’s U.K. subsidiary entered into with Bank of America to sell U.S. Dollars and receive Pound Sterling. This foreign currency forward contract matured on August 30, 2018, but the settlement of the currencies in the amount of $6.9 million did not occur until September 4, 2018. As a result, as of August 31, 2018, the Company owed Bank of America $6.9 million which was recorded in accrued and other liabilities. Bank of America also owed the Company $6.9 million equivalent in Pound Sterling and this was recorded in other current assets as of August 31, 2018.

(2)At August 31, 2019, other accrued liabilities on the balance sheet included £1.4 million Pound Sterling ($1.7 million in U.S. Dollars as converted at exchange rates as of August 31, 2019) associated with capital costs related to buildout costs of the Company’s new office building in Milton Keynes, England. This new office building will house employees of the Company’s EMEA segment that are based in the United Kingdom.

Accrued payroll and related expenses consisted of the following (in thousands):

	August 31,	August 31,
	2019	2018
Accrued incentive compensation	$7,259	$6,719
Accrued payroll	3,454	3,792
Accrued profit sharing	2,503	2,561
Accrued payroll taxes	1,566	1,236
Other	519	515
Total	$15,301	$14,823

Note 7. Debt

As of August 31, 2019, the Company held borrowings under two separate agreements as detailed below.

Note Purchase and Private Shelf Agreement

On November 15, 2017, the Company entered into the Note Purchase and Private Shelf Agreement (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”), pursuant to which the Company agreed to sell $20.0 million aggregate principal amount of senior notes (the “Series A Notes”) to certain of the Note Purchasers. Since November 15, 2017, this note agreement has been amended once on February 23, 2018. The Series A Notes bear interest at 3.39% per annum and will mature on November 15, 2032, unless earlier paid by the Company. Principal payments are required semi-annually in May and November of each year in equal installments of $0.4 million through May 15, 2032, and the remaining outstanding principal in the amount of $8.4 million will become due on November 15, 2032. Interest is also payable semi-annually in May and November of each year. During fiscal year 2019, the Company repaid $0.8 million in principal on the Series A Notes pursuant to its semi-annual principal payment requirements.

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

Credit Agreement

On June 17, 2011, the Company entered into an unsecured Credit Agreement (the “Credit Agreement”) with Bank of America, N.A. (“Bank of America”). Since June 17, 2011, this unsecured credit agreement has been amended seven times, most recently on January 22, 2019, (the “Seventh Amendment”) which extended the maturity date of the revolving credit facility from May 13, 2020 to January 22, 2024 and amended the Credit Agreement to add the Company’s U.K. subsidiary as a designated borrower and permit borrowings in both Euros and Pound Sterling. The Seventh Amendment also reduced the revolving commitment from $175.0 million to $125.0 million until March 22, 2019 and to $100.0 million thereafter, as well as established a sublimit for the revolving commitment for borrowing by the Company’s U.K. operating subsidiary in the amount of $50.0 million.

Per the terms of the amended agreement, the aggregate amount of the Company’s capital stock that it may repurchase may not exceed $150.0 million during the period from January 22, 2019 to the maturity date of the agreement so long as no default exists immediately prior and after giving effect thereto. In addition, the Credit Agreement features an autoborrow agreement providing for the automatic advance of revolving loans in U.S. Dollars to the Company’s designated account at Bank of America. Per the terms of the amended agreement, the Company’s outstanding balance on the autoborrow agreement cannot exceed an aggregate amount of $30.0 million. Since the autoborrow feature provides for borrowings to be made and repaid by the Company on a daily basis, any such borrowings made under an active autoborrow agreement are classified as short-term on the Company’s consolidated balance sheets. The Company had $0.4 million in net borrowings outstanding under the autoborrow agreement as of August 31, 2019.

The Company assesses its ability and intent to refinance the outstanding draws on the line of credit at the end of each reporting period in order to determine the proper balance sheet classification for amounts outstanding on the line of credit. Outstanding draws on the line of credit which the Company intends to repay in less than twelve months are classified as short-term. Outstanding draws for which management has the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. During fiscal year 2019, the Company repaid $20.0 million in short-term borrowings outstanding under the line of credit and drew an additional $20.0 million in short-term borrowings in U.S. Dollars. In January 2019, the Company paid its entire $44.0 million U.S. Dollar balance of long-term outstanding draws in the United States and replaced them with an equivalent amount of draws in Euros and Pound Sterling at its U.K. subsidiary. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. As of August 31, 2019, the Company had a balance of $62.2 million of outstanding draws on the line of credit. Based on the Company’s ability and intent assessment, $42.2 million of this $62.2 million was classified as long-term and the remaining $20.0 million as short-term as of August 31, 2019.

Short-term and long-term borrowings consisted of the following (in thousands):

	August 31,	August 31,
	2019	2018
Short-term borrowings:
Revolving credit facility, short-term	$20,000	$20,000
Revolving credit facility, autoborrow feature	405	2,800
Series A Notes, current portion of long-term debt	800	800
Total short-term borrowings	21,205	23,600

Long-term borrowings:
Revolving credit facility	42,221	44,000
Series A Notes	18,000	18,800
Total long-term borrowings	60,221	62,800
Total	$81,426	$86,400

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

As of August 31, 2019 the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.

Note 8. Share Repurchase Plans

On June 19, 2018, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which became effective on September 1, 2018 and will remain in effect through August 31, 2020, the Company is authorized to acquire up to $75.0 million of its outstanding shares on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations thereto. During the period from September 1, 2018 through August 31, 2019, the Company repurchased 175,955 shares at an average price of $168.34 per share, for a total cost of $29.6 million under this $75.0 million plan.

Note 9. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Fiscal Year Ended August 31,
	2019	2018	2017
Net income	$55,908	$65,215	$52,930
Less: Net income allocated to participating securities	(333)	(423)	(323)
Net income available to common shareholders	$55,575	$64,792	$52,607

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Fiscal Year Ended August 31,
	2019	2018	2017
Weighted-average common shares outstanding, basic	13,799	13,929	14,089
Weighted-average dilutive securities	31	33	34
Weighted-average common shares outstanding, diluted	13,830	13,962	14,123

For the fiscal year ended August 31, 2019, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 1,082 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. There were no anti-dilutive stock-based equity awards outstanding for the fiscal years ended August 31, 2018 and 2017.

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

As a result of the adoption of ASC 606 and management’s consideration of the factors in the five-step approach, the timing for recognizing revenue has been delayed for certain customers and accelerated for others, particularly for customers in the Company’s Americas segment. Under ASC 606, the timing of revenue recognition is determined when control transfers to our customers, while under the prior revenue recognition guidance, timing of revenue was focused more on the transfer of the risks and rewards. Under the prior revenue recognition guidance, the Company effectively retained the risk of loss until the goods reached the customer as if those customers had designated shipping terms. Under ASC 606, transfer of risks and rewards is just one indicator of whether control has transferred. Management determined that revenue, after considering all indicators, is recognized for those customers when goods are shipped or picked up from the Company’s warehouses. The Company assessed the financial line items impacted by adopting this standard compared to the previous revenue guidance, and management concluded that any differences in financial statement line items are inconsequential to the Company’s consolidated financial statements for fiscal year 2019.

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

Variable Consideration - Sales Incentives

In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment related to variable consideration to determine the net consideration to which the Company expects to be entitled. The Company records estimates of variable consideration, which primarily includes rebates (cooperative marketing programs and volume-based discounts), coupon offers, cash discount allowances, and sales returns, as a reduction of sales in its consolidated statements of operations. These estimates are based on the most likely outcome method considering all reasonably available information, including current and past trade promotion spending patterns, status of trade promotion activities, the interpretation of historical spending trends by customer and category, customer agreements and/or currently known factors that arise in the normal course of business. The Company reviews its assumptions and adjusts these estimates accordingly on a quarterly basis.

Rebates — The Company offers various on-going trade promotion programs with customers that require management to estimate and accrue for the expected costs of such programs. These programs include cooperative marketing, volume-based discounts, shelf price reductions, consideration and allowances given to retailers for shelf space and/or favorable display positions in their stores and other promotional activities. Costs related to rebates, cooperative advertising and other promotional activities are recorded as a reduction to sales upon delivery of the Company’s products to its customers. As of August 31, 2019, the Company had a $7.5 million balance in rebate liabilities, which are included in accrued liabilities on the Company’s consolidated balance sheets, and recorded approximately $18.2 million in rebates as a reduction to sales during fiscal year 2019.

Coupons — Coupon costs are based upon historical redemption rates and are recorded as a reduction to sales as incurred, which is when the coupons are circulated. As of August 31, 2019, the Company had a $0.2 million balance in coupon redemption liabilities, which are included in accrued liabilities on the Company’s consolidated balance sheets, and recorded approximately $0.4 million in coupons as a reduction to sales during fiscal year 2019.

Cash discounts — The Company offers certain of its customers a cash discount program to incentivize them to pay the invoice earlier than the normal payment date on the invoice. Although payment terms vary, most customers typically pay within 30 to 90 days of invoicing. As of August 31, 2019, the Company had a $0.5 million balance in the allowance for cash discounts and recorded approximately $4.2 million in cash discounts as a reduction to sales during fiscal year 2019.

Sales returns — The Company recognizes revenue net of allowances for estimated returns, which is based on historical return rates, with a corresponding reduction to cost of products sold. Although the Company typically does not have definitive sales return provisions included in the contract terms with its customers, when such provisions have been included, they have not been significant. Under the provisions of ASC 606, the Company is now required to present its provision for sales returns on a gross basis as a liability. The Company’s refund liability for sales returns was $0.4 million at August 31, 2019, which is included in accrued liabilities and represents the amount expected to be owed to the customers for product returns. The Company now also records an asset for the value of inventory that represents the right to recover products from customers associated with sales returns. The value of this inventory is recorded to other current assets and the balance in this account associated with product returns was $0.1 million at August 31, 2019. In prior periods, the Company recognized a provision for estimated sales returns on a net basis, and as allowed under the modified retrospective approach, the comparative prior period information has not been restated for this change.

Disaggregation of Revenue

The Company's revenue is presented on a disaggregated basis in Note 16 – Business Segments and Foreign Operations included in this report. The Company discloses certain information about its business segments, which are determined consistent with the way the Company’s Chief Operating Decision Maker organizes and evaluates financial information internally for making operating decisions and assessing performance. The Chief Operating Decision Maker assesses and measures revenue based on geographic area and product groups.

Contract Balances

Contract liabilities consist of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $1.1 million and $0.3 million as of September 1, 2018 and August 31, 2019, respectively. All of the $1.1 million that was included in contract liabilities as of September 1, 2018 was recognized to revenue during fiscal year 2019. These contract liabilities are recorded in accrued liabilities on the Company’s consolidated balance sheets. The Company did not have any contract assets as of September 1, 2018 and August 31, 2019

Note 11. Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is the Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The consolidated financial statements include sales to Tractor Supply of $1.9 million for fiscal year 2019 and $1.4 million and $1.2 million for fiscal years 2018 and 2017, respectively. Accounts receivable from Tractor Supply were $0.3 million as of August 31, 2019 and $0.5 million as of August 31, 2018.

Note 12. Commitments and Contingencies

Leases

The Company was committed under certain non-cancellable capital and operating leases at August 31, 2019. The Company's capital leases were not significant as of August 31, 2019. The Company’s leases provide for the following future fiscal year minimum payments (in thousands):

	2020	2021	2022	2023	2024	Thereafter
Leases	$1,988	$1,470	$827	$348	$975	$932

Rent expense was $1.8 million, $2.0 million, and $2.1 million for the fiscal years ended August 31, 2019, 2018 and 2017, respectively.

Purchase Commitments

The Company has ongoing relationships with various suppliers (contract manufacturers) who manufacture the Company’s products. The contract manufacturers maintain title and control of certain raw materials and components, materials utilized in finished products, and of the finished products themselves until shipment to the Company’s customers or third-party distribution centers in accordance with agreed upon shipment terms. Although the Company has definitive minimum purchase obligations included in the contract terms with certain of its contract manufacturers, when such obligations have been included, they have either been immaterial or the minimum amounts have been such that they are well below the volume of goods that the Company has historically purchased. In the ordinary course of business, supply needs are communicated by the Company to its contract manufacturers based on orders and short-term projections, ranging from two to six months. The Company is committed to purchase the products produced by the contract manufacturers based on the projections provided.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of August 31, 2019, no such commitments were outstanding.

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

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of August 31, 2019.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of August 31, 2019.

Note 13. Income Taxes

Income before income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2019	2018	2017
United States	$47,962	$42,634	$42,060
Foreign (1)	32,808	32,544	32,562
Income before income taxes	$80,770	$75,178	$74,622

(1)Included in these amounts are income before income taxes for the EMEA segment of $26.6 million, $27.4 million and $28.1 million for the fiscal years ended August 31, 2019, 2018 and 2017, respectively.

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2019	2018	2017
Current:
Federal	$15,591	$10,100	$10,813
State	800	651	744
Foreign	7,679	6,750	7,465
Total current	24,070	17,501	19,022

Deferred:
United States	843	(7,496)	2,627
Foreign	(51)	(42)	43
Total deferred	792	(7,538)	2,670
Provision for income taxes	$24,862	$9,963	$21,692

Deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	August 31,	August 31,
	2019	2018
Deferred tax assets:
Accrued payroll and related expenses	$794	$916
Accounts receivable	325	303
Reserves and accruals	1,145	1,496
Stock-based compensation expense	1,990	2,321
Uniform capitalization	1,084	959
Tax credit carryforwards	2,827	2,790
Other	1,034	938
Total gross deferred tax assets	9,199	9,723
Valuation allowance	(2,827)	(2,505)
Total net deferred tax assets	6,372	7,218

Deferred tax liabilities:
Property and equipment, net	(1,609)	(1,305)
Amortization of tax goodwill and intangible assets	(15,373)	(16,108)
Investments in partnerships	(83)	(222)
Other	(592)	(122)
Total deferred tax liabilities	(17,657)	(17,757)
Net deferred tax liabilities	$(11,285)	$(10,539)

The Company had state net operating loss (“NOL”) carryforwards of $4.8 million and $3.0 million as of August 31, 2019 and 2018, respectively, which generated a net deferred tax asset of $0.2 million as of both August 31, 2019 and 2018. The state NOL carryforwards, if unused, will expire between fiscal year 2020 and 2039. The Company also had tax credit carryforwards of $2.8 million as of both August 31, 2019 and 2018, of which $2.6 million and $2.5 million, respectively, is attributable to U.K. tax credit carryforwards, which do not expire. Future utilization of the U.K. tax credit carryforwards and certain state credit carryforwards is uncertain and is dependent upon several factors that may not occur, including the generation of future taxable income in certain jurisdictions. At this time, management cannot conclude that it is “more likely than not” that the related deferred tax assets will be realized. Accordingly, a full valuation allowance has been recorded against the related deferred tax asset associated with the U.K. tax credit carryforwards and certain state credit carryforwards.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows (in thousands):

	Fiscal Year Ended August 31,
	2019	2018	2017
Amount computed at U.S. statutory federal tax rate	$16,962	$19,298	$26,118
State income taxes, net of federal tax benefits	963	453	327
Effect of foreign operations	(1,086)	(1,412)	(4,277)
Benefit from qualified domestic production deduction	-	(1,121)	(1,295)
Tax Cuts and Jobs Act:
Remeasurement of deferred income taxes	-	(6,762)	-
Toll tax, net of foreign tax credits	8,665	(282)	-
Benefit from stock compensation	(1,107)	(725)	-
Other	465	514	819
Provision for income taxes	$24,862	$9,963	$21,692

On December 20, 2017 the United States House of Representatives and the Senate passed the “Tax Cuts and Jobs Act” (the “Tax Act”), which was signed into law on December 22, 2017 and became effective beginning January 1, 2018. Due to the complexity of the Tax Act, the SEC issued guidance in SAB 118 which clarified the accounting for income taxes under ASC 740 if certain information was not yet available, prepared or analyzed in reasonable detail to complete the accounting for income tax effects of the Tax Act. SAB 118 provided for a measurement period of up to one year after the enactment of the Tax Act, during which time the required analyses and accounting must have been completed. During the measurement period, provisional amounts must have been reported for income tax effects of the Tax Act for which the accounting was incomplete but a reasonable estimate could be determined. During fiscal year 2018, the Company recorded provisional amounts for the income tax effects of the changes in tax law and tax rates during this measurement period. The Company did not significantly adjust these provisional amounts from the beginning of fiscal year 2019 through the end of the SAB 118 measurement period which occurred during the second quarter of the Company’s fiscal year 2019. Although the Company no longer considers these amounts to be provisional, the determination of the Tax Act’s income tax effects remains subject to change following subsequent legislation, further interpretation of the Tax Act based on the publication of U.S. Treasury regulations, or guidance from the Internal Revenue Service and state tax authorities.

In November 2018, subsequent to the filing of the Company’s federal income tax return, the U.S. Treasury released proposed regulations that were subsequently finalized in June 2019. These regulations specifically address, and are inconsistent with, the Company’s position regarding the availability of the dividends received deduction for deemed foreign dividends recorded in fiscal 2018 associated with the Tax Act’s mandatory one-time “toll tax” on unremitted foreign earnings. During July 2019, the Company completed its assessment of these final regulations. Due to the uncertainty created by these regulations, the Company recorded a reserve for an uncertain tax position in the fourth quarter of its fiscal year 2019 in the amount of $8.7 million, inclusive of accrued interest of approximately $0.4 million. This uncertain tax position represents the tax liability that would be imposed if these final regulations are enforced. This liability reserve increased the Company’s provision for income taxes and lowered its net income for the year ending August 31, 2019.

Management has assessed other fiscal year 2019 impacts of the Tax Act and has determined that the Company has lost the benefit from the Domestic Production Activities Deduction. However, the Company has also acquired certain net benefits beginning in fiscal year 2019 from the favorable impacts of the Foreign Derived Intangible Income (“FDII”) section of the Tax Act, partially offset by the unfavorable impacts of the Global Intangible Low-Taxed Income (“GILTI”). Another significant section of the Tax Act, the Base Erosion Anti-Abuse Tax (“BEAT”), does not apply to the Company’s fiscal year 2019 as the Company does not meet the minimum revenue requirements under the BEAT. The Company will continue to evaluate the BEAT to determine whether it will have any significant impact on the Company’s consolidated financial statements in future years. The Tax Act requires taxpayers to elect an accounting method for expenses allocated to the GILTI calculation. As ASC 740, Income Taxes, does not directly address the accounting for GILTI, the FASB staff concluded that entities must make an accounting policy election to either: (1) treat GILTI as a period cost if and when incurred, or (2) recognize deferred taxes for basis differences that are expected to reverse as GILTI in future years. During the first quarter of fiscal year 2019, management made the accounting policy election to account for GILTI as a current period cost included in tax expense in the year incurred

The provision for income taxes was 30.8% and 13.3% of income before income taxes for the fiscal years ended August 31, 2019 and 2018, respectively. The increase in the effective income tax rate from period to period was primarily due to the uncertain tax position in the amount of $8.7 million related to the toll tax that was recorded in the fourth quarter of fiscal year 2019. In addition, the remeasurement of deferred income taxes related to the Tax Act, which was recorded as a provisional benefit and discrete item in fiscal year 2018, resulted in a favorable impact of $6.8 million to the Company’s fiscal year 2018 effective income tax rate. These one-time impacts resulted in a significantly higher fiscal year 2019 effective income tax rate compared to the prior fiscal year. In addition, the effective income tax rate for both fiscal years 2019 and 2018 were favorably impacted by the Tax Act’s lower statutory tax rate. As the Company’s fiscal year ends on August 31st, the Tax Act resulted in a blended federal statutory tax rate of 25.7% for fiscal year 2018. For fiscal year 2019, however, the Tax Act was in effect for the Company’s full year and resulted in a federal statutory tax rate for the year of 21%. The tax rate was also favorably impacted in fiscal year 2019 by the net benefit received from the application of the GILTI and FDII calculations which were partially offset by the loss of the Domestic Production Activities Deduction.

Reconciliations of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	Fiscal Year Ended August 31,
	2019	2018
Unrecognized tax benefits - beginning of fiscal year	$1,038	$981
Net increases (decreases) - prior period tax positions	8,301	62
Net increases - current period tax positions	210	263
Expirations of statute of limitations for assessment	(165)	(197)
Settlements	-	(71)
Unrecognized tax benefits - end of fiscal year	$9,384	$1,038

Gross unrecognized tax benefits totaled $9.4 million and $1.0 million for the fiscal years ended August 31, 2019 and 2018, respectively, of which $9.2 million and $0.9 million, respectively, would affect the Company’s effective income tax rate if recognized. Interest and penalties related to uncertain tax positions included in tax expense was $0.4 million for the fiscal year ended August 31, 2019, entirely related to the toll tax liability reserve accrued in the fourth quarter of fiscal year 2019. There were no significant interest or penalties included in income tax expense for the fiscal year ended August 31, 2018. The total balance of accrued interest and penalties related to uncertain tax positions was $0.4 million for the fiscal year ended August 31, 2019 and was not significant for the fiscal year ended August 31, 2018.

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

Note 14. Stock-based Compensation

As of August 31, 2019, the Company had one stock incentive plan, the WD-40 Company 2016 Stock Incentive Plan (“2016 Plan”), which was approved by the Company’s shareholders effective as of December 13, 2016. The 2016 Plan permits the granting of various stock-based equity awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards to employees, directors and consultants. To date through August 31, 2019, the Company had granted awards of restricted stock units (“RSUs”), market share units (“MSUs”) and deferred performance units (“DPUs”) under the 2016 Plan. Additionally, as of August 31, 2019, there were still outstanding RSUs, MSUs and DPUs which had been granted under the Company’s prior equity incentive plan. The 2016 Plan is administered by the Board of Directors (the “Board”) or the Compensation Committee or other designated committee of the Board (the “Committee”). All stock-based equity awards granted under the 2016 Plan are subject to the specific terms and conditions as determined by the Committee at the time of grant of such awards in accordance with the various terms and conditions specified for each award type per the 2016 Plan. The total number of shares of common stock authorized for issuance pursuant to grants of awards under the 2016 Plan is 1,000,000. As of August 31, 2019, 720,373 shares of common stock remained available for future issuance pursuant to grants of awards under the 2016 Plan. The shares of common stock to be issued pursuant to awards under the 2016 Plan may be authorized shares not previously issued, or treasury shares. The Company has historically issued new authorized shares not previously issued upon the settlement of the various stock-based equity awards under its equity incentive plans.

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

Stock-based compensation expense is amortized on a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense related to the Company’s stock-based equity awards totaled $4.4 million, $4.2 million and $4.1 million for the fiscal years ended August 31, 2019, 2018 and 2017, respectively. The Company recognized income tax benefits related to such stock-based compensation of $1.0 million, $1.1 million and $1.4 million for the fiscal years ended August 31, 2019, 2018 and 2017, respectively. As of August 31, 2019, the total unamortized compensation cost related to non-vested stock-based equity awards was $0.6 million and $2.1 million for RSUs and MSUs, respectively, which the Company expects to recognize over remaining weighted-average vesting periods of 1.6 and 1.9 years for RSUs and MSUs, respectively. No unamortized compensation cost for DPUs remained as of August 31, 2019.

Stock Options

Fiscal year 2008 was the last fiscal period in which the Company granted stock options and no stock options remained outstanding as of the prior fiscal year ended August 31, 2018. The estimated fair value of each of the Company’s stock option awards granted in and prior to fiscal year 2008 was determined on the date of grant using the Black-Scholes option pricing model. The total intrinsic value of stock options exercised was $0.5 million and $1.6 million for the fiscal years ended August 31, 2018 and 2017, respectively. The income tax benefits from stock options exercised totaled $0.1 million and $0.4 million for the fiscal years ended August 31, 2018 and 2017, respectively.

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

A summary of the Company’s restricted stock unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Restricted Stock Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2018	115,308	$70.52
Granted	17,562	$163.93
Converted to common shares	(35,813)	$74.19
Forfeited	(137)	$130.99
Outstanding at August 31, 2019	96,920	$86.01	$17,669
Vested at August 31, 2019	72,069	$70.34	$13,138

The weighted-average grant date fair value of all RSUs granted during the fiscal years ended August 31, 2019, 2018 and 2017 was $163.93, $111.71 and $109.23, respectively. The total intrinsic value of all RSUs converted to common shares was $6.0 million, $2.8 million and $3.6 million for the fiscal years ended August 31, 2019, 2018 and 2017, respectively.

The income tax benefits from RSUs converted to common shares totaled $1.4 million, $0.7 million and $1.3 million for the fiscal years ended August 31, 2019, 2018 and 2017, respectively.

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

	Fiscal Year Ended August 31,
	2019	2018	2017
Expected volatility	19.6%	20.4%	21.1%
Risk-free interest rate	3.0%	1.6%	1.0%
Expected dividend yield	0.0%	0.0%	0.0%

The expected volatility utilized was based on the historical volatilities of the Company’s common stock and the Index in order to model the stock price movements. The volatility used was calculated over the most recent 2.90-year period for MSUs granted during the fiscal year ended August 31, 2019 and over the most recent 2.89-year periods for MSUs granted during each of the fiscal years ended August 31, 2018 and 2017, which were the remaining terms of the performance Measurement Period at the dates of grant. The risk-free interest rates used were based on the implied yield available on a U.S. Treasury zero-coupon bill with a remaining term equivalent to the remaining performance Measurement Period. The MSU awards stipulate that, for purposes of computing the relative TSR for the Company as compared to the return for the Index, dividends paid with respect to both the Company’s stock and the Index are to be treated as being reinvested into the stock of each entity as of the ex-dividend date. Accordingly, an expected dividend yield of zero was used in the Monte Carlo simulation model, which is the mathematical equivalent to reinvesting dividends in the issuing entity over the performance Measurement Period.

A summary of the Company’s market share unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Market Share Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2018	42,208	$105.81
Granted	11,687	$177.82
Performance factor adjustments	11,090	$127.80
Converted to common shares	(24,752)	$125.28
Forfeited	(709)	$108.29
Outstanding at August 31, 2019 (1)	39,524	$121.03	$7,205

(1)This figure represents the total number of shares underlying MSU grants assuming achievement of the target number of shares at 100%. As the ultimate number of shares that vest could be as high as 200% of the target, the Company may be required to issue additional shares to satisfy outstanding MSU award grants.

The weighted-average grant date fair value of all MSUs granted during the fiscal years ended August 31, 2019, 2018 and 2017 was $177.82, $101.93 and $90.91, respectively. The total intrinsic value of all MSUs converted to common shares was $4.0 million, $3.0 million and $2.8 million for the fiscal years ended August 31, 2019, 2018 and 2017, respectively.

The income tax benefits from MSUs converted to common shares totaled $0.9 million, $0.8 million and $0.9 million for the fiscal years ended August 31, 2019, 2018 and 2017, respectively.

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

A summary of the Company’s deferred performance unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Deferred Performance Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2018	30,768	$108.14
Granted	20,043	$160.37
Performance factor adjustments	(25,966)	$110.65
Converted to common shares	(629)	$94.54
Forfeited	(686)	$160.37
Outstanding at August 31, 2019	23,530	$148.70	$4,290
Vested at August 31, 2019	4,173	$94.54	$761

The weighted-average grant date fair value of all DPUs granted during the fiscal years ended August 31, 2019, 2018 and 2017 was $160.37, $110.65 and $110.19, respectively. The total intrinsic value of all DPUs converted to common shares was not significant for each of the fiscal years ended August 31, 2019, 2018 and 2017.

The income tax benefits from DPUs converted to common shares were not significant for each of the fiscal years ended August 31, 2019, 2018 and 2017.

Note 15. Other Benefit Plans

The Company has a WD-40 Company Profit Sharing/401(k) Plan and Trust (the “Profit Sharing/401(k) Plan”) whereby regular U.S. employees who have completed certain minimum service requirements can defer a portion of their income through contributions to a trust. The Profit Sharing/401(k) Plan provides for Company contributions to the trust, as approved by the Board of Directors, as follows: 1) matching contributions to each participant up to 50% of the first 6.6% of compensation contributed by the participant; 2) fixed non-elective contributions in the amount equal to 10% of eligible compensation; and 3) a discretionary non-elective contribution in an amount to be determined by the Board of Directors up to 5% of eligible compensation. The Company’s contributions are subject to overall employer contribution limits and may not exceed the amount deductible for income tax purposes. The Profit Sharing/401(k) Plan may be amended or discontinued at any time by the Company. The Company’s contribution expense for the Profit Sharing/401(k) Plan was $3.3 million for both fiscal years 2019 and 2018, and $3.2 million for fiscal year 2017.

The Company’s international subsidiaries have similar benefit plan arrangements, dependent upon the local applicable laws and regulations. The plans provide for Company contributions to an appropriate third-party plan, as approved by the subsidiary’s Board of Directors. The Company’s contribution expense related to the international plans was $1.6 million for both fiscal years 2019 and 2018, and was $1.4 million for the fiscal year ended August 31, 2017.

Note 16. Business Segments and Foreign Operations

The Company evaluates the performance of its segments and allocates resources to them based on sales and operating income. The Company is organized on the basis of geographical area into the following three segments: the Americas; EMEA; and Asia-Pacific. Segment data does not include inter-segment revenues. Unallocated corporate expenses are general corporate overhead expenses not directly attributable to the business segments and are reported separate from the Company’s identified segments. The corporate overhead costs include expenses for the Company’s accounting and finance, information technology, human resources, research and development, quality control and executive management functions, as well as all direct costs associated with public company compliance matters including legal, audit and other professional services costs. Also included in corporate overhead costs for fiscal year 2018 are corporate funded advertising and sales promotion expenses focused on increasing the Company’s digital presence and building brand awareness.

				Unallocated
	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
Fiscal Year Ended August 31, 2019
Net sales	$193,972	$160,615	$68,763	$-	$423,350
Income from operations	$50,069	$37,246	$20,813	$(25,746)	$82,382
Depreciation and
amortization expense	$4,532	$2,538	$282	$241	$7,593
Interest income	$29	$23	$103	$-	$155
Interest expense	$2,156	$379	$6	$-	$2,541

Fiscal Year Ended August 31, 2018
Net sales	$192,878	$150,878	$64,762	$-	$408,518
Income from operations	$48,954	$36,241	$19,098	$(25,689)	$78,604
Depreciation and
amortization expense	$4,142	$2,561	$313	$784	$7,800
Interest income	$13	$320	$121	$-	$454
Interest expense	$4,209	$-	$10	$-	$4,219

Fiscal Year Ended August 31, 2017
Net sales	$184,929	$136,771	$58,806	$-	$380,506
Income from operations	$48,303	$35,389	$16,765	$(24,548)	$75,909
Depreciation and
amortization expense	$4,270	$2,090	$254	$155	$6,769
Interest income	$8	$389	$111	$-	$508
Interest expense	$2,570	$-	$12	$-	$2,582

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

Net sales by product group are as follows (in thousands):

	Fiscal Year Ended August 31,
	2019	2018	2017
Maintenance products	$386,644	$372,391	$342,295
Homecare and cleaning products	36,706	36,127	38,211
Total	$423,350	$408,518	$380,506

Net sales and long-lived assets by geographic area are as follows (in thousands):

	Fiscal Year Ended August 31,
	2019	2018	2017
Net Sales by Geography:
United States	$157,904	$154,986	$150,086
International	265,446	253,532	230,420
Total	$423,350	$408,518	$380,506

Long-lived Assets by Geography (1) :
United States	$24,535	$21,986	$23,346
International	20,541	14,371	6,093
Total	$45,076	$36,357	$29,439

(1) Includes tangible assets and property and equipment, net, attributed to the geographic location in which such assets are located.

Note 17. Subsequent Events

On October 8, 2019, the Company’s Board of Directors declared a cash dividend of $0.61 per share payable on October 31, 2019 to shareholders of record on October 18, 2019.