Form 10-Q
period 2019-11-30
WD 40 CO
filed 2020-01-09
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of January 3, 2020 was 13,706,715.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended November 30, 2019

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	November 30,	August 31,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$28,680	$27,233
Trade accounts receivable, less allowance for doubtful
accounts of $320 and $300 at November 30, 2019
and August 31, 2019, respectively	70,058	72,864
Inventories	43,703	40,682
Other current assets	6,783	7,216
Total current assets	149,224	147,995
Property and equipment, net	50,103	45,076
Goodwill	95,573	95,347
Other intangible assets, net	10,124	10,652
Operating lease right-of-use assets	8,734	-
Deferred tax assets, net	428	403
Other assets	3,305	3,189
Total assets	$317,491	$302,662

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$18,457	$18,727
Accrued liabilities	20,041	18,513
Accrued payroll and related expenses	13,361	15,301
Short-term borrowings	29,088	21,205
Income taxes payable	73	844
Total current liabilities	81,020	74,590
Long-term borrowings	61,152	60,221
Deferred tax liabilities, net	11,784	11,688
Long-term operating lease liabilities	7,084	-
Other long-term liabilities	10,459	10,688
Total liabilities	171,499	157,187

Commitments and Contingencies (Note 13)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,796,319 and 19,773,977 shares issued at November 30, 2019 and
August 31, 2019, respectively; and 13,714,203 and 13,718,661 shares
outstanding at November 30, 2019 and August 31, 2019, respectively	20	20
Additional paid-in capital	154,706	155,132
Retained earnings	377,848	374,060
Accumulated other comprehensive loss	(30,370)	(32,482)
Common stock held in treasury, at cost ― 6,082,116 and 6,055,316
shares at November 30, 2019 and August 31, 2019, respectively	(356,212)	(351,255)
Total shareholders' equity	145,992	145,475
Total liabilities and shareholders' equity	$317,491	$302,662

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended November 30,
	2019	2018

Net sales	$98,556	$101,282
Cost of products sold	45,013	45,451
Gross profit	53,543	55,831

Operating expenses:
Selling, general and administrative	32,599	32,731
Advertising and sales promotion	5,590	5,966
Amortization of definite-lived intangible assets	650	733
Total operating expenses	38,839	39,430

Income from operations	14,704	16,401

Other income (expense):
Interest income	25	51
Interest expense	(442)	(710)
Other income (expense), net	5	376
Income before income taxes	14,292	16,118
Provision for income taxes	2,098	2,839
Net income	$12,194	$13,279

Earnings per common share:
Basic	$0.88	$0.95
Diluted	$0.88	$0.95

Shares used in per share calculations:
Basic	13,714	13,846
Diluted	13,746	13,882

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended November 30,
	2019	2018

Net income	$12,194	$13,279
Other comprehensive (loss) income:
Foreign currency translation adjustment	2,112	(1,631)
Total comprehensive income	$14,306	$11,648

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2019	19,773,977	$20	$155,132	$374,060	$(32,482)	6,055,316	$(351,255)	$145,475
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	22,342		(2,640)					(2,640)
Stock-based compensation			2,214					2,214
Cash dividends ($0.61 per share)				(8,406)				(8,406)
Acquisition of treasury stock						26,800	(4,957)	(4,957)
Foreign currency translation adjustment					2,112			2,112
Net income				12,194				12,194
Balance at November 30, 2019	19,796,319	$20	$154,706	$377,848	$(30,370)	6,082,116	$(356,212)	$145,992

Balance at August 31, 2018	19,729,774	$20	$153,469	$351,266	$(27,636)	5,879,361	$(321,630)	$155,489
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	24,062		(2,425)					(2,425)
Stock-based compensation			1,965					1,965
Cash dividends ($0.54 per share)				(7,522)				(7,522)
Acquisition of treasury stock						41,184	(6,863)	(6,863)
Foreign currency translation adjustment					(1,631)			(1,631)
Cumulative effect of change in accounting principle				(324)				(324)
Net income				13,279				13,279
Balance at November 30, 2018	19,753,836	$20	$153,009	$356,699	$(29,267)	5,920,545	$(328,493)	$151,968

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended November 30,
	2019	2018
Operating activities:
Net income	$12,194	$13,279
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,957	1,925
Net gains on sales and disposals of property and equipment	(64)	(3)
Deferred income taxes	57	569
Stock-based compensation	2,214	1,965
Unrealized foreign currency exchange gains	394	210
Provision for bad debts	6	10
Changes in assets and liabilities:
Trade accounts receivable	3,630	(2,302)
Inventories	(2,358)	(2,851)
Other assets	462	8,037
Operating lease assets and liabilities, net	195	-
Accounts payable and accrued liabilities	(332)	(8,089)
Accrued payroll and related expenses	(2,234)	(3,310)
Other long-term liabilities and income taxes payable	(915)	(431)
Net cash provided by operating activities	15,206	9,009

Investing activities:
Purchases of property and equipment	(5,965)	(1,292)
Proceeds from sales of property and equipment	195	58
Net cash used in investing activities	(5,770)	(1,234)

Financing activities:
Treasury stock purchases	(4,957)	(6,863)
Dividends paid	(8,406)	(7,522)
Repayments of long-term senior notes	(400)	(400)
Net proceeds (repayments) of revolving credit facility	7,883	(6,938)
Shares withheld to cover taxes upon conversions of equity awards	(2,640)	(2,425)
Net cash used in financing activities	(8,520)	(24,148)
Effect of exchange rate changes on cash and cash equivalents	531	(919)
Net increase (decrease) in cash and cash equivalents	1,447	(17,292)
Cash and cash equivalents at beginning of period	27,233	48,866
Cash and cash equivalents at end of period	$28,680	$31,574

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2019 year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments necessary for a fair statement thereof and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019, which was filed with the SEC on October 22, 2019.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At November 30, 2019, the Company had a notional amount of $9.6 million outstanding in foreign currency forward contracts, which will mature on February 28, 2020. Unrealized net gains and losses related to foreign currency forward contracts were not significant at November 30, 2019 and November 30, 2018. Realized net gains and losses related to foreign currency forward contracts were not significant for both the three months ended November 30, 2019 and November 30, 2018. Both unrealized and realized net gains and losses are recorded in other income on the Company’s consolidated statements of operations.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of November 30, 2019, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents, short-term investments and short-term borrowings are recorded at cost, which approximates their fair values, based on Level 2 inputs, primarily due to their short-term maturities. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes which are also classified as Level 2 within the fair value hierarchy and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $19.2 million as of November 30, 2019, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to its carrying value of $18.4 million. During the three months ended November 30, 2019, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases” under ASC 842, which supersedes lease accounting and disclosure requirements in ASC 840. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for leases with fixed payment obligations and terms longer than twelve months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company adopted this new guidance on September 1, 2019 following the optional transition method described in ASU No. 2018-11, “Leases – Targeted Improvements” which was issued in July 2018, rather than the original modified retrospective approach that requires entities to apply the guidance at the beginning of the earliest period presented in the financial statements. Under the optional transition method, entities shall recognize the cumulative effect of initially applying the guidance as an adjustment to the opening balance of retained earnings on September 1, 2019. Therefore, the requirements of this guidance only apply for periods presented that are after the date of adoption and does not affect comparative periods.

Upon adoption, the Company elected practical expedients to: (i) not separate lease components from nonlease components for real estate – office buildings, machinery and equipment, lab equipment, office equipment, furniture and fixtures, and IT equipment; and (ii) exclude leases with an initial term of 12 months or less from the consolidated balance sheets and will recognize related lease payments in the consolidate statements of operations on a straight-line basis over the lease term. The Company did not elect the hindsight practical expedient and also did not elect the package of practical expedients that would allow the Company to retain its conclusions under prior guidance for lease classification and initial direct costs for leases that commenced before the September 1, 2019 implementation date.

During the implementation of this new standard, management was focused principally on, but not limited to, developing a complete inventory of the Company’s lease contracts and the terms and conditions contained within these contracts to appropriately account for them under the new lease model. Additionally, the Company has implemented updates to its accounting policies, business processes, systems and internal controls in support of adopting this new standard. Upon adoption on September 1, 2019, the Company’s total assets increased by $9.0 million and total liabilities increased by $9.2 million in the Company’s consolidated balance sheets. The standard did not have a material impact on the consolidated statements of operations or cash flows. Upon adoption, the cumulative effect of initially applying the guidance was insignificant and therefore no adjustment to the opening balance of retained earnings was made on September 1, 2019. See Note 6 – Leases for additional information and incremental disclosures related to the adoption of this standard.

Recently Issued Accounting Standards

Recent accounting pronouncements pending adoption are either not applicable or are not expected to have a material impact on the Company’s consolidated balance sheets, statement of operations or cash flows.

Note 3. Inventories

Inventories consist primarily of raw materials and components, finished goods, and product held at third-party contract manufacturers. Inventories are stated at the lower of cost or market and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method. Inventories consisted of the following (in thousands):

	November 30,	August 31,
	2019	2019
Product held at third-party contract manufacturers	$3,564	$3,175
Raw materials and components	5,772	4,367
Work-in-process	452	257
Finished goods	33,915	32,883
Total	$43,703	$40,682

Note 4. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	November 30,	August 31,
	2019	2019
Machinery, equipment and vehicles	$19,668	$19,356
Buildings and improvements	27,902	17,391
Computer and office equipment	5,528	5,328
Software	10,365	10,189
Furniture and fixtures	2,596	2,039
Capital in progress	9,801	16,747
Land	4,335	3,444
Subtotal	80,195	74,494
Less: accumulated depreciation and amortization	(30,092)	(29,418)
Total	$50,103	$45,076

At August 31, 2019, capital in progress on the balance sheet included £9.0 million Pound Sterling ($10.9 million in U.S. Dollars as converted at exchange rates as of August 31, 2019) associated with capital costs related to the purchase of the Company’s new office building and related land in Milton Keynes, England. Upon completion of the buildout and relocation of employees based in the United Kingdom to this new office building in the first quarter of fiscal year 2020, the Company placed these assets into service and reclassified the amounts recorded in capital in progress to the respective fixed asset categories, which includes amounts attributable to the land. Since all assets associated with this new office building are denominated in Pound Sterling, amounts will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.

Note 5. Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2019	$85,420	$8,717	$1,210	$95,347
Translation adjustments	24	202	-	226
Balance as of November 30, 2019	$85,444	$8,919	$1,210	$95,573

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

	November 30,	August 31,
	2019	2019
Gross carrying amount	$36,020	$35,531
Accumulated amortization	(25,896)	(24,879)
Net carrying amount	$10,124	$10,652

There has been no impairment charge for the three months ended November 30, 2019 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.

Changes in the carrying amounts of definite-lived intangible assets by segment for the three months ended November 30, 2019 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2019	$8,401	$2,251	$-	$10,652
Amortization expense	(561)	(89)	-	(650)
Translation adjustments	-	122	-	122
Balance as of November 30, 2019	$7,840	$2,284	$-	$10,124

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based
Remainder of fiscal year 2020	$1,442	$123
Fiscal year 2021	1,264	165
Fiscal year 2022	1,264	165
Fiscal year 2023	1,018	-
Fiscal year 2024	1,012	-
Thereafter	3,671	-
Total	$9,671	$453

Included in the total estimated future amortization expense is the amortization expense for the 1001 trade name and the GT85 intangible assets, which are based on current foreign currency exchange rates, and as a result amounts in future periods may differ from those presented due to fluctuations in those rates.

Note 6. Leases

The Company leases real estate for its regional sales offices, a research and development facility, and offices located at its international subsidiaries and branch locations. In addition, the Company leases an automobile fleet in the United States. The Company has also identified warehouse leases within certain third-party distribution center service contracts. All other leases are insignificant to the Company’s consolidated financial statements. To determine if a contract contains a lease, the Company assesses its contracts and determines if there is an identified asset for which the Company has obtained the right to control, as defined in ASC 842.

The Company records right-of-use assets and lease liabilities on its consolidated balance sheets for leases with an expected term greater than one year. The lease term includes the committed lease term, also taking into account early termination and renewal options that management is reasonably certain to exercise. For leases that do not have a readily determinable implicit rate, the Company uses its estimated secured incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments. The Company’s estimated secured incremental borrowing rate is determined using a portfolio approach based on the rate of interest the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate in the currency of the lease. As of November 30, 2019, finance leases were not significant and all leases recorded on the Company’s consolidated balances sheets were operating leases. Residual value guarantees, restrictions, covenants, sublease income, net gains or losses from sale and leaseback transactions, and transactions with related parties associated with leases are also not significant. The Company has made the accounting policy election to use certain ongoing practical expedients made available by ASC 842 to: (i) not separate lease components from nonlease components for real estate – office buildings, machinery and equipment, lab equipment, office equipment, furniture and fixtures, and IT equipment; and (ii) exclude leases with an initial term of 12 months or less (“short-term” leases) from the consolidated balance sheets and will recognize related lease payments in the consolidated statements of operations on a straight-line basis over the lease term. However, the Company had no significant short-term leases as of November 30, 2019.

Upon adoption of ASC 842 on September 1, 2019, the Company’s total assets increased by $9.0 million and total liabilities increased $9.2 million in the Company’s consolidated balance sheets. The adoption of this standard did not have a material impact on retained earnings, the consolidated statements of operations or cash flows. The Company obtained no significant additional right-of-use assets in exchange for lease obligations during the three months ended November 30, 2019.

The Company recorded $0.5 million in lease expense included in selling, general and administrative expenses, and an insignificant amount of lease expense classified within cost of products sold for the three months ended November 30, 2019. During the three months ended November 30, 2019, the Company paid cash of $0.5 million related to lease liabilities. Variable lease expense under the Company’s lease agreements were not significant for the three months ended November 30, 2019. As of November 30, 2019, the weighted-average remaining lease term was 7.39 years and the weighted-average discount rate was 3.1% for the Company’s operating leases. There were no leases that had not yet commenced as of November 30, 2019 that will create additional significant rights and obligations for the Company.

Right-of-use assets and lease liabilities consisted of the following (in thousands):

November 30,
2019
Assets:
Operating lease right-of-use assets	$8,734

Liabilities:
Current operating lease liabilities(1)	1,714
Long-term operating lease liabilities	7,084
Total operating lease liabilities	$8,798

(1)Current operating lease liabilities are classified in accrued liabilities on the Company’s consolidated balance sheets.

The Company’s maturities of its operating lease liabilities, including early termination and renewal options that management is reasonably certain to exercise, are as follows:

Operating
(Dollars in thousands)	Leases
Remainder of fiscal year 2020	$1,516
Fiscal year 2021	1,705
Fiscal year 2022	1,291
Fiscal year 2023	1,137
Fiscal year 2024	1,104
Thereafter	3,235
Total undiscounted future cash flows	$9,988
Less: Interest	(1,190)
Present value of lease liabilities	$8,798

Future fiscal year minimum payments under non-cancelable operating leases in accordance with ASC 840 as of August 31, 2019 were as follows:

Operating
(Dollars in thousands)	Leases
Fiscal year 2020	$1,988
Fiscal year 2021	1,470
Fiscal year 2022	827
Fiscal year 2023	348
Fiscal year 2024	975
Thereafter	932
Total undiscounted future cash flows	$6,540

Note 7. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	November 30,	August 31,
	2019	2019
Accrued advertising and sales promotion expenses	$10,248	$10,438
Accrued professional services fees	1,505	1,744
Accrued sales taxes and other taxes	1,401	1,418
Current operating lease liabilities	1,714	-
Other (1)	5,173	4,913
Total	$20,041	$18,513

(1)At August 31, 2019, other accrued liabilities on the balance sheet included £1.4 million Pound Sterling ($1.7 million in U.S. Dollars as converted at exchange rates as of August 31, 2019) associated with capital costs related to buildout costs of the Company’s new office building in Milton Keynes, England. This new office building was completed in the first quarter of fiscal year 2020 and it currently houses employees of the Company’s EMEA segment that are based in the United Kingdom.

Accrued payroll and related expenses consisted of the following (in thousands):

	November 30,	August 31,
	2019	2019
Accrued incentive compensation	$2,683	$7,259
Accrued payroll	3,481	3,454
Accrued profit sharing	3,311	2,503
Accrued payroll taxes	3,163	1,566
Other	723	519
Total	$13,361	$15,301

Note 8. Debt

As of November 30, 2019, the Company held borrowings under two separate agreements as detailed below.

Note Purchase and Private Shelf Agreement

On November 15, 2017, the Company entered into the Note Purchase and Private Shelf Agreement (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”), pursuant to which the Company agreed to sell $20.0 million aggregate principal amount of senior notes (the “Series A Notes”) to certain of the Note Purchasers. Since November 15, 2017, this note agreement has been amended once on February 23, 2018. The Series A Notes bear interest at 3.39% per annum and will mature on November 15, 2032, unless earlier paid by the Company. Principal payments are required semi-annually in May and November of each year in equal installments of $0.4 million through May 15, 2032, and the remaining outstanding principal in the amount of $8.4 million will become due on November 15, 2032. Interest is also payable semi-annually in May and November of each year. During the three months ended November 30, 2019, the Company repaid $0.4 million in principal on the Series A Notes pursuant to its semi-annual principal payment requirements.

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

Per the terms of the amended agreement, the aggregate amount of the Company’s capital stock that it may repurchase may not exceed $150.0 million during the period from January 22, 2019 to the maturity date of the agreement so long as no default exists immediately prior and after giving effect thereto. In addition, the Credit Agreement features an autoborrow agreement providing for the automatic advance of revolving loans in U.S. Dollars to the Company’s designated account at Bank of

America. Per the terms of the amended agreement, the Company’s outstanding balance on the autoborrow agreement cannot exceed an aggregate amount of $30.0 million. Since the autoborrow feature provides for borrowings to be made and repaid by the Company on a daily basis, any such borrowings made under an active autoborrow agreement are classified as short-term on the Company’s consolidated balance sheets. The Company had $13.3 million in net borrowings outstanding under the autoborrow agreement as of November 30, 2019.

The Company assesses its ability and intent to refinance the outstanding draws on the line of credit at the end of each reporting period in order to determine the proper balance sheet classification for amounts outstanding on the line of credit. Outstanding draws on the line of credit which the Company intends to repay in less than twelve months are classified as short-term. Outstanding draws for which management has the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. During the three months ended November 30, 2019, the Company repaid $5.0 million in short-term borrowings outstanding under the line of credit. The Company maintains a balance of outstanding draws in U.S. Dollars in the Americas segment, as well as in Euros and Pounds Sterling in the EMEA segment. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. As of November 30, 2019, the Company had a balance of $58.6 million of outstanding draws on the line of credit. Based on the Company’s ability and intent assessment, $43.6 million of this $58.6 million was classified as long-term and the remaining $15.0 million as short-term as of November 30, 2019.

Short-term and long-term borrowings consisted of the following (in thousands):

	November 30,	August 31,
	2019	2019
Short-term borrowings:
Revolving credit facility, short-term	$15,000	$20,000
Revolving credit facility, autoborrow feature	13,288	405
Series A Notes, current portion of long-term debt	800	800
Total short-term borrowings	29,088	21,205

Long-term borrowings:
Revolving credit facility	43,552	42,221
Series A Notes	17,600	18,000
Total long-term borrowings	61,152	60,221
Total	$90,240	$81,426

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

•The consolidated interest coverage ratio cannot be less than three to one. The consolidated interest coverage ratio means, as of any date of determination, the ratio of (a) consolidated EBITDA for the most recently completed four fiscal quarters to (b) consolidated interest charges for the most recently completed four fiscal quarters

As of November 30, 2019 the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.

Note 9. Share Repurchase Plan

On June 19, 2018, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2018 and will remain in effect through August 31, 2020, the Company is authorized to acquire up to $75.0 million of its outstanding shares. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2018 through November 30, 2019, the Company repurchased 202,755 shares at a total cost of $34.6 million under this $75.0 million plan. During the three months ended November 30, 2019, the Company repurchased 26,800 shares at an average price of $184.92 per share, for a total cost of $5.0 million under this $75.0 million plan.

Note 10. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended November 30,
	2019	2018
Net income	$12,194	$13,279
Less: Net income allocated to
participating securities	(67)	(87)
Net income available to common shareholders	$12,127	$13,192

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended November 30,
	2019	2018
Weighted-average common
shares outstanding, basic	13,714	13,846
Weighted-average dilutive securities	32	36
Weighted-average common
shares outstanding, diluted	13,746	13,882

For the three months ended November 30, 2019 and 2018, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 5,729 and 4,328, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

Note 11. Revenue Recognition

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

Rebates — The Company offers various on-going trade promotion programs with customers that require management to estimate and accrue for the expected costs of such programs. These programs include cooperative marketing, volume-based discounts, shelf price reductions, consideration and allowances given to retailers for shelf space and/or favorable display positions in their stores and other promotional activities. Costs related to rebates, cooperative advertising and other promotional activities are recorded as a reduction to sales upon delivery of the Company’s products to its customers. As of November 30, 2019, the Company had a $7.7 million balance in rebate liabilities, which are included in accrued liabilities on the Company’s condensed consolidated balance sheets, and recorded approximately $5.0 million in rebates as a reduction to sales during the first quarter of fiscal year 2020.

Coupons — Coupon costs are based upon historical redemption rates and are recorded as a reduction to sales as incurred, which is when the coupons are circulated. Coupon redemption liabilities, which are included in accrued liabilities on the Company’s condensed consolidated balance sheets, were not significant at November 30, 2019. Coupons recorded as a reduction to sales during the first quarter of fiscal year 2020 were also not significant.

Cash discounts — The Company offers certain of its customers a cash discount program to incentivize them to pay the invoice earlier than the normal payment date on the invoice. Although payment terms vary, most customers typically pay within 30 to 90 days of invoicing. As of November 30, 2019, the Company did not have a significant balance in the allowance for cash discounts. The Company recorded approximately $1.0 million in cash discounts as a reduction to sales during the first quarter of fiscal year 2020.

Sales returns — The Company recognizes revenue net of allowances for estimated returns, which is based on historical return rates, with a corresponding reduction to cost of products sold. Although the Company typically does not have definitive sales return provisions included in the contract terms with its customers, when such provisions have been included, they have not been significant. Under the current revenue accounting standard, ASC 606, the Company is required to present its provision for sales returns on a gross basis as a liability. The Company’s refund liability for sales returns, which is included in accrued liabilities and represents the amount expected to be owed to the customers for product returns, was not significant at November 30, 2019. The Company now also records an asset for the value of inventory that represents the right to recover products from customers associated with sales returns. The value of this inventory is recorded to other current assets and the balance in this account associated with product returns was not significant at November 30, 2019.

Disaggregation of Revenue

The Company's revenue is presented on a disaggregated basis in Note 15 – Business Segments and Foreign Operations included in this report. The Company discloses certain information about its business segments, which are determined consistent with the way the Company’s Chief Operating Decision Maker organizes and evaluates financial information internally for making operating decisions and assessing performance. The Chief Operating Decision Maker assesses and measures revenue based on geographic area and product groups.

Contract Balances

Contract liabilities consists of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $1.6 million as of November 30, 2019. Contract liabilities were not significant as of August 31, 2019. Contract liabilities are recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. The Company did not have any contract assets as of November 30, 2019.

Note 12. Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is the Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business.

The condensed consolidated financial statements include sales to Tractor Supply of $0.6 million for the three months ended November 30, 2019. Sales to Tractor Supply were not significant for the three months ended November 30, 2018. Accounts receivable from Tractor Supply were not significant at both November 30, 2019 and August 31, 2019.

Note 13. Commitments and Contingencies

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of November 30, 2019, no such commitments were outstanding.

Litigation

From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. As of November 30, 2019, there were no unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss for the Company and, as to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.

For further information on the risks the Company faces from existing and future claims, suits, investigations and proceedings, see the Company’s risk factors disclosed in Part I―Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended August 31, 2019, which was filed with the SEC on October 22, 2019.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of November 30, 2019.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of November 30, 2019.

Note 14. Income Taxes

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

The provision for income taxes was 14.7% and 17.6% of income before income taxes for the three months ended November 30, 2019 and 2018, respectively. The decrease in the effective income tax rate from period to period was primarily due to an increase in excess tax benefits from settlements of stock-based equity awards that are recognized in the provision for income taxes, as well as a nonrecurring benefit from the release of liabilities associated with unrecognized tax benefits that resulted from the expiration of statutes.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2017 are not subject to examination by the U.S. Internal

Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2016 are no longer subject to examination. Estimated unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months were not significant. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
November 30, 2019:
Net sales	$46,736	$39,245	$12,575	$-	$98,556
Income from operations	$10,580	$8,592	$3,202	$(7,670)	$14,704
Depreciation and
amortization expense	$1,172	$634	$74	$77	$1,957
Interest income	$4	$1	$20	$-	$25
Interest expense	$342	$99	$1	$-	$442

November 30, 2018:
Net sales	$47,791	$38,745	$14,746	$-	$101,282
Income from operations	$11,302	$8,375	$3,741	$(7,017)	$16,401
Depreciation and
amortization expense	$1,131	$672	$70	$52	$1,925
Interest income	$6	$18	$27	$-	$51
Interest expense	$708	$-	$2	$-	$710

(1)Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the business segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

The Company’s Chief Operating Decision Maker does not review assets by segment as part of the financial information provided, and therefore, no asset information is provided in the above table.

Net sales by product group are as follows (in thousands):

	Three Months Ended November 30,
	2019	2018
Maintenance products	$89,670	$92,468
Homecare and cleaning products	8,886	8,814
Total	$98,556	$101,282

Note 16. Subsequent Events

On December 10, 2019, the Company’s Board of Directors approved a 10% increase in the regular quarterly cash dividend, increasing it from $0.61 per share to $0.67 per share. The $0.67 per share dividend declared on December 10, 2019 is payable on January 31, 2020 to shareholders of record on January 17, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, the terms “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percentages in tables and discussions may not total due to rounding.

The following information is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included in Part I―Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on October 22, 2019.

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

Actual events or results may differ materially from those projected in forward-looking statements due to various factors, including, but not limited to, those identified in Part I―Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019, and in the Company’s Quarterly Reports on Form 10-Q, which may be updated from time to time.

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

Highlights

The following summarizes the financial and operational highlights for our business during the three months ended November 30, 2019:

•Consolidated net sales decreased $2.7 million for the three months ended November 30, 2019 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $2.2 million on consolidated net sales for the three months ended November 30, 2019 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have decreased by $0.5 million from period to period. This unfavorable impact from changes in foreign currency exchange rates mainly came from our EMEA segment, which accounted for 40% of our consolidated sales for the three months ended November 30, 2019.

•Consolidated net sales for the WD-40 Specialist product line were $8.4 million for the three months ended November 30, 2019 which is relatively constant compared to the corresponding period of the prior fiscal year. Although the WD-40 Specialist product line is expected to provide the Company with long-term growth opportunities, we will see some volatility in sales levels from period to period due to the timing of promotional programs, the building of distribution, and various other factors that come with building a new product line.

•Gross profit as a percentage of net sales decreased to 54.3% for the three months ended November 30, 2019 compared to 55.1% for the corresponding period of the prior fiscal year.

•Consolidated net income decreased $1.1 million, or 8%, for the three months ended November 30, 2019 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.5 million on consolidated net income for the three months ended November 30, 2019 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have decreased $0.6 million.

•Diluted earnings per common share for the three months ended November 30, 2019 were $0.88 versus $0.95 in the prior fiscal year period.

•Share repurchases were executed under our current $75.0 million share buy-back plan, which was approved by the Company’s Board of Directors in June 2018 and became effective on September 1, 2018. During the period from September 1, 2019 through November 30, 2019, the Company repurchased 26,800 shares at an average price of $184.92 per share, for a total cost of $5.0 million.

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

Results of Operations

Three Months Ended November 30, 2019 Compared to Three Months Ended November 30, 2018

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended November 30,
			Change from Prior Year
	2019	2018	Dollars	Percent
Net sales:
Maintenance products	$89,670	$92,468	$(2,798)	(3)%
Homecare and cleaning products	8,886	8,814	72	1%
Total net sales	98,556	101,282	(2,726)	(3)%
Cost of products sold	45,013	45,451	(438)	(1)%
Gross profit	53,543	55,831	(2,288)	(4)%
Operating expenses	38,839	39,430	(591)	(1)%
Income from operations	$14,704	$16,401	$(1,697)	(10)%
Net income	$12,194	$13,279	$(1,085)	(8)%
Earnings per common share - diluted	$0.88	$0.95	$(0.07)	(7)%
Shares used in per share calculations - diluted	13,746	13,882	(136)	(1)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2019	2018	Dollars	Percent
Americas	$46,736	$47,791	$(1,055)	(2)%
EMEA	39,245	38,745	500	1%
Asia-Pacific	12,575	14,746	(2,171)	(15)%
Total	$98,556	$101,282	$(2,726)	(3)%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2019	2018	Dollars	Percent
Maintenance products	$41,690	$42,418	$(728)	(2)%
Homecare and cleaning products	5,046	5,373	(327)	(6)%
Total	$46,736	$47,791	$(1,055)	(2)%
% of consolidated net sales	47%	47%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $46.7 million, down $1.1 million, or 2%, for the three months ended November 30, 2019 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a significant impact on sales for the three months ended November 30, 2019 compared to the corresponding period of the prior fiscal year.

Sales of maintenance products in the Americas segment decreased $0.7 million, or 2%, for the three months ended November 30, 2019 compared to the corresponding period of the prior fiscal year. This sales decrease was mainly driven by lower sales of WD-40 Specialist in the U.S., which was down $0.9 million, or 19% from period to period primarily due to a holiday gift pack promotion that was executed in the first quarter of fiscal year 2019 but was not repeated in the first quarter of fiscal year 2020. Sales of maintenance products in Canada and Latin America remained relatively constant from period to period.

Sales of homecare and cleaning products in the Americas decreased $0.3 million, or 6%, for the three months ended November 30, 2019 compared to the corresponding period of the prior fiscal year. This sales decrease was driven primarily by a decrease in sales of the Spot Shot and Lava brand products in the U.S., which were down 17% and 8%, respectively, from period to period. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America combined for the three months ended November 30, 2019 compared to the distribution for the three months ended November 30, 2018 when 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2019	2018	Dollars	Percent
Maintenance products	$36,900	$36,945	$(45)	-
Homecare and cleaning products	2,345	1,800	545	30%
Total	$39,245	$38,745	$500	1%
% of consolidated net sales	40%	38%

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

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $39.2 million, up $0.5 million, or 1%, for the three months ended November 30, 2019 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the EMEA segment from period to period. Sales for the three months ended November 30, 2019 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $41.1 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $2.4 million, or 6%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Although sales in the direct markets remained constant from period to period, sales of 1001 Carpet Fresh in the U.K. increased $0.5 million, or 30%, as a result of the favorable impacts of digital marketing associated with this brand. This increase was completely offset by the overall sales decrease in other European direct markets, primarily due to the unfavorable impacts of changes in foreign currency exchange rates and the timing of customer orders from period to period. Sales from direct markets accounted for 63% of the EMEA segment’s sales for the three months ended November 30, 2019 compared to 64% of the EMEA segment’s sales for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $0.5 million, or 3%, for the three months ended November 30, 2019 compared to the corresponding period of the prior fiscal year, primarily due to higher sales of the WD-40 Multi-Use Product in the Middle East, which were up 15%, as a result of the timing of customer orders from period to period. The distributor markets accounted for 37% of the EMEA segment’s total sales for the three months ended November 30, 2019, compared to 36% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2019	2018	Dollars	Percent
Maintenance products	$11,081	$13,105	$(2,024)	(15)%
Homecare and cleaning products	1,494	1,641	(147)	(9)%
Total	$12,575	$14,746	$(2,171)	(15)%
% of consolidated net sales	13%	15%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, decreased to $12.6 million, down $2.2 million, or 15%, for the three months ended November 30, 2019 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the Asia-Pacific segment from period to period. Sales for the three months ended November 30, 2019 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $12.9 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have decreased by $1.9 million, or 13%, from period to period.

Sales in Asia, which represented 68% of the total sales in the Asia-Pacific segment, decreased $2.4 million, or 22%, for the three months ended November 30, 2019 compared to the corresponding period of the prior fiscal year. Sales in the Asia distributor markets decreased $1.7 million, or 21%, primarily attributable to the timing of customer orders from period to period, particularly in South Korea, Indonesia and Malaysia. Sales in China decreased $0.7 million, or 23%, for the three months ended November 30, 2018 compared to the corresponding period of the prior fiscal year, primarily due to the timing of customer orders, particularly in the Southern region of China. In addition, sales were negatively impacted from period to period due to activities in the first quarter of fiscal year 2020 associated with the 70th Anniversary National Day in China which resulted in slowed market conditions.

Sales in Australia increased $0.2 million, or 5%, for the three months ended November 30, 2019 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on Australian sales. On a constant currency basis, sales would have increased by $0.4 million, or 11%, due to a higher level of promotional activities as well as continued growth of our business from period to period.

Gross Profit

Gross profit decreased to $53.5 million for the three months ended November 30, 2019 compared to $55.8 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased to 54.3% for the three months ended November 30, 2019 compared to 55.1% for the corresponding period of the prior fiscal year.

Gross margin was negatively impacted by the unfavorable impacts of changes to the sales mix from period to period of 0.7 percentage points. These changes in sales mix were primarily in the EMEA segment and were due to higher sales in the first quarter of fiscal year 2020 to the lower margin distributor markets as well as to lower margin customers, particularly those in the France and DACH markets. Gross margin was also negatively impacted by 0.7 percentage points from period to period due to higher warehousing and in-bound freight costs, primarily in the EMEA segment. In addition, advertising, promotional and other discounts that we give to our customers increased from period to period negatively impacting gross margin by 0.4 percentage points. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses. Gross margin was also negatively impacted by 0.2 percentage points from period to period due to unfavorable changes in the costs of aerosol cans, primarily in the Americas segment.

These favorable impacts to gross margin were partially offset by sales price increases in the EMEA segment over the last twelve months positively impacting gross margin by 0.8 percentage points from period to period. In addition, gross margin was positively affected by 0.3 percentage points from period to period due to favorable changes in the costs of petroleum-based specialty chemicals in the Americas and EMEA segments. Gross margin was also positively impacted by 0.1 percentage points due to changes in foreign currency exchange rates from period to period in the EMEA segment.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $3.0 million and $4.1 million for the three months ended November 30, 2019 and 2018, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended November 30, 2019 decreased $0.1 million to $32.6 million from $32.7 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 33.1% for the three months ended November 30, 2019 compared to 32.3% for the corresponding period of the prior fiscal year. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, increased by $1.5 million. This increase was primarily due to increased headcount and annual compensation increases, which take effect in the first quarter of the fiscal year, as well as higher stock-based compensation expense from period to period. These increases were more than offset by the combination of changes in foreign currency exchange rates, which had a favorable impact of $0.5 million, and decreases in other miscellaneous expenses from period to period.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.7 million and $1.8 million for the three months ended November 30, 2019 and 2018, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective third-party contract manufacturers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended November 30, 2019 decreased $0.4 million, or 6%, to $5.6 million from $6.0 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 5.7% for the three months ended November 30, 2019 from 5.9% for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on such expenses of $0.2 million from period to period. Thus, on a constant currency basis, advertising and sales promotion expenses for the first quarter of fiscal year 2020 would have decreased by $0.2 million, primarily due to a lower level of promotional programs and marketing support in the Americas segment. Investment in global advertising and sales promotion expenses for fiscal year 2020 is expected to be between 5.5% and 6.0% of net sales.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the three months ended November 30, 2019 were $5.0 million compared to $4.3 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $10.6 million and $10.3 million for the three months ended November 30, 2019 and 2018, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained constant at $0.7 million for both the three months ended November 30, 2019 and 2018.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2019	2018	Dollars	Percent
Americas	$10,580	$11,302	$(722)	(6)%
EMEA	8,592	8,375	217	3%
Asia-Pacific	3,202	3,741	(539)	(14)%
Unallocated corporate	(7,670)	(7,017)	(653)	(9)%
Total	$14,704	$16,401	$(1,697)	(10)%

(1)Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas decreased to $10.6 million, down $0.7 million, or 6%, for the three months ended November 30, 2019 compared to the corresponding period of the prior fiscal year, primarily due to a $1.1 million decrease in sales and a lower gross margin, which were partially offset by lower operating expenses. As a percentage of net sales, gross profit for the Americas segment decreased from 54.2% to 53.1% period over period primarily due to higher discounts that we gave to our customers, increases in the price of aerosol cans, and unfavorable changes in sales mix. These unfavorable impacts were slightly offset by the decreased costs of petroleum-based specialty chemicals from period to period. The lower sales were accompanied by a $0.3 million decrease in total operating expenses period over period, primarily due to a lower level of advertising and sales promotion expenses and lower accruals for earned incentive compensation. These decreases in operating expenses were partially offset by increased employee-related expenses. Operating income as a percentage of net sales decreased from 23.6% to 22.6% period over period.

EMEA

Income from operations for the EMEA segment increased to $8.6 million, up $0.2 million, or 3%, for the three months ended November 30, 2019 compared to the corresponding period of the prior fiscal year, primarily due to a $0.5 million increase in sales, which was offset by a lower gross margin. As a percentage of net sales, gross profit for the EMEA segment decreased from 56.7% to 55.9% period over period primarily due to increased warehousing, distribution and freight costs as well as unfavorable changes in sales mix, primarily due to a higher proportion of sales to the lower margin distributor markets as well as to lower margin customers from period to period. These unfavorable impacts were partially offset by sales price increases, decreased costs of petroleum-based specialty chemicals, and favorable changes in foreign currency exchange rates from period to period. Operating income as a percentage of net sales increased from 21.6% to 21.9% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment decreased to $3.2 million, down $0.5 million, or 14%, for the three months ended November 30, 2019 compared to the corresponding period of the prior fiscal year, primarily due to a $2.2 million decrease in sales and a slightly lower gross margin, which were partially offset by lower operating expenses. As a percentage of net sales, gross profit for the Asia-Pacific segment decreased from 54.2% to 54.0% period over period primarily due to increases in warehousing, distribution and freight costs and a higher level of advertising, promotional and other discounts that we gave to our customers from period to period. These unfavorable impacts were significantly offset by lower manufacturing costs. The lower sales were accompanied by a $0.6 million decrease in total operating expenses period over period, primarily due to decreased outbound freight costs and miscellaneous expenses during the period. Operating income as a percentage of net sales increased from 25.4% to 25.5% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended November 30,
	2019	2018	Change
Interest income	$25	$51	$(26)
Interest expense	$442	$710	$(268)
Other income (expense), net	$5	$376	$(371)
Provision for income taxes	$2,098	$2,839	$(741)

Interest Income

Interest income was insignificant for both the three months ended November 30, 2019 and 2018.

Interest Expense

Interest expense decreased $0.3 million for the three months ended November 30, 2019 compared to the corresponding period of the prior fiscal year primarily due to lower interest rates related to draws on our credit facilities that are denominated in Euros and Pounds Sterling at our U.K. subsidiary.

Other Income (Expense), Net

Other income decreased by $0.4 million for the three months ended November 30, 2019 compared to the corresponding period of the prior fiscal year primarily due to foreign currency exchange gains of $0.4 million in the corresponding period of the prior fiscal year as a result of fluctuations in the foreign currency exchange rates for both the U.S Dollar and the Euro against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 14.7% and 17.6% of income before income taxes for the three months ended November 30, 2019 and 2018, respectively. The decrease in the effective income tax rate from period to period was primarily due to an increase in excess tax benefits from settlements of stock-based equity awards that are recognized in the provision for income taxes, as well as a nonrecurring benefit from the release of liabilities associated with unrecognized tax benefits that resulted from the expiration of statutes.

Net Income

Net income was $12.2 million, or $0.88 per common share on a fully diluted basis, for the three months ended November 30, 2019 compared to $13.3 million, or $0.95 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.5 million on net income for the three months ended November 30, 2019 compared to the corresponding period of the prior fiscal year. On a constant currency basis, net income would have decreased by $0.6 million from period to period.

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

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended November 30,
	2019	2018
Gross margin - GAAP	54%	55%
Cost of doing business as a percentage
of net sales - non-GAAP	38%	37%
EBITDA as a percentage of net sales - non-GAAP (1)	17%	18%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended November 30,
	2019	2018
Total operating expenses - GAAP	$38,839	$39,430
Amortization of definite-lived intangible assets	(650)	(733)
Depreciation (in operating departments)	(947)	(936)
Cost of doing business	$37,242	$37,761
Net sales	$98,556	$101,282
Cost of doing business as a percentage
of net sales - non-GAAP	38%	37%

EBITDA (in thousands, except percentages)

	Three Months Ended November 30,
	2019	2018
Net income - GAAP	$12,194	$13,279
Provision for income taxes	2,098	2,839
Interest income	(25)	(51)
Interest expense	442	710
Amortization of definite-lived intangible assets	650	733
Depreciation	1,307	1,192
EBITDA	$16,666	$18,702
Net sales	$98,556	$101,282
EBITDA as a percentage of net sales - non-GAAP	17%	18%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $15.2 million for the three months ended November 30, 2019 compared to $9.0 million for the corresponding period of the prior fiscal year. We believe we continue to be well positioned to weather any uncertainty in the capital markets and global economy due to our strong balance sheet and efficient business model, along with our growing and diversified global revenues. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, as well as cash generated from operations and cash currently available from our existing $100.0 million unsecured Credit Agreement with Bank of America, which expires on January 22, 2024. We use proceeds of the revolving credit facility primarily for our general working capital needs. The Company also holds borrowings under a Note Purchase and Private Shelf Agreement. See Note 8 – Debt for additional information on these agreements.

The Company maintains a balance of outstanding draws in U.S. Dollars in the Americas segment, as well as in Euros and Pounds Sterling in the EMEA segment. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. During the three months ended November 30, 2019, the Company repaid $5.0 million in short-term borrowings outstanding under the line of credit. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. As of November 30, 2019, we had a $58.6 million balance of outstanding draws on the revolving credit facility, of which $43.6 was classified as long-term and the remaining $15.0 was classified as short-term. In addition, net borrowings under the auto-borrow agreement in the United States were $12.9 million and we paid $0.4 million in principal payments on our Series A Notes during the first quarter of fiscal year 2020. There were no other letters of credit outstanding or restrictions on the amount available on this line of credit or the Series A Notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 8 – Debt for additional information on these financial covenants. At November 30, 2019, we were in compliance with all debt covenants and believe it is unlikely we will fail to comply with any of these covenants over the next twelve months. We would need to have a significant decrease in sales and/or a significant increase in expenses in order for us to not comply with the debt covenants.

We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities in the United States. At November 30, 2019, we had a total of $28.7 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended November 30,
	2019	2018	Change
Net cash provided by operating activities	$15,206	$9,009	$6,197
Net cash used in investing activities	(5,770)	(1,234)	(4,536)
Net cash used in financing activities	(8,520)	(24,148)	15,628
Effect of exchange rate changes on cash and cash equivalents	531	(919)	1,450
Net increase (decrease) in cash and cash equivalents	$1,447	$(17,292)	$18,739

Operating Activities

Net cash provided by operating activities increased $6.2 million to $15.2 million for the three months ended November 30, 2019 from $9.0 million for the corresponding period of the prior fiscal year. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the three months ended November 30, 2019 was net income of $12.2 million, which decreased $1.1 million from period to period. The changes in our working capital from period to period were primarily attributable to a decrease in the trade accounts receivable balance and the timing of payments received from customers from period to period. In the first quarter of fiscal year 2019, trade accounts receivable increased due to higher sales compared to the first quarter of fiscal year 2018, whereas trade accounts receivable decreased in the first quarter of fiscal year 2020 due to lower sales.

Investing Activities

Net cash used in investing activities increased $4.5 million to $5.8 million for the three months ended November 30, 2019 from $1.2 million for the corresponding period of the prior fiscal year, primarily due to increased capital expenditures. Capital expenditures increased by $4.7 million primarily due to the renovations and equipping of the Company’s new office building in Milton Keynes, England. The renovations to this new office building were completed and employees located in the U.K. were relocated to it during the first quarter of 2020.

Financing Activities

Net cash used in financing activities decreased $15.6 million to $8.5 million for the three months ended November 30, 2019 from $24.1 million for the corresponding period of the prior fiscal year primarily due to proceeds provided by the Company’s autoborrow agreement, which increased $12.9 million during the first quarter of fiscal year 2020. Also contributing to the decrease in total cash flows was a reduction in treasury stock purchases, which decreased by $1.9 million for the three months ended November 30, 2019 compared to the corresponding period of the prior fiscal year. Slightly offsetting these decreases was an increase in dividend paid of $0.9 million period over period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was an increase in cash of $0.5 million for the three months ended November 30, 2019 as compared to a decrease in cash of $0.9 million for three months ended November 30, 2018. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Pound Sterling against the U.S. Dollar.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of November 30, 2019, no such commitments were outstanding.

Share Repurchase Plan

The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 9 — Share Repurchase Plan, included in this report.

Dividends

On December 10, 2019, the Company’s Board of Directors approved a 10% increase in the regular quarterly cash dividend, increasing it from $0.61 per share to $0.67 per share. The $0.67 per share dividend declared on December 10, 2019 is payable on January 31, 2020 to shareholders of record on January 17, 2020. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

There have been no material changes in our critical accounting policies from those disclosed in Part II―Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, which was filed with the SEC on October 22, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to Part II―Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, which was filed with the SEC on October 22, 2019.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2019, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

Beginning September 1, 2019, the Company implemented the new lease guidance under ASC 842. In connection with the adoption of this standard, the Company made enhancements to its internal controls over financial reporting and procedures related to lease accounting, as well as the associated control activities within them. These enhancements included the development of new policies based on the updated lease guidance, new training, ongoing contract review requirements and gathering of information provided for disclosures.

Other than the updates described above, there were no other changes in our internal control over financial reporting during the three months ended November 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is incorporated by reference to the information set forth in Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 13 — Commitments and Contingencies, included in this report.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, which was filed with the SEC on October 22, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 19, 2018, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2018, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2020. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2018 through November 30, 2019, the Company repurchased 202,755 shares at a total cost of $34.6 million under this $75.0 million plan.

The following table provides information with respect to all purchases made by the Company during the three months ended November 30, 2019. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between September 1, 2019 and October 14, 2019 and between November 15, 2019 and November 30, 2019 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
September 1 - September 30	10,000	$183.95	10,000	$43,535,679
October 1 - October 31	8,500	$183.98	8,500	$41,971,684
November 1 - November 30	8,300	$187.07	8,300	$40,418,875
Total	26,800	$184.92	26,800

a

Item 6. Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2019, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed August 16, 2018, Exhibit 3.1 thereto.

10(a)	Change of Control Severance Agreement between WD-40 Company and Patricia Q. Olsem dated October 8, 2019.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Labels Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: January 9, 2020	By:	/s/ GARRY O. RIDGE
Garry O. Ridge Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President, Finance Treasurer and Chief Financial Officer