Form 10-Q
period 2020-02-29
WD 40 CO
filed 2020-04-09
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 3, 2020 was 13,668,439.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended February 29, 2020

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	February 29,	August 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$30,503	$27,233
Trade accounts receivable, less allowance for doubtful
accounts of $330 and $300 at February 29, 2020
and August 31, 2019, respectively	75,827	72,864
Inventories	42,960	40,682
Other current assets	8,973	7,216
Total current assets	158,263	147,995
Property and equipment, net	57,910	45,076
Goodwill	95,580	95,347
Other intangible assets, net	9,475	10,652
Operating lease right-of-use assets	8,324	-
Deferred tax assets, net	423	403
Other assets	3,356	3,189
Total assets	$333,331	$302,662

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$24,643	$18,727
Accrued liabilities	20,627	18,513
Accrued payroll and related expenses	8,239	15,301
Short-term borrowings	41,729	21,205
Income taxes payable	186	844
Total current liabilities	95,424	74,590
Long-term borrowings	61,117	60,221
Deferred tax liabilities, net	11,665	11,688
Long-term operating lease liabilities	6,727	-
Other long-term liabilities	10,439	10,688
Total liabilities	185,372	157,187

Commitments and Contingencies (Note 13)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,812,685 and 19,773,977 shares issued at February 29, 2020 and
August 31, 2019, respectively; and 13,705,795 and 13,718,661 shares
outstanding at February 29, 2020 and August 31, 2019, respectively	20	20
Additional paid-in capital	156,381	155,132
Retained earnings	382,939	374,060
Accumulated other comprehensive loss	(30,468)	(32,482)
Common stock held in treasury, at cost ― 6,106,890 and 6,055,316
shares at February 29, 2020 and August 31, 2019, respectively	(360,913)	(351,255)
Total shareholders' equity	147,959	145,475
Total liabilities and shareholders' equity	$333,331	$302,662

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended February 29/28,		Six Months Ended February 29/28,
	2020	2019	2020	2019

Net sales	$100,049	$101,335	$198,605	$202,617
Cost of products sold	46,447	45,177	91,460	90,628
Gross profit	53,602	56,158	107,145	111,989

Operating expenses:
Selling, general and administrative	29,906	30,591	62,505	63,322
Advertising and sales promotion	4,857	5,184	10,447	11,150
Amortization of definite-lived intangible assets	654	668	1,304	1,401
Total operating expenses	35,417	36,443	74,256	75,873

Income from operations	18,185	19,715	32,889	36,116

Other income (expense):
Interest income	28	45	53	96
Interest expense	(593)	(685)	(1,035)	(1,395)
Other (expense) income, net	(229)	497	(224)	873
Income before income taxes	17,391	19,572	31,683	35,690
Provision for income taxes	3,064	3,666	5,162	6,505
Net income	$14,327	$15,906	$26,521	$29,185

Earnings per common share:
Basic	$1.04	$1.15	$1.92	$2.10
Diluted	$1.04	$1.14	$1.92	$2.09

Shares used in per share calculations:
Basic	13,712	13,828	13,713	13,837
Diluted	13,737	13,857	13,741	13,869

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended February 29/28,		Six Months Ended February 29/28,
	2020	2019	2020	2019

Net income	$14,327	$15,906	$26,521	$29,185
Other comprehensive (loss) income:
Foreign currency translation adjustment	(98)	313	2,014	(1,318)
Total comprehensive income	$14,229	$16,219	$28,535	$27,867

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2019	19,773,977	$20	$155,132	$374,060	$(32,482)	6,055,316	$(351,255)	$145,475
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	22,342		(2,640)					(2,640)
Stock-based compensation			2,214					2,214
Cash dividends ($0.61 per share)				(8,406)				(8,406)
Acquisition of treasury stock						26,800	(4,957)	(4,957)
Foreign currency translation adjustment					2,112			2,112
Net income				12,194				12,194
Balance at November 30, 2019	19,796,319	$20	$154,706	$377,848	$(30,370)	6,082,116	$(356,212)	$145,992

Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	16,366							-
Stock-based compensation			1,675					1,675
Cash dividends ($0.67 per share)				(9,236)				(9,236)
Acquisition of treasury stock						24,774	(4,701)	(4,701)
Foreign currency translation adjustment					(98)			(98)
Net income				14,327				14,327
Balance at February 29, 2020	19,812,685	$20	$156,381	$382,939	$(30,468)	6,106,890	$(360,913)	$147,959

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

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended February 29/28,
	2020	2019
Operating activities:
Net income	$26,521	$29,185
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	4,024	3,825
Net gains on sales and disposals of property and equipment	(66)	(15)
Deferred income taxes	(79)	411
Stock-based compensation	3,889	3,358
Unrealized foreign currency exchange (gains) losses	(249)	460
Provision for bad debts	61	35
Changes in assets and liabilities:
Trade accounts receivable	(1,313)	(6,378)
Inventories	(1,648)	(7,189)
Other assets	(1,781)	5,318
Operating lease assets and liabilities, net	211	-
Accounts payable and accrued liabilities	1,969	(5,239)
Accrued payroll and related expenses	(7,345)	(5,251)
Other long-term liabilities and income taxes payable	(812)	(1,294)
Net cash provided by operating activities	23,382	17,226

Investing activities:
Purchases of property and equipment	(10,695)	(5,006)
Proceeds from sales of property and equipment	212	124
Net cash used in investing activities	(10,483)	(4,882)

Financing activities:
Treasury stock purchases	(9,658)	(12,061)
Dividends paid	(17,642)	(16,011)
Repayments of long-term senior notes	(400)	(400)
Net proceeds of revolving credit facility	20,524	2,407
Shares withheld to cover taxes upon conversions of equity awards	(2,640)	(2,433)
Net cash used in financing activities	(9,816)	(28,498)
Effect of exchange rate changes on cash and cash equivalents	187	(1,116)
Net increase (decrease) in cash and cash equivalents	3,270	(17,270)
Cash and cash equivalents at beginning of period	27,233	48,866
Cash and cash equivalents at end of period	$30,503	$31,596

Supplemental disclosure of noncash investing activities:
Accrued capital expenditures	$5,724	$334

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At February 29, 2020, the Company had a notional amount of $8.0 million outstanding in foreign currency forward contracts, which will mature on March 30, 2020. Unrealized net gains and losses related to foreign currency forward contracts were not significant at February 29, 2020 and February 28, 2019. Realized net gains and losses related to foreign currency forward contracts were not significant for both the three months ended February 29, 2020 and February 28, 2019. Realized net gains and losses related to foreign currency forward contracts were not significant for both the six months ended February 29, 2020 and February 28, 2019. Both unrealized and realized net gains and losses are recorded in other income (expense), net on the Company’s consolidated statements of operations.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of February 29, 2020, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents and short-term borrowings are recorded at cost, which approximates their fair values, primarily due to their short-term nature. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes which are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $20.5 million as of February 29, 2020, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to its carrying value of $18.4 million. During the six months ended February 29, 2020, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” under ASC 842, which supersedes lease accounting and disclosure requirements in ASC 840. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for leases with fixed payment obligations and terms longer than twelve months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company adopted this new guidance on September 1, 2019 following the optional transition method described in ASU No. 2018-11, “Leases – Targeted Improvements” which was issued in July 2018, rather than the original modified retrospective approach that requires entities to apply the guidance at the beginning of the earliest period presented in the financial statements. Under the optional transition method, entities shall recognize the cumulative effect of initially applying the guidance as an adjustment to the opening balance of retained earnings on September 1, 2019. Therefore, the requirements of this guidance only apply for periods presented that are after the date of adoption and does not affect comparative periods.

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

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes” under ASC 740, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. This guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within that fiscal year. Early adoption is permitted. The Company is in the process of evaluating the impacts of this guidance on its consolidated financial statements and related disclosures.

Note 3. Inventories

Inventories consist primarily of raw materials and components, finished goods, and product held at third-party contract manufacturers. Inventories are stated at the lower of cost or market and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method. Inventories consisted of the following (in thousands):

	February 29,	August 31,
	2020	2019
Product held at third-party contract manufacturers	$3,876	$3,175
Raw materials and components	5,208	4,367
Work-in-process	628	257
Finished goods	33,248	32,883
Total	$42,960	$40,682

Note 4. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	February 29,	August 31,
	2020	2019
Machinery, equipment and vehicles	$19,989	$19,356
Buildings and improvements	27,784	17,391
Computer and office equipment	5,679	5,328
Software	10,524	10,189
Furniture and fixtures	2,562	2,039
Capital in progress	18,236	16,747
Land	4,337	3,444
Subtotal	89,111	74,494
Less: accumulated depreciation and amortization	(31,201)	(29,418)
Total	$57,910	$45,076

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

Note 5. Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2019	$85,420	$8,717	$1,210	$95,347
Translation adjustments	24	209	-	233
Balance as of February 29, 2020	$85,444	$8,926	$1,210	$95,580

During the second quarter of fiscal year 2020, the Company performed its annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as required by the authoritative guidance as of the Company’s most recent goodwill impairment testing date, December 1, 2019. In accordance with ASC 350-20, “Goodwill”, the Company performed a quantitative assessment for each of its reporting units to determine whether the fair value of any of the reporting units were less than their carrying amounts. The Company determined the fair value of its reporting units in the analysis by following the income approach which uses a discounted cash flow methodology. When using the discounted cash flow methodology, the fair value of each of the reporting units is based on the present value of the estimated future cash flows of each of the respective reporting units. The discounted cash flow methodology also requires management to make assumptions about certain key inputs in the estimated cash flows, including long-term sales forecasts or growth rates, terminal growth rates and discount rates, all of which are inherently uncertain. The Company determined that a discount rate of 7% and a terminal growth rate of 2% was appropriate to use in the analysis for all of its reporting units. The forecast of future cash flows was based on historical data and management’s best estimates of sales growth rates and operating margins for each reporting unit for the next five fiscal years. The discount rate used was based on the current weighted-average cost of capital for the Company. As these assumptions are largely unobservable, the estimate of fair value analysis falls within Level

3 of the fair value hierarchy. Based on the results of the quantitative analysis, the Company determined that the estimated fair value of each of its reporting units significantly exceeded their respective carrying values. As a result, the Company concluded that no impairment of its goodwill existed as of December 1, 2019. In addition, there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to December 1, 2019 through February 29, 2020. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

While the Company believes that the estimates and assumptions used in its goodwill impairment test and analyses are reasonable, actual events and results could differ substantially from those included in the calculation. In the event that business conditions change in the future, the Company may be required to reassess and update its forecasts and estimates used in subsequent goodwill impairment analyses. Based on the Company’s most recent annual goodwill impairment test, the estimated fair value of each of its reporting units exceeded their respective carrying values so significantly that an impairment charge to the Company’s goodwill balances is remote, even in the event that the results used within any future analyses are significantly lower than current estimates.

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

	February 29,	August 31,
	2020	2019
Gross carrying amount	$36,037	$35,531
Accumulated amortization	(26,562)	(24,879)
Net carrying amount	$9,475	$10,652

There has been no impairment charge for the six months ended February 29, 2020 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.

Changes in the carrying amounts of definite-lived intangible assets by segment for the six months ended February 29, 2020 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2019	$8,401	$2,251	$-	$10,652
Amortization expense	(1,121)	(183)	-	(1,304)
Translation adjustments	-	127	-	127
Balance as of February 29, 2020	$7,280	$2,195	$-	$9,475

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based
Remainder of fiscal year 2020	$830	$83
Fiscal year 2021	1,264	165
Fiscal year 2022	1,264	165
Fiscal year 2023	1,019	-
Fiscal year 2024	1,013	-
Thereafter	3,672	-
Total	$9,062	$413

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

The Company records right-of-use assets and lease liabilities on its consolidated balance sheets for leases with an expected term greater than one year. The lease term includes the committed lease term, also taking into account early termination and renewal options that management is reasonably certain to exercise. For leases that do not have a readily determinable implicit rate, the Company uses its estimated secured incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments. The Company’s estimated secured incremental borrowing rate is determined using a portfolio approach based on the rate of interest the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate in the currency of the lease. As of February 29, 2020, finance leases were not significant and all leases recorded on the Company’s consolidated balances sheets were operating leases. Residual value guarantees, restrictions, covenants, sublease income, net gains or losses from sale and leaseback transactions, and transactions with related parties associated with leases are also not significant. The Company has made the accounting policy election to use certain ongoing practical expedients made available by ASC 842 to: (i) not separate lease components from nonlease components for real estate – office buildings, machinery and equipment, lab equipment, office equipment, furniture and fixtures, and IT equipment; and (ii) exclude leases with an initial term of 12 months or less (“short-term” leases) from the consolidated balance sheets and will recognize related lease payments in the consolidated statements of operations on a straight-line basis over the lease term. However, the Company had no significant short-term leases as of February 29, 2020.

Upon adoption of ASC 842 on September 1, 2019, the Company’s total assets increased by $9.0 million and total liabilities increased $9.2 million in the Company’s consolidated balance sheets. The adoption of this standard did not have a material impact on retained earnings, the consolidated statements of operations or cash flows. The Company obtained no significant additional right-of-use assets in exchange for lease obligations during the six months ended February 29, 2020.

The Company recorded $0.5 million and $1.0 million in lease expense during the three and six months ended February 29, 2020, respectively. This lease expense was included in selling, general and administrative expenses. An insignificant amount of lease expense was classified within cost of products sold for both the three and six months ended February 29, 2020. During the three and six months ended February 29, 2020, the Company paid cash of $0.5 million and $1.0 million related to lease liabilities, respectively. Variable lease expense under the Company’s lease agreements were not significant for both the three and six months ended February 29, 2020. As of February 29, 2020, the weighted-average remaining lease term was 7.3 years and the weighted-average discount rate was 3.2% for the Company’s operating leases. There were no leases that had not yet commenced as of February 29, 2020 that will create additional significant rights and obligations for the Company.

Right-of-use assets and lease liabilities consisted of the following (in thousands):

February 29,
2020
Assets:
Operating lease right-of-use assets	$8,324

Liabilities:
Current operating lease liabilities(1)	1,661
Long-term operating lease liabilities	6,727
Total operating lease liabilities	$8,388

(1)Current operating lease liabilities are classified in accrued liabilities on the Company’s consolidated balance sheet.

The Company’s maturities of its operating lease liabilities, including early termination and renewal options that management is reasonably certain to exercise, are as follows:

Operating
(Dollars in thousands)	Leases
Remainder of fiscal year 2020	$1,005
Fiscal year 2021	1,721
Fiscal year 2022	1,319
Fiscal year 2023	1,149
Fiscal year 2024	1,097
Thereafter	3,224
Total undiscounted future cash flows	$9,515
Less: Interest	(1,127)
Present value of lease liabilities	$8,388

Future fiscal year minimum payments under non-cancelable operating leases in accordance with ASC 840 as of August 31, 2019 were as follows:

Operating
(Dollars in thousands)	Leases
Fiscal year 2020	$1,988
Fiscal year 2021	1,470
Fiscal year 2022	827
Fiscal year 2023	348
Fiscal year 2024	975
Thereafter	932
Total undiscounted future cash flows	$6,540

Note 7. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	February 29,	August 31,
	2020	2019
Accrued advertising and sales promotion expenses	$9,581	$10,438
Accrued professional services fees	1,886	1,744
Accrued sales taxes and other taxes	2,409	1,418
Current operating lease liabilities	1,661	-
Other	5,090	4,913
Total	$20,627	$18,513

Accrued payroll and related expenses consisted of the following (in thousands):

	February 29,	August 31,
	2020	2019
Accrued incentive compensation	$1,751	$7,259
Accrued payroll	3,854	3,454
Accrued profit sharing	898	2,503
Accrued payroll taxes	1,253	1,566
Other	483	519
Total	$8,239	$15,301

Note 8. Debt

As of February 29, 2020, the Company held borrowings under two separate agreements as detailed below.

Note Purchase and Private Shelf Agreement

On November 15, 2017, the Company entered into the Note Purchase and Private Shelf Agreement (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”), pursuant to which the Company agreed to sell $20.0 million aggregate principal amount of senior notes (the “Series A Notes”) to certain of the Note Purchasers. Since November 15, 2017, this note agreement has been amended once on February 23, 2018. The Series A Notes bear interest at 3.39% per annum and will mature on November 15, 2032, unless earlier paid by the Company. Principal payments are required semi-annually in May and November of each year in equal installments of $0.4 million through May 15, 2032, and the remaining outstanding principal in the amount of $8.4 million will become due on November 15, 2032. Interest is also payable semi-annually in May and November of each year. During the six months ended February 29, 2020, the Company repaid $0.4 million in principal on the Series A Notes pursuant to its semi-annual principal payment requirements.

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

Per the terms of the amended agreement, the aggregate amount of the Company’s capital stock that it may repurchase may not exceed $150.0 million during the period from January 22, 2019 to the maturity date of the agreement so long as no default exists immediately prior and after giving effect thereto. In addition, the Company may not declare or pay cash dividends in the current fiscal quarter that, when added to dividends paid in the prior three fiscal quarters, will exceed 75% of the Company’s consolidated net income for the then most recently ended four quarters for which financial statements are delivered to Bank of America as required by the Credit Agreement (the “Dividend Covenant”).

The Credit Agreement also features an autoborrow agreement providing for the automatic advance of revolving loans in U.S. Dollars to the Company’s designated account at Bank of America. Per the terms of the amended agreement, the Company’s outstanding balance on the autoborrow agreement cannot exceed an aggregate amount of $30.0 million. Since the autoborrow feature provides for borrowings to be made and repaid by the Company on a daily basis, any such borrowings made under an active autoborrow agreement are classified as short-term on the Company’s consolidated balance sheets. The Company had $15.9 million in net borrowings outstanding under the autoborrow agreement as of February 29, 2020.

The Company assesses its ability and intent to refinance the outstanding draws on the line of credit at the end of each reporting period in order to determine the proper balance sheet classification for amounts outstanding on the line of credit. Outstanding draws on the line of credit which the Company intends to repay in less than twelve months are classified as short-term. Outstanding draws for which management has the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. During the six months ended February 29, 2020, the Company repaid $5.0 million in short-term borrowings outstanding under the line of credit and drew an additional $10.0 million in short-term borrowings in U.S. Dollars. The Company maintains a balance of outstanding draws in U.S. Dollars in the Americas segment, as well as in Euros and Pound Sterling in the EMEA segment. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. As of February 29, 2020, the Company had a balance of $68.5 million of outstanding draws on the line of credit. Based on the Company’s ability and intent assessment, $43.5 million of this $68.5 million was classified as long-term and the remaining $25.0 million as short-term as of February 29, 2020.

Short-term and long-term borrowings consisted of the following (in thousands):

	February 29,	August 31,
	2020	2019
Short-term borrowings:
Revolving credit facility, short-term	$25,000	$20,000
Revolving credit facility, autoborrow feature	15,929	405
Series A Notes, current portion of long-term debt	800	800
Total short-term borrowings	41,729	21,205

Long-term borrowings:
Revolving credit facility	43,517	42,221
Series A Notes	17,600	18,000
Total long-term borrowings	61,117	60,221
Total	$102,846	$81,426

Both the Note Agreement and the Credit Agreement contain representations, warranties, events of default and remedies, as well as affirmative, negative and other financial covenants customary for these types of agreements. These covenants include, among other things, certain limitations on the ability of the Company and its subsidiaries to incur indebtedness, create liens, dispose of assets, make investments, declare, make or incur obligations to make certain restricted payments, including the payment of dividends and payments for the repurchase shares of the Company’s capital stock and enter into certain merger or consolidation transactions. The Credit Agreement includes, among other limitations on indebtedness, a $35.0 million limit on other unsecured indebtedness, including indebtedness incurred under the Series A Notes and any Shelf Notes to be offered for sale under the Note Agreement.

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

•The consolidated interest coverage ratio cannot be less than three to one. The consolidated interest coverage ratio means, as of any date of determination, the ratio of (a) consolidated EBITDA for the most recently completed four fiscal quarters to (b) consolidated interest charges for the most recently completed four fiscal quarters

As of February 29, 2020, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.

On March 16, 2020, the Company amended and restated the existing Credit Agreement and entered into a second amendment to the Note Agreement. See Note 16 – Subsequent Events for additional information on these agreements.

Note 9. Share Repurchase Plan

On June 19, 2018, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2018 and will remain in effect through August 31, 2020, the Company is authorized to acquire up to $75.0 million of its outstanding shares. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2018 through February 29, 2020, the Company repurchased 227,529 shares at a total cost of $39.3 million under this $75.0 million plan. During the six months ended February 29, 2020, the Company repurchased 51,574 shares at an average price of $187.24 per share, for a total cost of $9.7 million under this $75.0 million plan.

Note 10. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended February 29/28,		Six Months Ended February 29/28,
	2020	2019	2020	2019
Net income	$14,327	$15,906	$26,521	$29,185
Less: Net income allocated to
participating securities	(68)	(94)	(135)	(181)
Net income available to common shareholders	$14,259	$15,812	$26,386	$29,004

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended February 29/28,		Six Months Ended February 29/28,
	2020	2019	2020	2019
Weighted-average common
shares outstanding, basic	13,712	13,828	13,713	13,837
Weighted-average dilutive securities	25	29	28	32
Weighted-average common
shares outstanding, diluted	13,737	13,857	13,741	13,869

For the three months ended February 29, 2020, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 9,479 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. There were no anti-dilutive stock-based equity awards outstanding for the three months ended February 28, 2019. For the six months ended February 29, 2020 and February 28, 2019, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 7,604 and 2,164, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

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

Taxes imposed by governmental authorities on the Company's revenue, such as sales taxes and value added taxes, are excluded from net sales. Sales commissions are paid to certain third parties based upon specific sales levels achieved during a defined time period. Since the Company’s contracts related to these sales commissions do not exceed one year, the Company has elected as a practical expedient to expense these payments as incurred. The Company also elected the practical expedient related to shipping and handling fees which allows the Company to account for freight costs as fulfillment activities instead of assessing such activities as performance obligations. The Company’s freight costs are sometimes paid by the customer, while other times, the freight costs are included in the sales price. The Company does not account for freight costs as a separate performance obligation, but rather as an activity performed to transfer the products to its customers.

Variable Consideration - Sales Incentives

In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment related to variable consideration to determine the net consideration to which the Company expects to be entitled. The Company records estimates of variable consideration, which primarily includes rebates (cooperative marketing programs and volume-based discounts), coupon offers, cash discount allowances, and sales returns, as a reduction of sales in its consolidated statements of operations. These estimates are based on the expected value method considering all reasonably available information, including current and past trade promotion spending patterns, status of trade promotion activities, the interpretation of historical spending trends by customer and category, customer agreements and/or currently known factors that arise in the normal course of business. The Company reviews its assumptions and adjusts these estimates accordingly on a quarterly basis.

Rebates — The Company offers various on-going trade promotion programs with customers that require management to estimate and accrue for the expected costs of such programs. These programs include cooperative marketing, volume-based discounts, shelf price reductions, consideration and allowances given to retailers for shelf space and/or favorable display positions in their stores and other promotional activities. Costs related to rebates, cooperative advertising and other promotional activities are recorded as a reduction to sales upon delivery of the Company’s products to its customers. As of February 29, 2020 and August 31, 2019, the Company had a $6.9 million and $7.5 million balance in rebate liabilities, respectively, included in accrued liabilities on the Company’s condensed consolidated balance sheets. The Company recorded approximately $4.4 million and $9.4 million in rebates as a reduction to sales during the three and six months ended February 29, 2020, respectively. Rebates as a reduction to sales during the three and six months ended February 28, 2019 were approximately $4.5 million and $8.8 million, respectively.

Coupons — Coupon costs are based upon historical redemption rates and are recorded as a reduction to sales as incurred, which is when the coupons are circulated. Coupon redemption liabilities, which are included in accrued liabilities on the Company’s condensed consolidated balance sheets, were not significant at February 29, 2020 and August 31, 2019. Coupons recorded as a reduction to sales during the three and six months ended February 29, 2020 and February 28, 2019, respectively, were also not significant.

Cash discounts — The Company offers certain of its customers a cash discount program to incentivize them to pay the invoice earlier than the normal payment date on the invoice. Although payment terms vary, most customers typically pay within 30 to 90 days of invoicing. As of February 29, 2020, the Company did not have a significant balance in the allowance for cash discounts. As of August 31, 2019, the Company had a $0.5 million balance in the allowance for cash discounts. The Company recorded approximately $1.0 million and $2.0 million in cash discounts as a reduction to sales during the three and six months ended February 29, 2020, respectively. Cash discounts as a reduction to sales during the three and six months ended February 28, 2019 were approximately $1.0 million and $2.0 million, respectively.

Sales returns — The Company recognizes revenue net of allowances for estimated returns, which is based on historical return rates, with a corresponding reduction to cost of products sold. Although the Company typically does not have definitive sales return provisions included in the contract terms with its customers, when such provisions have been included, they have not been significant. Under the current revenue accounting standard, ASC 606, the Company is required to present its provision for sales returns on a gross basis as a liability. The Company’s refund liability for sales returns, which is included in accrued liabilities and represents the amount expected to be owed to the customers for product returns, was not significant at both February 29, 2020 and August 31, 2019. The Company now also records an asset for the value of inventory that represents the right to recover products from customers associated with sales returns. The value of this inventory is recorded to other current assets and the balance in this account associated with product returns was not significant at February 29, 2020.

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

Contract Balances

Contract liabilities consists of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $1.8 million as of February 29, 2020. Contract liabilities were not significant as of August 31, 2019. Contract liabilities are recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. The Company did not have any contract assets as of February 29, 2020 and August 31, 2019.

Note 12. Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort was the Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business, until January 13, 2020 when he retired as Chief Executive Officer. Since Mr. Sandfort served as an executive officer of Tractor Supply during the Company’s second quarter of fiscal year 2020, Tractor Supply is treated as a related party to the Company through January 13, 2020.

The condensed consolidated financial statements include sales to Tractor Supply of $0.4 million and $0.3 million for the three months ended February 29, 2020 and February 28, 2019, respectively, and $0.9 million and $0.7 million for the six months ended February 29, 2020 and February 28, 2019, respectively. Accounts receivable from Tractor Supply were not significant at both February 29, 2020 and August 31, 2019.

Note 13. Commitments and Contingencies

Purchase Commitments

The Company has ongoing relationships with various suppliers (contract manufacturers) who manufacture the Company’s products. The contract manufacturers maintain title and control of certain raw materials and components, materials utilized in finished products, and of the finished products themselves until shipment to the Company’s customers or third-party distribution centers in accordance with agreed upon shipment terms. Although the Company has definitive minimum purchase obligations included in the contract terms with certain of its contract manufacturers, when such obligations have been included, they have either been immaterial or the minimum amounts have been such that they are well below the volume of goods that the Company has historically purchased. In the ordinary course of business, supply needs are communicated by the Company to its contract manufacturers based on orders and short-term projections, ranging from two months to five months. The Company is committed to purchase the products produced by the contract manufacturers based on the projections provided.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of February 29, 2020, no such commitments were outstanding.

Litigation

From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. As of February 29, 2020, there were no unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss for the Company and, as to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.

For further information on the risks the Company faces from existing and future claims, suits, investigations and proceedings, see the Company’s risk factors disclosed in Part I―Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended August 31, 2019, which was filed with the SEC on October 22, 2019.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of February 29, 2020.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of February 29, 2020.

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

The provision for income taxes was 17.6% and 18.7% of income before income taxes for the three months ended February 29, 2020 and February 28, 2019, respectively. The decrease in the effective income tax rate from period to period was primarily due to an increase in excess tax benefits from settlements of stock-based equity awards during the quarter that are recognized in the provision for income tax, as well as an increase of taxable earnings from foreign operations which are taxed at lower tax rates.

The provision for income taxes was 16.3% and 18.2% of income before income taxes for the six months ended February 29, 2020 and February 28, 2019, respectively. The decrease in the effective income tax rate from period to period was primarily due to an increase in excess tax benefits from settlements of stock-based equity awards during the second quarter that are recognized in the provision for income tax, an increase of taxable earnings from foreign operations which are taxed at lower tax rates, and a benefit from the release of liabilities associated with unrecognized tax benefits that resulted from the expiration of statutes.

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

Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
February 29, 2020:
Net sales	$46,842	$41,753	$11,454	$-	$100,049
Income from operations	$11,400	$10,582	$3,106	$(6,903)	$18,185
Depreciation and
amortization expense	$1,210	$741	$76	$40	$2,067
Interest income	$9	$-	$19	$-	$28
Interest expense	$390	$201	$2	$-	$593

February 28, 2019:
Net sales	$43,897	$40,966	$16,472	$-	$101,335
Income from operations	$9,992	$10,630	$5,143	$(6,050)	$19,715
Depreciation and
amortization expense	$1,132	$644	$71	$53	$1,900
Interest income	$10	$2	$33	$-	$45
Interest expense	$620	$63	$2	$-	$685

Six Months Ended:
February 29, 2020:
Net sales	$93,578	$80,998	$24,029	$-	$198,605
Income from operations	$21,980	$19,174	$6,308	$(14,573)	$32,889
Depreciation and
amortization expense	$2,382	$1,375	$150	$117	$4,024
Interest income	$13	$1	$39	$-	$53
Interest expense	$732	$300	$3	$-	$1,035

February 28, 2019:
Net sales	$91,688	$79,711	$31,218	$-	$202,617
Income from operations	$21,294	$19,005	$8,884	$(13,067)	$36,116
Depreciation and
amortization expense	$2,263	$1,316	$141	$105	$3,825
Interest income	$16	$20	$60	$-	$96
Interest expense	$1,328	$63	$4	$-	$1,395

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

Net sales by product group are as follows (in thousands):

	Three Months Ended February 29/28,		Six Months Ended February 29/28,
	2020	2019	2020	2019
Maintenance products	$91,147	$92,370	$180,817	$184,838
Homecare and cleaning products	8,902	8,965	17,788	17,779
Total	$100,049	$101,335	$198,605	$202,617

Note 16. Subsequent Events

On March 17, 2020, the Company’s Board of Directors declared a cash dividend of $0.67 per share payable on April 30, 2020 to shareholders of record on April 17, 2020.

On March 16, 2020, the Company entered into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with Bank of America. The Amended and Restated Credit Agreement modifies the Company’s existing Credit Agreement dated June 17, 2011 with Bank of America. The Amended and Restated Credit Agreement increased the revolving commitment from $100.0 million to $150.0 million and increased the sublimit for the revolving commitment for borrowing by WD-40 Company Limited, a wholly owned operating subsidiary of the Company for Europe, the Middle East, Africa and India, from $50.0 million to $100.0 million. In addition to other non-material and technical amendments to the Credit Agreement, the Amended and Restated Credit Agreement modified certain restrictive covenants. An exception to a prohibition on Investments has been added to allow for intercompany loans or advances from any Loan Party to Subsidiaries which are not Loan Parties in an aggregate amount of up to $5.0 million outstanding at any time. In addition, an exception for other investments not otherwise covered by an exception has been increased from $2.5 to $5.0 million. The Amended and Restated Credit Agreement also includes a new schedule of permitted consolidated capital expenditures to permit the Company to make contemplated capital investments in the current and future fiscal years of up to $30.5 million in fiscal year 2020, $19.0 million in fiscal year 2021, and $15.0 million for fiscal years 2022, 2023, 2024 and 2025. The Amended and Restated Credit Agreement increases the carryforward from one fiscal year to the next fiscal year of unused Permitted Consolidated Capital Expenditures from $2.5 million to $5.0 million. The new maturity date for the revolving credit facility per the Amended and Restated Credit Agreement is March 16, 2025.

On March 16, 2020, the Company also entered into a second amendment (the “Second Amendment”) to its existing Note Agreement dated November 15, 2017 by and among the Company, Prudential and Note Purchasers. The Second Amendment amended the Note Agreement to permit the Company (inclusive of its subsidiaries) to enter into the Amended and Restated Credit Agreement with Bank of America and the Second Amendment includes certain conforming amendments to the Note Agreement consistent with the Amended and Restated Credit Agreement, including a schedule of permitted consolidated capital expenditures and related carryforward provisions for unused portions each fiscal year.

On April 8, 2020, the Company signed letters from Bank and America and Prudential acknowledging an agreement between the Company and both lenders to permit the Company to add back to its net income for the quarter ended August 31, 2019 a one-time, non-cash charge for an uncertain tax position associated with the Tax Cuts and Jobs Act “toll tax” in the amount of $8.7 million solely for the purpose of the Dividend Covenant as described in Note 8 – Debt.

The material terms of the Amended and Restated Credit Agreement and the Second Amendment discussed above do not purport to be complete and are qualified in their entirety by reference to Exhibit 10(b) and Exhibit 10(c), respectively, included in Part II—Item 6, “Exhibits” and incorporated by reference in this report, and by reference to Exhibits 10(d) and 10(e), respectively included in Part II – Item 6. See Note 8 – Debt for additional information on the Company’s existing debt agreements and related financial covenants as of February 29, 2020.

During the week of March 23, 2020, the Company drew an additional $80.0 million in U.S. Dollars under its line of credit with Bank of America bringing the balance on the line of credit to approximately $149.0 million. As a result of this additional borrowing, the Company has now drawn almost the entirety of the $150.0 million available under the Credit Agreement. Although the Company does not have any presently anticipated need for this additional liquidity, the Company decided to draw this additional amount to ensure future liquidity given the recent significant impact on global financial markets and the economy as a result of the novel coronavirus (“COVID-19”) outbreak. Due to the speed with which the COVID-19 situation is developing, the Company is not able at this time to estimate the impact of COVID-19 on its consolidated financial statements and related disclosures, but the impact could be material for the remainder of fiscal year 2020 in all business segments and could be material during any future period affected either directly or indirectly by this pandemic.

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

These forward-looking statements include, but are not limited to, discussions about future financial and operating results, including:  growth expectations for maintenance products; expected levels of promotional and advertising spending; anticipated input costs for manufacturing and the costs associated with distribution of our products; plans for and success of product innovation, the impact of new product introductions on the growth of sales; anticipated results from product line extension sales; expected tax rates and the impact of tax legislation and regulatory action; the length and severity of the recent COVID-19 outbreak and its impact on the global economy and the Company’s financial results; and forecasted foreign currency exchange rates and commodity prices. These forward-looking statements are generally identified with words such as “believe,” “expect,” “intend,” “plan,” “could,” “may,” “aim,” “anticipate,” “target,” “estimate” and similar expressions. The Company undertakes no obligation to revise or update any forward-looking statements.

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

Highlights

The following summarizes the financial and operational highlights for our business during the six months ended February 29, 2020:

•Consolidated net sales decreased $4.0 million for the six months ended February 29, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $1.9 million on consolidated net sales for the six months ended February 29, 2020 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have decreased by $2.1 million from period to period. This unfavorable impact from changes in foreign currency exchange rates mainly came from our EMEA segment, which accounted for 41% of our consolidated sales for the six months ended February 29, 2020.

•Consolidated net sales for the WD-40 Specialist product line were $17.3 million for the six months ended February 29, 2020 which is an increase of $0.8 million compared to the corresponding period of the prior fiscal year. Although the WD-40 Specialist product line is expected to provide the Company with long-term growth opportunities, we will see some volatility in sales levels from period to period due to the timing of promotional programs, the building of distribution, and various other factors that come with building a new product line.

•Gross profit as a percentage of net sales decreased to 53.9% for the six months ended February 29, 2020 compared to 55.3% for the corresponding period of the prior fiscal year.

•Consolidated net income decreased $2.7 million, or 9%, for the six months ended February 29, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.4 million on consolidated net income for the six months ended February 29, 2020 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have decreased $2.3 million.

•Diluted earnings per common share for the six months ended February 29, 2020 were $1.92 versus $2.09 in the prior fiscal year period.

•Share repurchases were executed under our current $75.0 million share buy-back plan, which was approved by the Company’s Board of Directors in June 2018 and became effective on September 1, 2018. During the period from September 1, 2019 through February 29, 2020, the Company repurchased 51,574 shares at an average price of $187.24 per share, for a total cost of $9.7 million.

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

Significant Developments

During the first half of fiscal year 2020, financial results and operations for our Americas and EMEA segments were not significantly impacted by the COVID-19 outbreak that occurred in many countries beginning in early calendar year 2020. The significance of the impacts to our Asia-Pacific segment during the first half of fiscal year 2020 were material and are discussed herein. In addition, see Part II—Item 1A, “Risk Factors,” included herein for an update that we made to our existing risk factors to include information on risks associated with pandemics in general and COVID-19 specifically. The extent to which the COVID-19 outbreak impacts our financial results and operations for fiscal year 2020 and going forward, for all three of our business segments, will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the international actions being taken to contain and treat it.

We are taking a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable. We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements, and all of these policies and initiatives could impact our operations. Due to the speed with which the situation is developing, we are not able at this time to estimate the impact of COVID-19 on our financial results and operations, but the impact could be material for the remainder of fiscal year 2020 in all business segments and could be material during any future period affected either directly or indirectly by this pandemic.

Results of Operations

Three Months Ended February 29, 2020 Compared to Three Months Ended February 28, 2019

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended February 29/28,
			Change from Prior Year
	2020	2019	Dollars	Percent
Net sales:
Maintenance products	$91,147	$92,370	$(1,223)	(1)%
Homecare and cleaning products	8,902	8,965	(63)	(1)%
Total net sales	100,049	101,335	(1,286)	(1)%
Cost of products sold	46,447	45,177	1,270	3%
Gross profit	53,602	56,158	(2,556)	(5)%
Operating expenses	35,417	36,443	(1,026)	(3)%
Income from operations	$18,185	$19,715	$(1,530)	(8)%
Net income	$14,327	$15,906	$(1,579)	(10)%
Earnings per common share - diluted	$1.04	$1.14	$(0.10)	(9)%
Shares used in per share calculations - diluted	13,737	13,857	(120)	(1)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended February 29/28,
			Change from Prior Year
	2020	2019	Dollars	Percent
Americas	$46,842	$43,897	$2,945	7%
EMEA	41,753	40,966	787	2%
Asia-Pacific	11,454	16,472	(5,018)	(30)%
Total	$100,049	$101,335	$(1,286)	(1)%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended February 29/28,
			Change from Prior Year
	2020	2019	Dollars	Percent
Maintenance products	$42,421	$39,202	$3,219	8%
Homecare and cleaning products	4,421	4,695	(274)	(6)%
Total	$46,842	$43,897	$2,945	7%
% of consolidated net sales	47%	43%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $46.8, up $2.9 million, or 7%, for the three months ended February 29, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a significant impact on sales for the three months ended February 29, 2020 compared to the corresponding period of the prior fiscal year.

Sales of maintenance products in the Americas segment increased $3.2 million, or 8%, for the three months ended February 29, 2020 compared to the corresponding period of the prior fiscal year. This sales increase was mainly driven by higher sales of WD-40 Multi Use Product in the U.S., which were up $1.8 million, or 7% from period to period primarily due to the success of certain promotional activities in the second quarter of fiscal year 2020. Sales of maintenance products in Canada also increased $0.6 million, or 25%, from period to period primarily due to successful promotional programs during the three months ended February 29, 2020 and the timing of customer orders from period to period. Also contributing to the overall sales increase of the maintenance products in the Americas segment from period to period were higher sales of the WD-40 Specialist product line, which were up $0.6 million, or 15%, from period to period due to successful promotional programs and expanded distribution in the online channel from period to period.

Sales of homecare and cleaning products in the Americas decreased $0.3 million, or 6%, for the three months ended February 29, 2020 compared to the corresponding period of the prior fiscal year. This sales decrease was driven primarily by a decrease in sales of the Spot Shot and Lava brand products in the U.S., which were down 15% and 20%, respectively, from period to period. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 78% of sales came from the U.S., and 22% of sales came from Canada and Latin America combined for both the three months ended February 29, 2020 and February 28, 2019.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Three Months Ended February 29/28,
			Change from Prior Year
	2020	2019	Dollars	Percent
Maintenance products	$38,974	$38,457	$517	1%
Homecare and cleaning products	2,779	2,509	270	11%
Total (1)	$41,753	$40,966	$787	2%
% of consolidated net sales	42%	41%

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

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $41.8 million, up $0.8 million, or 2%, for the three months ended February 29, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the EMEA segment from period to period. Sales for the three months ended February 29, 2020 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $41.3 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $0.3 million, or 1%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Sales in the direct markets increased $1.9 million, or 7% for the three months ended February 29, 2020 compared to the corresponding period of the prior fiscal year, primarily due to a $1.5 million, or 8%, increase in sales of the WD-40 Multi-Use Product throughout most markets. This increase in sales was primarily due to a higher level of promotional activities and the timing of customer orders from period to period. In addition, sales of 1001 Carpet Fresh in the U.K. increased $0.3 million, or 10%, as a result of the favorable impacts of digital marketing associated with this brand. Sales from direct markets accounted for 71% of the EMEA segment’s sales for the three months ended February 29, 2020 compared to 68% for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets decreased $1.1 million, or 8%, for the three months ended February 29, 2020 compared to the corresponding period of the prior fiscal year, primarily due to lower sales of the WD-40 Multi-Use Product in Eastern Europe and India, which were down 13% and 38%, respectively. This decrease in sales from period to period was primarily the result of shipments of product being delayed to customers in these regions due to extraordinary weather conditions near the end of the second quarter of fiscal year 2020. The distributor markets accounted for 29% of the EMEA segment’s total sales for the three months ended February 29, 2020, compared to 32% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended February 29/28,
			Change from Prior Year
	2020	2019	Dollars	Percent
Maintenance products	$9,751	$14,711	$(4,960)	(34)%
Homecare and cleaning products	1,703	1,761	(58)	(3)%
Total	$11,454	$16,472	$(5,018)	(30)%
% of consolidated net sales	11%	16%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, decreased to $11.5 million, down $5.0 million, or 30%, for the three months ended February 29, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a significant impact on sales for the three months ended February 29, 2020 compared to the corresponding period of the prior fiscal year.

Sales in Asia, which represented 67% of the total sales in the Asia-Pacific segment, decreased $4.7 million, or 38%, for the three months ended February 29, 2020 compared to the corresponding period of the prior fiscal year. Sales in the Asia distributor markets decreased $1.3 million, or 17%, primarily attributable to the timing of customer orders from period to period, particularly in Indonesia, South Korea and Thailand. Sales in China decreased $3.4 million, or 70%, for the three months ended February 29, 2020 compared to the corresponding period of the prior fiscal year due to various disruptions in the market. These disruptions include those related to supply chain, transportation and demand for our product, as a result of the government’s response to the public health crisis caused by COVID-19 during the second quarter of fiscal year 2020. The impact to sales due to these disruptions were material since China had a significant number of orders that were expected to be shipped to customers after the Chinese New Year’s holiday in early February 2020 and those shipments could not take place due to COVID-19. The ongoing financial and operational impact to the Asia region from COVID-19 will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak of this virus and the actions being taken to contain it.

Sales in Australia decreased $0.3 million, or 8%, for the three months ended February 29, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on Australian sales. On a constant currency basis, sales would have decreased by $0.1 million, or 3%.

Gross Profit

Gross profit decreased to $53.6 million for the three months ended February 29, 2020 compared to $56.2 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased to 53.6% for the three months ended February 29, 2020 compared to 55.4% for the corresponding period of the prior fiscal year.

Gross margin was negatively impacted by 1.2 percentage points from period to period due to the combined effects of unfavorable impacts of changes to the sales mix and increases in other miscellaneous costs from period to period in all three segments. The unfavorable impacts in the Americas and EMEA segments were primarily due to unfavorable shifts in product and customer mix, as well as higher miscellaneous costs from period to period. The unfavorable sales mix impact in the Asia-Pacific segment was primarily attributable to market mix changes resulting from lower sales in China from period to period due to various disruptions in the market. These disruptions include those related to supply chain, transportation and demand for our product, as a result of the government’s response to the public health crisis caused by COVID-19 during the second quarter of fiscal year 2020. Gross margin was also negatively impacted by 1.1 percentage points from period to period due to higher warehousing and in-bound freight costs, primarily in the EMEA segment. In addition, gross margin was negatively impacted by 0.3 percentage points from period to period due to unfavorable changes in the costs of aerosol cans in the Americas and EMEA segments. Gross margin was also negatively impacted by 0.4 percentage points due to changes in foreign currency exchange rates from period to period in the EMEA segment.

These unfavorable impacts to gross margin were partially offset by sales price increases in the EMEA segment over the last twelve months positively impacting gross margin by 0.7 percentage points from period to period. In addition, decreases to advertising, promotional and other discounts that we give to our customers from period to period in all three segments, positively impacted gross margin by 0.3 percentage points. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses. Gross margin was also positively affected by 0.2 percentage points from period to period due to favorable changes in the costs of petroleum-based specialty chemicals, primarily in the Americas segment. Beginning in late February 2020, the price of crude oil dropped significantly from recent levels. However, there is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. Although we expect favorability in fiscal year 2020 as a result of this decline in oil prices, the level to which gross margin will be impacted by such costs in future periods is uncertain due to the volatility of the price of crude oil.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $3.1 million and $4.2 million for the three months ended February 29, 2020 and February 28, 2019, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended February 29, 2020 decreased $0.7 million to $29.9 million from $30.6 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses decreased to 29.9% for the three months ended February 29, 2020 compared to 30.2% for the corresponding period of the prior fiscal year. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, decreased by $0.8 million. This decrease was primarily due to lower earned incentive compensation from period to period, partially offset by increased headcount and annual compensation increases. These decreases were slightly offset by increased other miscellaneous expenses from period to period. Changes in foreign currency exchange rates did not have a significant impact on SG&A expenses for the three months ended February 29, 2020.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.5 million for both the three months ended February 29, 2020 and February 28, 2019. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective third-party contract manufacturers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended February 29, 2020 decreased $0.3 million, or 6%, to $4.9 million from $5.2 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 4.9% for the three months ended February 29, 2020 from 5.1% for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a significant impact on advertising and sales promotion expenses for the three months ended February 29, 2020. The decrease in advertising and sales promotion expenses was primarily due to a lower level of promotional programs and marketing support in the Asia-Pacific and Americas. At this time, the Company is not able to estimate its investment in global advertising and sales promotion expense for the remainder of fiscal year 2020 due to the uncertainty caused by COVID-19 and its impact on our financial results and operations.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the three months ended February 29, 2020 were $4.5 million compared to $4.8 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $9.4 million and $10.0 million for the three months ended February 29, 2020 and February 28, 2019, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets remained constant at $0.7 million for both the three months ended February 29, 2020 and February 28, 2019.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended February 29/28,
			Change from Prior Year
	2020	2019	Dollars	Percent
Americas	$11,400	$9,992	$1,408	14%
EMEA	10,582	10,630	(48)	-
Asia-Pacific	3,106	5,143	(2,037)	(40)%
Unallocated corporate (1)	(6,903)	(6,050)	(853)	(14)%
Total	$18,185	$19,715	$(1,530)	(8)%

(1)Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas increased to $11.4 million, up $1.4 million, or 14%, for the three months ended February 29, 2020 compared to the corresponding period of the prior fiscal year, primarily due to a $2.9 million increase in sales and slightly lower operating expenses, which were partially offset by a lower gross margin. As a percentage of net sales, gross profit for the Americas segment decreased from 53.2% to 52.4% period over period primarily due to unfavorable shifts in product and customer mix, as well as higher miscellaneous costs and unfavorable changes in the costs of aerosol cans. These unfavorable impacts were slightly offset by the decreased costs of petroleum-based specialty chemicals and a lower level of discount that we gave our customers from period to period. Operating income as a percentage of net sales increased from 22.8% to 24.3% period over period.

EMEA

Income from operations for the EMEA segment remained relatively constant at $10.6 million from period to period. Although sales increased $0.8 million and operating expenses decreased from period to period, these favorable impacts were offset by a lower gross margin. Operating expenses decreased $0.8 million period over period, primarily due to lower accruals for earned incentive compensation. As a percentage of net sales, gross profit for the EMEA segment decreased from 58.2% to 55.0% period over period primarily due to increased warehousing, distribution and freight costs as well as unfavorable changes in sales mix and higher miscellaneous costs. These unfavorable impacts were partially offset by sales price increases, favorable changes in foreign currency exchange rates and a lower level of discounts that we gave our customers from period to period. Operating income as a percentage of net sales decreased from 25.9% to 25.3% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment decreased to $3.1 million, down $2.0 million, or 40%, for the three months ended February 29, 2020 compared to the corresponding period of the prior fiscal year, primarily due to a $5.0 million decrease in sales and a lower gross margin, which were partially offset by lower operating expenses from period to period. As a percentage of net sales, gross profit for the Asia-Pacific segment decreased from 54.5% to 53.1% period over period primarily due to market mix changes resulting from lower sales in China from period to period due to various disruptions in the market. These disruptions include those related to supply chain, transportation and demand for our product, as a result of the government’s response to the public health crisis caused by COVID-19 during the second quarter of fiscal year 2020. In addition, gross margin was negatively impacted by increases in warehousing, distribution and freight costs from period to period. These unfavorable impacts were partially offset by the decreased costs of petroleum-based specialty chemicals period to period. The lower sales were accompanied by a $0.9 million decrease in total operating expenses period over period, primarily due to a lower level of advertising and sales promotion expenses from period to period. Operating income as a percentage of net sales decreased from 31.2% to 27.1% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended February 29/28,
	2020	2019	Change
Interest income	$28	$45	$(17)
Interest expense	$593	$685	$(92)
Other (expense) income, net	$(229)	$497	$(726)
Provision for income taxes	$3,064	$3,666	$(602)

Interest Income

Interest income was insignificant for both the three months ended February 29, 2020 and February 28, 2019.

Interest Expense

Interest expense remained relatively constant for the three months ended February 29, 2020 compared to the corresponding period of the prior fiscal year.

Other (Expense) Income, Net

Other (expense) income, net changed by $0.7 million for the three months ended February 29, 2020 compared to the corresponding period of the prior fiscal year primarily due to foreign currency exchange losses of $0.2 million for the three months ended February 29, 2020 compared to foreign currency exchange gains of $0.5 million in the corresponding period of the prior fiscal year as a result of fluctuations in the foreign currency exchange rates for both the U.S. Dollar and the Euro against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 17.6% and 18.7% of income before income taxes for the three months ended February 29, 2020 and February 28, 2019, respectively. The decrease in the effective income tax rate from period to period was primarily due to an increase in excess tax benefits from settlements of stock-based equity awards during the quarter that are recognized in the provision for income tax, as well as an increase of taxable earnings from foreign operations which are taxed at lower tax rates.

Net Income

Net income was $14.3 million, or $1.04 per common share on a fully diluted basis, for the three months ended February 29, 2020 compared to $15.9 million, or $1.14 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a significant impact on net income for the three months ended February 29, 2020 compared to the corresponding period of the prior fiscal year.

Six Months Ended February 29, 2020 Compared to Six Months Ended February 28, 2019

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Six Months Ended February 29/28,
			Change from Prior Year
	2020	2019	Dollars	Percent
Net sales:
Maintenance products	$180,817	$184,838	$(4,021)	(2)%
Homecare and cleaning products	17,788	17,779	9	-
Total net sales	198,605	202,617	(4,012)	(2)%
Cost of products sold	91,460	90,628	832	1%
Gross profit	107,145	111,989	(4,844)	(4)%
Operating expenses	74,256	75,873	(1,617)	(2)%
Income from operations	$32,889	$36,116	$(3,227)	(9)%
Net income	$26,521	$29,185	$(2,664)	(9)%
Earnings per common share - diluted	$1.92	$2.09	$(0.17)	(8)%
Shares used in per share calculations - diluted	13,741	13,869	(128)	(1)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Six Months Ended February 29/28,
			Change from Prior Year
	2020	2019	Dollars	Percent
Americas	$93,578	$91,688	$1,890	2%
EMEA	80,998	79,711	1,287	2%
Asia-Pacific	24,029	31,218	(7,189)	(23)%
Total	$198,605	$202,617	$(4,012)	(2)%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Six Months Ended February 29/28,
			Change from Prior Year
	2020	2019	Dollars	Percent
Maintenance products	$84,111	$81,620	$2,491	3%
Homecare and cleaning products	9,467	10,068	(601)	(6)%
Total	$93,578	$91,688	$1,890	2%
% of consolidated net sales	47%	45%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $93.6 million, up $1.9 million, or 2%, for the six months ended February 29, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a significant impact on sales for the six months ended February 29, 2020 compared to the corresponding period of the prior fiscal year.

Sales of maintenance products in the Americas segment increased $2.5 million, or 3%, for the six months ended February 29, 2020 compared to the corresponding period of the prior fiscal year. This sales increase was mainly driven by higher sales of WD-40 Multi Use Product in the U.S., which were up $1.8 million, or 4% from period to period primarily due to the success of certain promotional activities in the second quarter of fiscal year 2020. Sales of maintenance products in Canada also increased $0.6 million, or 11%, from period to period primarily due to successful promotional programs during the three months ended February 29, 2020.

Sales of homecare and cleaning products in the Americas decreased $0.6 million, or 6%, for the six months ended February 29, 2020 compared to the corresponding period of the prior fiscal year. This sales decrease was driven primarily by a decrease in sales of the Spot Shot and Lava brand products in the U.S., which were down 16% and 14%, respectively, from period to period. While each of our homecare and cleaning products continue to generate positive cash flows, we have continued to experience decreased or flat sales for many of these products primarily due to lost distribution, reduced product offerings, competition, category declines and the volatility of orders from promotional programs with certain of our customers, particularly those in the warehouse club and mass retail channels.

For the Americas segment, 79% of sales came from the U.S., and 21% of sales came from Canada and Latin America combined for the six months ended February 29, 2020 compared to the distribution for the six months ended February 28, 2019 when 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Six Months Ended February 29/28,
			Change from Prior Year
	2020	2019	Dollars	Percent
Maintenance products	$75,874	$75,402	$472	1%
Homecare and cleaning products	5,124	4,309	815	19%
Total	$80,998	$79,711	$1,287	2%
% of consolidated net sales	41%	39%

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $81.0 million, up $1.3 million, or 2%, for the six months ended February 29, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the EMEA segment from period to period. Sales for the six months ended February 29, 2020 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $82.4 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $2.7 million, or 3%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Sales in the direct markets increased to $54.4 million, up $2.0 million, or 4%, for the six months ended February 29, 2020, compared to the corresponding period of the prior fiscal year primarily due to a $1.1 million, or 3%, increase in sales of the WD-40 Multi-Use Product throughout most markets. This increase in sales was primarily due to a higher level of promotional activities and the timing of customer orders from period to period. In addition, sales of 1001 Carpet Fresh in the U.K. increased $0.8 million, or 19%, as a result of the favorable impacts of digital marketing associated with this brand. Sales from direct markets accounted for 67% of the EMEA segment’s sales for the six months ended February 29, 2020 compared to 66% for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets decreased $0.7 million, or 2%, for the six months ended February 29, 2020 compared to the corresponding period of the prior fiscal year, primarily due to lower sales of the WD-40 Multi-Use Product in the Eastern Europe and India, which were down 6% and 27%, respectively. This decrease in sales from period to period was primarily the result of shipments of product being delayed to customers in these regions due to extraordinary weather conditions near the end of the second quarter of fiscal year 2020. The distributor markets accounted for 33% of the EMEA segment’s total sales for the six months ended February 29, 2020, compared to 34% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Six Months Ended February 29/28,
			Change from Prior Year
	2020	2019	Dollars	Percent
Maintenance products	$20,832	$27,816	$(6,984)	(25)%
Homecare and cleaning products	3,197	3,402	(205)	(6)%
Total	$24,029	$31,218	$(7,189)	(23)%
% of consolidated net sales	12%	16%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, decreased to $24.0 million, down $7.2 million, or 23%, for the six months ended February 29, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the Asia-Pacific segment from period to period. Sales for the six months ended February 29, 2020 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $24.5 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have decreased by $6.7 million, or 21%, from period to period.

Sales in Asia, which represented 67% of the total sales in the Asia-Pacific segment, decreased $7.0 million, or 30%, for the six months ended February 29, 2020 compared to the corresponding period of the prior fiscal year. Sales in the Asia distributor markets decreased $3.0 million, or 19%, primarily attributable to the timing of customer orders from period to period, particularly in Indonesia, South Korea, Malaysia and Thailand. Sales in China decreased $4.1 million, or 52%, for the six months ended February 29, 2020 compared to the corresponding period of the prior fiscal year primarily due to various disruptions in the market. These disruptions include those related to supply chain, transportation and demand for our product, as a result of the government’s response to the public health crisis caused by COVID-19 during the second quarter of fiscal year 2020. The impact to sales due to these disruptions were material since China had a significant number of orders that were expected to be shipped to customers after the Chinese New Year’s holiday in early February 2020 and those shipments could not take place due to COVID-19. The ongoing financial and operational impact to the Asia region from COVID-19 will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak of the virus and the actions being taken to contain it.

Sales in Australia decreased $0.2 million, or 2%, for the six months ended February 29, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on Australian sales. On a constant currency basis, sales would have increased by $0.3 million, or 3%, due to a higher level of promotional activities as well as continued growth of our business from period to period.

Gross Profit

Gross profit decreased to $107.1 million for the six months ended February 29, 2020 compared to $112.0 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased to 53.9% for the six months ended February 29, 2020 compared to 55.3% for the corresponding period of the prior fiscal year.

Gross margin was negatively impacted by 1.2 percentage points from period to period due to the combined effects of unfavorable impacts of changes to the sales mix and increases in other miscellaneous costs from period to period in all three segments. The unfavorable impacts in the Americas and EMEA segments were primarily due to unfavorable shifts in product and customer mix, as well as higher miscellaneous costs from period to period. The unfavorable sales mix impact in the Asia-Pacific segment was primarily due to market mix changes resulting from lower sales in China from period to period due to various disruptions in the market. These disruptions include those related to supply chain, transportation and demand for our product, as a result of the government’s response to the public health crisis caused by COVID-19 during the second quarter of fiscal year 2020. Gross margin was also negatively impacted by 1.0 percentage points from period to period due to higher warehousing and in-bound freight costs, primarily in the EMEA segment. In addition, gross margin was negatively impacted by 0.2 percentage points from period to period due to unfavorable changes in the costs of aerosol cans in all three segments. Gross margin was also negatively impacted by 0.1 percentage points due to changes in foreign currency exchange rates from period to period in the EMEA segment.

These unfavorable impacts to gross margin were partially offset by sales price increases in the EMEA segment over the last twelve months positively impacting gross margin by 0.8 percentage points from period to period. Gross margin was also positively affected by 0.3 percentage points from period to period due to favorable changes in the costs of petroleum-based specialty chemicals in all three segments.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $6.1 million and $8.3 million for the six months ended February 29, 2020 and February 28, 2019, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the six months ended February 29, 2020 decreased $0.8 million to $62.5 million from $63.3 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 31.5% for the six months ended February 29, 2020 compared to 31.3% for the corresponding period of the prior fiscal year. This decrease was primarily due to lower earned incentive compensation of $1.6 million and a favorable impact of $0.4 million due to changes in foreign currency exchange rates from period to period. This decrease was partially offset by increased headcount and annual compensation increases from period to period, as well as higher stock-based compensation expense and increases in other miscellaneous expenses from period to period.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $3.2 million and $3.3 million for the six months ended February 29, 2020 and February 29, 2019, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the six months ended February 29, 2020 decreased $0.7 million, or 6%, to $10.4 million from $11.1 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses increased to 5.3% for the six months ended February 29, 2020 from 5.5% for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a significant impact on advertising and sales promotion expenses for the six months ended February 29, 2020. The decrease in advertising and sales promotion expenses was primarily due to a lower level of promotional programs and marketing support in the Americas and Asia-Pacific segment.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the six months ended February 29, 2020 were $9.5 million compared to $9.1 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $19.9 million and $20.2 million for the six months ended February 29, 2020 and February 28, 2019, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets decreased to $1.3 million for the six months ended February 29, 2020 compared to $1.4 million for the six months ended February 28, 2019.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Six Months Ended February 29/28,
			Change from Prior Year
	2020	2019	Dollars	Percent
Americas	$21,980	$21,294	$686	3%
EMEA	19,174	19,005	169	1%
Asia-Pacific	6,308	8,884	(2,576)	(29)%
Unallocated corporate	(14,573)	(13,067)	(1,506)	(12)%
Total	$32,889	$36,116	$(3,227)	(9)%

Americas

Income from operations for the Americas increased to $22.0 million, up $0.7 million, or 3%, for the six months ended February 29, 2020 compared to the corresponding period of the prior fiscal year, primarily due to a $1.9 million increase in sales and lower operating expenses, partially offset by a lower gross margin. As a percentage of net sales, gross profit for the Americas segment decreased from 53.7% to 52.8% period over period primarily due to unfavorable shifts in product and customer mix, as well as higher miscellaneous costs and unfavorable changes in the costs of aerosol cans. These unfavorable impacts were slightly offset by the decreased costs of petroleum-based specialty chemicals from period to period. Operating expenses decreased $0.5 million period over period, primarily due to lower accruals for earned incentive compensation. These decreases in operating expenses were partially offset by increased employee-related expenses. Operating income as a percentage of net sales increased from 23.2% to 23.5% period over period.

EMEA

Income from operations for the EMEA segment increased to $19.2 million, up $0.2 million, or 1%, for the six months ended February 29, 2020 compared to the corresponding period of the prior fiscal year, primarily due to a $1.3 million increase in sales and lower operating expenses, which were significantly offset by a lower gross margin. Operating expenses decreased $1.1 million period over period, primarily due to lower accruals for earned incentive compensation. As a percentage of net sales, gross profit for the EMEA segment decreased from 57.5% to 55.4% period over period primarily due to increased warehousing, distribution and freight costs as well as unfavorable changes in sales mix and higher miscellaneous costs. These unfavorable impacts were partially offset by sales price increases from period to period. Operating income as a percentage of net sales decreased from 23.8% to 23.7% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment decreased to $6.3 million, down $2.6 million, or 29%, for the six months ended February 29, 2020 compared to the corresponding period of the prior fiscal year, primarily due to a $7.2 million decrease in sales and a slightly lower gross margin, which were partially offset by lower operating expenses. As a percentage of net sales, gross profit for the Asia-Pacific segment decreased from 54.4% to 53.6% period over period primarily due to market mix changes resulting from lower sales in China from period to period due to the various disruptions in the market. These disruptions include those related to supply chain, transportation and demand for our product, as a result of the government’s response to the public health crisis caused by COVID-19 during the second quarter of fiscal year 2020. In addition, gross margin was negatively impacted by increases in warehousing, distribution and freight costs from period to period. These unfavorable impacts were partially offset by the decreased costs of petroleum-based specialty chemicals from period to period. The lower sales were accompanied by a $1.5 million decrease in total operating expenses period over period, primarily due to a lower level of advertising and sales promotion expense, as well as decreased outbound freight costs and miscellaneous expenses during the period. Operating income as a percentage of net sales decreased from 28.5% to 26.2% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Six Months Ended February 29/28,
	2020	2019	Change
Interest income	$53	$96	$(43)
Interest expense	$1,035	$1,395	$(360)
Other (expense) income, net	$(224)	$873	$(1,097)
Provision for income taxes	$5,162	$6,505	$(1,343)

Interest Income

Interest income was insignificant for both the six months ended February 29, 2020 and February 28, 2019.

Interest Expense

Interest expense decreased $0.4 million for the six months ended February 29, 2020 compared to the corresponding period of the prior fiscal year primarily due to lower interest rates related to draws on our credit facilities that are denominated in Euros and Pound Sterling at our U.K. subsidiary.

Other (Expense) Income, Net

Other (expense) income, net changed by $1.1 million for the six months ended February 29, 2020 compared to the corresponding period of the prior fiscal year primarily due to foreign currency exchange losses of $0.4 million in the current year compared to $0.9 million of foreign currency gains during the corresponding period of the prior fiscal year as a result of fluctuations in the foreign currency exchange rates for both the U.S. Dollar and the Euro against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 16.3% and 18.2% of income before income taxes for the six months ended February 29, 2020 and February 28, 2019, respectively. The decrease in the effective income tax rate from period to period was primarily due to an increase in excess tax benefits from settlements of stock-based equity awards during the second quarter that are recognized in the provision for income tax, an increase of taxable earnings from foreign operations which are taxed at lower tax rates, and a benefit from the release of liabilities associated with unrecognized tax benefits that resulted from the expiration of statutes.

Net Income

Net income was $26.5 million, or $1.92 per common share on a fully diluted basis, for the six months ended February 29, 2020 compared to $29.2 million, or $2.09 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.4 million on net income for the six months ended February 29, 2020 compared to the corresponding period of the prior fiscal year. On a constant currency basis, net income would have decreased by $2.3 million from period to period.

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

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended February 29/28,		Six Months Ended February 29/28,
	2020	2019	2020	2019
Gross margin - GAAP	54%	55%	54%	55%
Cost of doing business as a percentage
of net sales - non-GAAP	34%	34%	36%	36%
EBITDA as a percentage of net sales - non-GAAP (1)	20%	22%	18%	20%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended February 29/28,		Six Months Ended February 29/28,
	2020	2019	2020	2019
Total operating expenses - GAAP	$35,417	$36,443	$74,256	$75,873
Amortization of definite-lived intangible assets	(654)	(668)	(1,304)	(1,401)
Depreciation (in operating departments)	(1,049)	(962)	(1,996)	(1,898)
Cost of doing business	$33,714	$34,813	$70,956	$72,574
Net sales	$100,049	$101,335	$198,605	$202,617
Cost of doing business as a percentage
of net sales - non-GAAP	34%	34%	36%	36%

EBITDA (in thousands, except percentages)

	Three Months Ended February 29/28,		Six Months Ended February 29/28,
	2020	2019	2020	2019
Net income - GAAP	$14,327	$15,906	$26,521	$29,185
Provision for income taxes	3,064	3,666	5,162	6,505
Interest income	(28)	(45)	(53)	(96)
Interest expense	593	685	1,035	1,395
Amortization of definite-lived intangible assets	654	668	1,304	1,401
Depreciation	1,432	1,232	2,739	2,424
EBITDA	$20,042	$22,112	$36,708	$40,814
Net sales	$100,049	$101,335	$198,605	$202,617
EBITDA as a percentage of net sales - non-GAAP	20%	22%	18%	20%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $23.4 million for the six months ended February 29, 2020 compared to $17.2 million for the corresponding period of the prior fiscal year. Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on the Company’s future results, we believe our efficient business model and the recent steps we have taken to strengthen our balance sheet leave us positioned to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, as well as cash generated from operations and cash currently available from our existing unsecured Credit Agreement with Bank of America. We use proceeds of the revolving credit facility primarily for our general working capital needs. The Company also holds borrowings under a Note Purchase and Private Shelf Agreement. See Note 8 – Debt and Note 16 – Subsequent Events for additional information on these agreements. Included in Note 16 – Subsequent Events is information on an Amended and Restated Credit Agreement that we executed with Bank of America on March 13, 2020 which includes, among other amended provisions, an increase in the revolving commitment from $100.0 million to $150.0 million. During the week of March 23, 2020, we drew an additional $80.0 million in U.S. Dollars under this line of credit with Bank of America, bringing the balance on the line of credit to approximately $149.0 million. As a result of this additional borrowing, we have now drawn almost the entirety of the $150.0 million available under the Credit Agreement. Although we do not have any presently anticipated need for this additional liquidity, we decided to draw this additional amount to ensure for future liquidity given the recent significant impact on global financial markets and the economy as a result of the COVID-19 outbreak.

The Company maintains a balance of outstanding draws in U.S. Dollars in the Americas segment, as well as in Euros and Pound Sterling in the EMEA segment. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. During the six months ended February 29, 2020, the Company repaid $5.0 million in short-term borrowings outstanding under the line of credit and drew an additional $10.0 million in short-term borrowings in U.S. Dollars. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. As of February 29, 2020, we had a $68.5 million balance of outstanding draws on the revolving credit facility, of which $43.5 was classified as long-term and the remaining $25.0 was classified as short-term. In addition, net borrowings under the auto-borrow agreement in the United States were $15.5 million and we paid $0.4 million in principal payments on our Series A Notes during the first six months of fiscal year 2020. There were no other letters of credit outstanding or restrictions on the amount available on this line of credit or the Series A Notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 8 – Debt for additional information on these financial covenants. At February 29, 2020, we were in compliance with all debt covenants. We continue to monitor our compliance with all debt covenants. Our consolidated leverage ratio and consolidated interest coverage ratio covenants, as well as the restricted payment covenant pertaining to the payment of dividends, are dependent upon our ability to maintain certain levels of EBITDA and net income, respectively, for our most recently completed four fiscal quarters. At the present time, we have no reason to believe that we will be unable to satisfy these covenants, but the COVID-19 outbreak has limited our ability to forecast EBITDA and net income for the remainder of the year.

We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, acquisitions and new business development activities. At February 29, 2020, we had a total of $30.5 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended February 29/28,
	2020	2019	Change
Net cash provided by operating activities	$23,382	$17,226	$6,156
Net cash used in investing activities	(10,483)	(4,882)	(5,601)
Net cash used in financing activities	(9,816)	(28,498)	18,682
Effect of exchange rate changes on cash and cash equivalents	187	(1,116)	1,303
Net increase (decrease) in cash and cash equivalents	$3,270	$(17,270)	$20,540

Operating Activities

Net cash provided by operating activities increased $6.2 million to $23.4 million for the six months ended February 29, 2020 from $17.2 million for the corresponding period of the prior fiscal year. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the six months ended February 29, 2020 was net income of $26.5 million, which decreased $2.7 million from period to period. The changes in our working capital from period to period were primarily attributable to a lower level of increases in trade accounts receivable and inventory balances during the six months ended February 29, 2020 compared to the corresponding period of the prior fiscal year.

Investing Activities

Net cash used in investing activities increased $5.6 million to $10.5 million for the six months ended February 29, 2020 from $4.9 million for the corresponding period of the prior fiscal year, primarily due to increased capital expenditures. Capital expenditures increased by $5.7 million primarily due to the renovations and equipping of the Company’s new office building in Milton Keynes, England, as well as increased manufacturing-related capital expenditures within the U.K. and the United States. The renovations to the new U.K. office building were completed and employees located in the U.K. were relocated to it during the first quarter of 2020.

Financing Activities

Net cash used in financing activities decreased $18.7 million to $9.8 million for the six months ended February 29, 2020 from $28.5 million for the corresponding period of the prior fiscal year primarily due to higher proceeds provided by the Company’s revolving credit facility, which increased $18.1 million during the six months ended February 29, 2020 compared to the corresponding period of the prior fiscal year. Also contributing to cash inflows was a reduction in treasury stock purchases of $2.4 million from period to period. Offsetting these increases in cash inflows was an increase in dividends paid of $1.6 million from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was an increase in cash of $0.2 million for the six months ended February 29, 2020 as compared to a decrease in cash of $1.1 million for six months ended February 28, 2019. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Pound Sterling against the U.S. Dollar.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Commercial Commitments

We have ongoing relationships with various suppliers (contract manufacturers) who manufacture our products. The contract manufacturers maintain title and control of certain raw materials and components, materials utilized in finished products, and of the finished products themselves until shipment to our customers or third-party distribution centers in accordance with agreed upon shipment terms. Although we have definitive minimum purchase obligations included in the contract terms with certain of our contract manufacturers, when such obligations have been included, they have either been immaterial or the minimum amounts have been such that they are well below the volume of goods that the Company has historically purchased. In the ordinary course of business, we communicate supply needs to our contract manufacturers based on orders and short-term projections, ranging from two months to five months. We are committed to purchase the products produced by the contract manufacturers based on the projections provided.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of February 29, 2020, no such commitments were outstanding.

Share Repurchase Plan

The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 9 — Share Repurchase Plan, included in this report.

Dividends

On March 17, 2020, the Company’s Board of declared a cash dividend of $0.67 per share payable on April 30, 2020 to shareholders of record on April 17, 2020. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 29, 2020, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

Other than the updates described above, there were no other changes in our internal control over financial reporting during the six months ended February 29, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is incorporated by reference to the information set forth in Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 13 — Commitments and Contingencies, included in this report.

Item 1A. Risk Factors

We have updated our existing risk factor on global economic conditions to include information associated with the current events related to COVID-19 that was first detected in China and impacted global markets due to outbreaks occurring in many countries beginning in early calendar year 2020. Except for the updates to this risk factor set forth below, there have been no material changes in our risk factors from those disclosed in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019, which was filed with the SEC on October 22, 2019.

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

In addition, the Company’s sales and operating results may be affected by uncertain or changing economic and market conditions, including inflation, deflation, prolonged weak consumer demand, political instability, public health crises or other changes that may affect the principal markets, trade channels, and industrial segments in which the Company conducts its business. Public health crises, including epidemics or pandemics, may affect the principal markets, trade channels, and industrial segments in which the Company conducts its business. For example, the Company is monitoring the impact of the recent COVID-19 outbreak, which has already caused a significant disruption to global financial markets and supply chains beginning in early calendar year 2020. The significance of the operational and financial impact to the Company will depend on how long and widespread this disruption proves to be. The extent to which COVID-19 impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the international actions that are being taken to contain and treat it. While the Company currently expects this business disruption to be temporary, there is uncertainty around its duration and its broader impact, and therefore the effects it will have on the Company’s financial results and operations. If economic or market conditions in key global markets deteriorate, the Company may experience material adverse effects on its business, financial condition and results of operations.

Adverse economic and market conditions could also harm the Company’s business by negatively affecting the parties with whom it does business, including its customers, retailers, distributors and wholesalers, and third-party contract manufacturers and suppliers. These conditions could impair the ability of the Company’s customers to pay for products they have purchased from the Company. As a result, allowances for doubtful accounts and write-offs of accounts receivable from the Company’s customers may increase. In addition, the Company’s third-party contract manufacturers and their suppliers may experience financial difficulties or business disruptions that could negatively affect their operations and their ability to supply the Company with finished goods and the raw materials, packaging, and components required for the Company’s products

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 19, 2018, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2018, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2020. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2018 through February 29, 2020, the Company repurchased 227,529 shares at a total cost of $39.3 million under this $75.0 million plan.

The following table provides information with respect to all purchases made by the Company during the three months ended February 29, 2020. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between December 1, 2019 and January 13, 2020 and between February 14, 2020 and February 29, 2020 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
December 1 - December 31	6,488	$193.80	6,488	$39,161,400
January 1 - January 31	8,500	$189.77	8,500	$37,548,178
February 1 - February 29	9,786	$187.04	9,786	$35,717,579
Total	24,774	$189.75	24,774

a

Item 6. Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2019, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed August 16, 2018, Exhibit 3.1 thereto.

10(a)

Change of Control Severance Agreement between WD-40 Company and Patricia Q. Olsem dated October 8, 2019, incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2020, Exhibit 10(a) thereto.

10(b)

Amended and Restated Credit Agreement dated March 16, 2020 among WD-40 Company and Bank of America, incorporated by reference from the Registrant’s Form 8-K filed March 20, 2020, Exhibit 10(a) thereto.

10(c)

Second Amendment to Note Purchase and Private Shelf Agreement dated March 16, 2020 among WD-40 Company and Prudential and the Note Purchasers, incorporated by reference from the Registrant’s Form 8-K filed March 20, 2020, Exhibit 10(b) thereto.

10(d)	Form of Acknowledgement Letter Agreement dated April 8, 2020 among WD-40 Company and Bank of America.

10(e)	Form of Limited Consent Letter Agreement dated April 8, 2020 among WD-40 Company and Prudential and the Note Purchasers.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document

101. LAB	XBRL Taxonomy Extension Labels Linkbase Document

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: April 9, 2020	By:	/s/ GARRY O. RIDGE
Garry O. Ridge Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President, Finance Treasurer and Chief Financial Officer

	By:	/s/ RAE ANN PARTLO
Rae Ann Partlo Vice President, Corporate Controller and Principal Accounting Officer