Form 10-Q
period 2020-05-31
WD 40 CO
filed 2020-07-09
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 2, 2020 was 13,664,786.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended May 31, 2020

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	May 31,	August 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$88,555	$27,233
Trade accounts receivable, less allowance for doubtful
accounts of $399 and $300 at May 31, 2020
and August 31, 2019, respectively	76,390	72,864
Inventories	42,970	40,682
Other current assets	5,350	7,216
Total current assets	213,265	147,995
Property and equipment, net	56,712	45,076
Goodwill	95,376	95,347
Other intangible assets, net	8,821	10,652
Operating lease right-of-use assets	7,769	-
Deferred tax assets, net	422	403
Other assets	3,586	3,189
Total assets	$385,951	$302,662

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$17,386	$18,727
Accrued liabilities	18,017	18,513
Accrued payroll and related expenses	9,653	15,301
Short-term borrowings	70,800	21,205
Income taxes payable	1,893	844
Total current liabilities	117,749	74,590
Long-term borrowings	94,566	60,221
Deferred tax liabilities, net	11,457	11,688
Long-term operating lease liabilities	6,346	-
Other long-term liabilities	10,850	10,688
Total liabilities	240,968	157,187

Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,812,685 and 19,773,977 shares issued at May 31, 2020 and
August 31, 2019, respectively; and 13,664,786 and 13,718,661 shares
outstanding at May 31, 2020 and August 31, 2019, respectively	20	20
Additional paid-in capital	157,101	155,132
Retained earnings	388,265	374,060
Accumulated other comprehensive loss	(32,323)	(32,482)
Common stock held in treasury, at cost ― 6,147,899 and 6,055,316
shares at May 31, 2020 and August 31, 2019, respectively	(368,080)	(351,255)
Total shareholders' equity	144,983	145,475
Total liabilities and shareholders' equity	$385,951	$302,662

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019

Net sales	$98,247	$113,989	$296,852	$316,606
Cost of products sold	45,197	51,906	136,657	142,534
Gross profit	53,050	62,083	160,195	174,072

Operating expenses:
Selling, general and administrative	27,922	31,956	90,427	95,278
Advertising and sales promotion	4,764	6,270	15,211	17,420
Amortization of definite-lived intangible assets	552	655	1,856	2,056
Total operating expenses	33,238	38,881	107,494	114,754

Income from operations	19,812	23,202	52,701	59,318

Other income (expense):
Interest income	20	27	73	123
Interest expense	(778)	(567)	(1,813)	(1,962)
Other income (expense), net	27	(45)	(197)	828
Income before income taxes	19,081	22,617	50,764	58,307
Provision for income taxes	4,557	4,478	9,719	10,983
Net income	$14,524	$18,139	$41,045	$47,324

Earnings per common share:
Basic	$1.06	$1.30	$2.98	$3.40
Diluted	$1.06	$1.30	$2.98	$3.39

Shares used in per share calculations:
Basic	13,674	13,790	13,700	13,821
Diluted	13,700	13,820	13,727	13,853

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019

Net income	$14,524	$18,139	$41,045	$47,324
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,855)	(2,406)	159	(3,724)
Total comprehensive income	$12,669	$15,733	$41,204	$43,600

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2019	19,773,977	$20	$155,132	$374,060	$(32,482)	6,055,316	$(351,255)	$145,475
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	22,342	-	(2,640)					(2,640)
Stock-based compensation			2,214					2,214
Cash dividends ($0.61 per share)				(8,406)				(8,406)
Acquisition of treasury stock						26,800	(4,957)	(4,957)
Foreign currency translation adjustment					2,112			2,112
Net income				12,194				12,194
Balance at November 30, 2019	19,796,319	$20	$154,706	$377,848	$(30,370)	6,082,116	$(356,212)	$145,992

Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	16,366	-						-
Stock-based compensation			1,675					1,675
Cash dividends ($0.67 per share)				(9,236)				(9,236)
Acquisition of treasury stock						24,774	(4,701)	(4,701)
Foreign currency translation adjustment					(98)			(98)
Net income				14,327				14,327
Balance at February 29, 2020	19,812,685	$20	$156,381	$382,939	$(30,468)	6,106,890	$(360,913)	$147,959

Stock-based compensation			720					720
Cash dividends ($0.67 per share)				(9,198)				(9,198)
Acquisition of treasury stock						41,009	(7,167)	(7,167)
Foreign currency translation adjustment					(1,855)			(1,855)
Net income				14,524				14,524
Balance at May 31, 2020	19,812,685	$20	$157,101	$388,265	$(32,323)	6,147,899	$(368,080)	$144,983

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2018	19,729,774	$20	$153,469	$351,266	$(27,636)	5,879,361	$(321,630)	$155,489
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	24,062	-	(2,425)					(2,425)
Stock-based compensation			1,965					1,965
Cash dividends ($0.54 per share)				(7,522)				(7,522)
Acquisition of treasury stock						41,184	(6,863)	(6,863)
Foreign currency translation adjustment					(1,631)			(1,631)
Cumulative effect of change in accounting principle				(324)				(324)
Net income				13,279				13,279
Balance at November 30, 2018	19,753,836	$20	$153,009	$356,699	$(29,267)	5,920,545	$(328,493)	$151,968

Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	16,503	-	(8)					(8)
Stock-based compensation			1,393					1,393
Cash dividends ($0.61 per share)				(8,489)				(8,489)
Acquisition of treasury stock						29,500	(5,198)	(5,198)
Foreign currency translation adjustment					313			313
Net income				15,906				15,906
Balance at February 28, 2019	19,770,339	$20	$154,394	$364,116	$(28,954)	5,950,045	$(333,691)	$155,885

Stock-based compensation			589					589
Cash dividends ($0.61 per share)				(8,457)				(8,457)
Acquisition of treasury stock						61,500	(10,323)	(10,323)
Foreign currency translation adjustment					(2,406)			(2,406)
Cumulative effect of change in accounting principle				98	(98)			-
Net income				18,139				18,139
Balance at May 31, 2019	19,770,339	$20	$154,983	$373,896	$(31,458)	6,011,545	$(344,014)	$153,427

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended May 31,
	2020	2019
Operating activities:
Net income	$41,045	$47,324
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	5,980	5,710
Net gains on sales and disposals of property and equipment	(115)	(72)
Deferred income taxes	(221)	310
Stock-based compensation	4,609	3,947
Unrealized foreign currency exchange losses (gains)	30	(658)
Provision for bad debts	98	95
Changes in assets and liabilities:
Trade accounts receivable	(3,006)	(8,286)
Inventories	(2,433)	(6,841)
Other assets	1,443	7,099
Operating lease assets and liabilities, net	224	-
Accounts payable and accrued liabilities	(2,367)	(8,458)
Accrued payroll and related expenses	(5,758)	(2,297)
Other long-term liabilities and income taxes payable	1,227	(1,602)
Net cash provided by operating activities	40,756	36,271

Investing activities:
Purchases of property and equipment	(17,411)	(8,701)
Proceeds from sales of property and equipment	321	261
Maturities of short-term investments	-	220
Net cash used in investing activities	(17,090)	(8,220)

Financing activities:
Treasury stock purchases	(16,825)	(22,384)
Dividends paid	(26,840)	(24,468)
Repayments of long-term senior notes	(800)	(800)
Net proceeds of revolving credit facility	84,595	11,261
Shares withheld to cover taxes upon conversions of equity awards	(2,640)	(2,433)
Net cash provided by (used in) financing activities	37,490	(38,824)
Effect of exchange rate changes on cash and cash equivalents	166	(2,352)
Net increase (decrease) in cash and cash equivalents	61,322	(13,125)
Cash and cash equivalents at beginning of period	27,233	48,866
Cash and cash equivalents at end of period	$88,555	$35,741

Supplemental disclosure of noncash investing activities:
Accrued capital expenditures	$454	$1,256

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2019 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

Foreign Currency Forward Contracts

In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency exchange rates. The Company’s U.K. subsidiary, whose functional currency is Pound Sterling, utilizes foreign currency forward contracts to limit its exposure to net asset balances held in non-functional currencies. The Company regularly monitors its foreign currency exchange rate exposures to ensure the overall effectiveness of its foreign currency hedge positions. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of its foreign currency forward contracts are designated as hedges.

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At May 31, 2020, the Company had a notional amount of $8.7 million outstanding in foreign currency forward contracts, which matured on June 29, 2020. Unrealized net gains and losses related to foreign currency forward contracts were not significant at May 31, 2020 and May 31, 2019. Realized net gains and losses related to foreign currency forward contracts were not significant for both the three months ended May 31, 2020 and May 31, 2019. Realized net gains and losses related to foreign currency forward contracts were not significant for both the nine months ended May 31, 2020 and May 31, 2019. Both unrealized and realized net gains and losses are recorded in other income (expense), net on the Company’s condensed consolidated statements of operations.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of May 31, 2020, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents and short-term borrowings are recorded at cost, which approximates their fair values, primarily due to their short-term nature. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes which are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $20.8 million as of May 31, 2020, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to its carrying value of $18.0 million. During the nine months ended May 31, 2020, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

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

Upon adoption, the Company elected practical expedients to: (i) not separate lease components from nonlease components for real estate – office buildings, machinery and equipment, lab equipment, office equipment, furniture and fixtures, and IT equipment; and (ii) exclude leases with an initial term of 12 months or less from the consolidated balance sheets and will recognize related lease payments in the condensed consolidated statements of operations on a straight-line basis over the lease term. The Company did not elect the hindsight practical expedient and also did not elect the package of practical expedients that would allow the Company to retain its conclusions under prior guidance for lease classification and initial direct costs for leases that commenced before the September 1, 2019 implementation date.

During the implementation of this new standard, management was focused principally on, but not limited to, developing a complete inventory of the Company’s lease contracts and the terms and conditions contained within these contracts to appropriately account for them under the new lease model. Additionally, the Company has implemented updates to its accounting policies, business processes, systems and internal controls in support of adopting this new standard. Upon adoption on September 1, 2019, the Company’s total assets increased by $9.0 million and total liabilities increased by $9.2 million in the Company’s condensed consolidated balance sheets. The standard did not have a material impact on the condensed consolidated statements of operations or cash flows. Upon adoption, the cumulative effect of initially applying the guidance was insignificant and therefore no adjustment to the opening balance of retained earnings was made on September 1, 2019. See Note 6 – Leases for additional information and incremental disclosures related to the adoption of this standard.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform” under ASC 848, intended to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may apply the amendments prospectively to contract modifications made or relationships entered into or evaluated through December 31, 2022. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements in the current period, but we will continue to evaluate the impacts of this guidance on future contract modifications.

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

Note 3. Inventories

Inventories consist primarily of raw materials and components, finished goods, and product held at third-party contract manufacturers. Inventories are stated at the lower of cost or market and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method. Inventories consisted of the following (in thousands):

	May 31,	August 31,
	2020	2019
Product held at third-party contract manufacturers	$4,117	$3,175
Raw materials and components	5,240	4,367
Work-in-process	954	257
Finished goods	32,659	32,883
Total	$42,970	$40,682

Note 4. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	May 31,	August 31,
	2020	2019
Machinery, equipment and vehicles	$19,814	$19,356
Buildings and improvements	27,282	17,391
Computer and office equipment	5,516	5,328
Software	10,325	10,189
Furniture and fixtures	2,532	2,039
Capital in progress	18,550	16,747
Land	4,288	3,444
Subtotal	88,307	74,494
Less: accumulated depreciation and amortization	(31,595)	(29,418)
Total	$56,712	$45,076

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

Note 5. Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2019	$85,420	$8,717	$1,210	$95,347
Translation adjustments	2	27	-	29
Balance as of May 31, 2020	$85,422	$8,744	$1,210	$95,376

There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to December 1, 2019, the date of its most recent annual goodwill impairment test, which was conducted during the second quarter of fiscal year 2020. Based on the results of the annual goodwill impairment test, the estimated fair value of each of the Company’s reporting units exceeded their respective carrying values so significantly that an impairment charge to the Company’s goodwill balances is remote, even in the event that the impacts of the novel coronavirus (“COVID-19”) pandemic significantly lower results in future periods. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

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

	May 31,	August 31,
	2020	2019
Gross carrying amount	$35,598	$35,531
Accumulated amortization	(26,777)	(24,879)
Net carrying amount	$8,821	$10,652

There has been no impairment charge for the nine months ended May 31, 2020 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets. The Company’s review of events and circumstances included consideration of the ongoing COVID-19 pandemic.

Changes in the carrying amounts of definite-lived intangible assets by segment for the nine months ended May 31, 2020 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2019	$8,401	$2,251	$-	$10,652
Amortization expense	(1,583)	(273)	-	(1,856)
Translation adjustments	-	25	-	25
Balance as of May 31, 2020	$6,818	$2,003	$-	$8,821

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based
Remainder of fiscal year 2020	$314	$39
Fiscal year 2021	1,254	157
Fiscal year 2022	1,254	157
Fiscal year 2023	1,008	-
Fiscal year 2024	1,002	-
Thereafter	3,636	-
Total	$8,468	$353

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

The Company records right-of-use assets and lease liabilities on its consolidated balance sheets for leases with an expected term greater than one year. The lease term includes the committed lease term, also taking into account early termination and renewal options that management is reasonably certain to exercise. For leases that do not have a readily determinable implicit rate, the Company uses its estimated secured incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments. The Company’s estimated secured incremental borrowing rate is determined using a portfolio approach based on the rate of interest the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate in the currency of the lease. As of May 31, 2020, finance leases were not significant and all leases recorded on the Company’s consolidated balances sheets were operating leases. Residual value guarantees, restrictions, covenants, sublease income, net gains or losses from sale and leaseback transactions, and transactions with related parties associated with leases are also not significant. The Company has made the accounting policy election to use certain ongoing practical expedients made available by ASC 842 to: (i) not separate lease components from nonlease components for real estate – office buildings, machinery and equipment, lab equipment, office equipment, furniture and fixtures, and IT equipment; and (ii) exclude leases with an initial term of 12 months or less (“short-term” leases) from the consolidated balance sheets and will recognize related lease payments in the consolidated statements of operations on a straight-line basis over the lease term. However, the Company had no significant short-term leases as of May 31, 2020.

Upon adoption of ASC 842 on September 1, 2019, the Company’s total assets increased by $9.0 million and total liabilities increased $9.2 million in the Company’s consolidated balance sheets. The adoption of this standard did not have a material impact on retained earnings, the consolidated statements of operations or cash flows. The Company obtained no significant additional right-of-use assets in exchange for lease obligations during the nine months ended May 31, 2020.

The Company recorded $0.5 million and $1.5 million in lease expense during the three and nine months ended May 31, 2020, respectively. This lease expense was included in selling, general and administrative expenses. An insignificant amount of lease expense was classified within cost of products sold for both the three and nine months ended May 31, 2020. During the three and nine months ended May 31, 2020, the Company paid cash of $0.5 million and $1.5 million related to lease liabilities, respectively. Variable lease expense under the Company’s lease agreements were not significant for both the three and nine months ended May 31, 2020. As of May 31, 2020, the weighted-average remaining lease term was 7.2 years and the weighted-average discount rate was 3.1% for the Company’s operating leases. There were no leases that had not yet commenced as of May 31, 2020 that will create additional significant rights and obligations for the Company.

Right-of-use assets and lease liabilities consisted of the following (in thousands):

May 31,
2020
Assets:
Operating lease right-of-use assets	$7,769

Liabilities:
Current operating lease liabilities(1)	1,614
Long-term operating lease liabilities	6,346
Total operating lease liabilities	$7,960

(1)Current operating lease liabilities are classified in accrued liabilities on the Company’s condensed consolidated balance sheet.

The Company’s maturities of its operating lease liabilities, including early termination and renewal options that management is reasonably certain to exercise, are as follows (in thousands):

Operating
Leases
Remainder of fiscal year 2020	$495
Fiscal year 2021	1,730
Fiscal year 2022	1,331
Fiscal year 2023	1,156
Fiscal year 2024	1,094
Thereafter	3,212
Total undiscounted future cash flows	$9,018
Less: Interest	(1,058)
Present value of lease liabilities	$7,960

Future fiscal year minimum payments under non-cancelable operating leases in accordance with ASC 840 as of August 31, 2019 were as follows (in thousands):

Operating
Leases
Fiscal year 2020	$1,988
Fiscal year 2021	1,470
Fiscal year 2022	827
Fiscal year 2023	348
Fiscal year 2024	975
Thereafter	932
Total undiscounted future cash flows	$6,540

Note 7. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	May 31,	August 31,
	2020	2019
Accrued advertising and sales promotion expenses	$9,802	$10,438
Accrued professional services fees	1,799	1,744
Accrued sales taxes and other taxes	1,337	1,418
Current operating lease liabilities	1,614	-
Other	3,465	4,913
Total	$18,017	$18,513

Accrued payroll and related expenses consisted of the following (in thousands):

	May 31,	August 31,
	2020	2019
Accrued incentive compensation	$2,876	$7,259
Accrued payroll	3,924	3,454
Accrued profit sharing	1,601	2,503
Accrued payroll taxes	797	1,566
Other	455	519
Total	$9,653	$15,301

Note 8. Debt

As of May 31, 2020, the Company held borrowings under two separate agreements as detailed below.

Note Purchase and Private Shelf Agreement

On November 15, 2017, the Company entered into the Note Purchase and Private Shelf Agreement (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”), pursuant to which the Company agreed to sell $20.0 million aggregate principal amount of senior notes (the “Series A Notes”) to certain of the Note Purchasers. Since November 15, 2017, this note agreement has been amended two times, most recently on March 16, 2020 (the “Second Amendment”). The Second Amendment amended the Note Agreement to permit the Company (inclusive of its subsidiaries) to enter into an amended and restated credit agreement with Bank of America N.A. (“Bank of America”). In addition, the Second Amendment includes certain conforming amendments to the Note Agreement consistent with the Company’s credit agreement with Bank of America, including a schedule of permitted consolidated capital expenditures and related carryforward provisions for unused portions each fiscal year.

The Series A Notes bear interest at 3.39% per annum and will mature on November 15, 2032, unless earlier paid by the Company. Principal payments are required semi-annually in May and November of each year in equal installments of $0.4 million through May 15, 2032, and the remaining outstanding principal in the amount of $8.4 million will become due on November 15, 2032. Interest is also payable semi-annually in May and November of each year. During the nine months ended May 31, 2020, the Company repaid $0.8 million in principal on the Series A Notes pursuant to its semi-annual principal payment requirements.

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

Credit Agreement

On March 16, 2020, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America. The Credit Agreement modified the Company’s previously existing agreement dated June 17, 2011 (as amended on January 7, 2013, May 13, 2015, November 16, 2015, September 1, 2016, November 15, 2017, February 23, 2018 and January 22, 2019). The Credit Agreement increased the revolving commitment from $100.0 million to $150.0 million and increased the sublimit for the revolving commitment for borrowing by WD-40 Company Limited, a wholly owned operating subsidiary of the Company for Europe, the Middle East, Africa and India, from $50.0 million to $100.0 million. In addition to other non-material and technical amendments, the Credit Agreement also modified certain restrictive covenants. The Credit Agreement also includes a new schedule of permitted consolidated capital expenditures to permit the Company to make contemplated capital investments in the current and future fiscal years of up to $30.5 million in fiscal year 2020, $19.0 million in fiscal year 2021, and $15.0 million for fiscal years 2022, 2023, 2024 and 2025. The Credit Agreement also increased the carryforward from one fiscal year to the next fiscal year of unused Permitted Consolidated Capital Expenditures from $2.5 million to $5.0 million. The new maturity date for the revolving credit facility per the Credit Agreement is March 16, 2025.

Per the terms of the Credit Agreement, the aggregate amount of the Company’s capital stock that it may repurchase may not exceed $150.0 million during the period from January 22, 2019 to the maturity date of the agreement so long as no default exists immediately prior and after giving effect thereto. In addition, the Company may not declare or pay cash dividends in the current fiscal quarter that, when added to dividends paid in the prior three fiscal quarters, will exceed 75% of the Company’s consolidated net income for the then most recently ended four quarters for which financial statements are delivered to Bank of America as required by the Credit Agreement (the “Dividend Covenant”). The Company’s Note Agreement with Prudential also has a conforming dividend covenant with identical terms. On April 8, 2020, the Company signed letters from Bank and America and Prudential acknowledging an agreement between the Company and both lenders to permit the Company to add back to its net income for the quarter ended August 31, 2019 a one-time, non-cash charge for an uncertain tax position associated with the Tax Cuts and Jobs Act “toll tax” in the amount of $8.7 million solely for the purpose of the Dividend Covenant.

The Credit Agreement also features an autoborrow agreement providing for the automatic advance of revolving loans in U.S. Dollars to the Company’s designated account at Bank of America. Per the terms of the Credit Agreement, the Company’s outstanding balance on the autoborrow agreement cannot exceed an aggregate amount of $30.0 million. Since the autoborrow feature provides for borrowings to be made and repaid by the Company on a daily basis, any such borrowings made under an active autoborrow agreement are classified as short-term on the Company’s consolidated balance sheets. The Company had no outstanding balance under the autoborrow agreement as of May 31, 2020.

The Company assesses its ability and intent to refinance the outstanding draws on the line of credit at the end of each reporting period in order to determine the proper balance sheet classification for amounts outstanding on the line of credit. The Company has the ability to refinance any draw under the line of credit with successive short-term borrowings through the March 16, 2025 maturity date. Outstanding draws for which management has both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. During the nine months ended May 31, 2020, the Company repaid $5.0 million in short-term borrowings outstanding under the line of credit and drew an additional $90.0 million in U.S. Dollars, which included an $80.0 million draw in U.S. Dollars in March 2020 in response to the COVID-19 pandemic. Although the Company does not have any presently anticipated need for this additional liquidity, the Company decided to draw this additional amount to ensure future liquidity given the recent significant impact on global financial markets and the economy as a result of the COVID-19 pandemic. The Company maintains a balance of outstanding draws in U.S. Dollars in the Americas segment, as well as in Euros and Pound Sterling in the EMEA segment. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. As of May 31, 2020, the Company had a balance of $147.4 million of outstanding draws on the line of credit. Based on the Company’s ability and intent assessment, $77.4 million of this $147.4 million was classified as long-term and the remaining $70.0 million as short-term as of May 31, 2020.

Short-term and long-term borrowings consisted of the following (in thousands):

	May 31,	August 31,
	2020	2019
Short-term borrowings:
Revolving credit facility, short-term	$70,000	$20,000
Revolving credit facility, autoborrow feature	-	405
Series A Notes, current portion of long-term debt	800	800
Total short-term borrowings	70,800	21,205

Long-term borrowings:
Revolving credit facility	77,366	42,221
Series A Notes	17,200	18,000
Total long-term borrowings	94,566	60,221
Total	$165,366	$81,426

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

•The consolidated interest coverage ratio cannot be less than three to one. The consolidated interest coverage ratio means, as of any date of determination, the ratio of (a) consolidated EBITDA for the most recently completed four fiscal quarters to (b) consolidated interest charges for the most recently completed four fiscal quarters

As of May 31, 2020, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.

Note 9. Share Repurchase Plan

On June 19, 2018, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2018 and will remain in effect through August 31, 2020, the Company is authorized to acquire up to $75.0 million of its outstanding shares. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2018 through May 31, 2020, the Company repurchased 268,538 shares at a total cost of $46.4 million under this $75.0 million plan. During the nine months ended May 31, 2020, the Company repurchased 92,583 shares at an average price of $181.71 per share, for a total cost of $16.8 million under this $75.0 million plan. On April 8, 2020, the Company elected to temporarily suspend repurchases under its current share buy-back plan. The Company has elected this suspension in order to preserve cash while it monitors the impacts of the COVID-19 pandemic as it continues to unfold.

Note 10. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Net income	$14,524	$18,139	$41,045	$47,324
Less: Net income allocated to
participating securities	(68)	(105)	(203)	(286)
Net income available to common shareholders	$14,456	$18,034	$40,842	$47,038

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Weighted-average common
shares outstanding, basic	13,674	13,790	13,700	13,821
Weighted-average dilutive securities	26	30	27	32
Weighted-average common
shares outstanding, diluted	13,700	13,820	13,727	13,853

For the three months ended May 31, 2020, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 9,479 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. There were no anti-dilutive stock-based equity awards outstanding for the three months ended May 31, 2019. For the nine months ended May 31, 2020 and May 31, 2019, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 8,229 and 1,443, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

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

Rebates/Other Discounts — The Company offers various on-going trade promotion programs with customers and provides other discounts to customers that require management to estimate and accrue for the expected costs of such programs or discounts. These programs include cooperative marketing, volume-based discounts, shelf price reductions, consideration and allowances given to retailers for shelf space and/or favorable display positions in their stores and other promotional activities. Other discounts include items such as charges from customers for services they provide related to the sale of WD-40 Company products and penalties/fees associated with WD-40 Company failing to adhere to contractual obligations (e.g., errors on purchase orders, errors on shipment, late deliveries, etc.). Costs related to rebates, cooperative advertising and other promotional activities and other discounts are recorded as a reduction to sales upon delivery of the Company’s products to its customers. As of May 31, 2020 and August 31, 2019, the Company had a $6.6 million and $7.5 million balance in rebate/other discounts liabilities, respectively, included in accrued liabilities on the Company’s condensed consolidated balance sheets. The Company recorded approximately $5.2 million and $14.6 million in rebates/other discounts as a reduction to sales during the three and nine months ended May 31, 2020, respectively. Rebates/other discounts as a reduction to sales during the three and nine months ended May 31, 2019 were approximately $4.6 million and $13.4 million, respectively.

Coupons — Coupon costs are based upon historical redemption rates and are recorded as a reduction to sales as incurred, which is when the coupons are circulated. Coupon redemption liabilities, which are included in accrued liabilities on the Company’s condensed consolidated balance sheets, were not significant at May 31, 2020 and August 31, 2019. Coupons recorded as a reduction to sales during the three and nine months ended May 31, 2020 and May 31, 2019, respectively, were also not significant.

Cash discounts — The Company offers certain of its customers a cash discount program to incentivize them to pay the invoice earlier than the normal payment date on the invoice. Although payment terms vary, most customers typically pay within 30 to 90 days of invoicing. The Company had a $0.5 million balance in the allowance for cash discounts at both May 31, 2020 and August 31, 2019. The Company recorded approximately $1.1 million and $3.1 million in cash discounts as a reduction to sales during the three and nine months ended May 31, 2020, respectively. Cash discounts as a reduction to sales during the three and nine months ended May 31, 2019 were approximately $1.2 million and $3.2 million, respectively.

Sales returns — The Company recognizes revenue net of allowances for estimated returns, which is based on historical return rates, with a corresponding reduction to cost of products sold. Although the Company typically does not have definitive sales return provisions included in the contract terms with its customers, when such provisions have been included, they have not been significant. Under the current revenue accounting standard, ASC 606, the Company is required to present its provision for sales returns on a gross basis as a liability. The Company’s refund liability for sales returns, which is included in accrued liabilities and represents the amount expected to be owed to the customers for product returns, was not significant at both May 31, 2020 and August 31, 2019. The Company now also records an asset for the value of inventory that represents the right to recover products from customers associated with sales returns. The value of this inventory is recorded to other current assets and the balance in this account associated with product returns was not significant at May 31, 2020.

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

Contract Balances

Contract liabilities consists of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $0.7 million as of May 31, 2020. Contract liabilities were not significant as of August 31, 2019. Contract liabilities are recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. The Company did not have any contract assets as of May 31, 2020 and August 31, 2019.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of May 31, 2020, no such commitments were outstanding.

Litigation

From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. As of May 31, 2020, there were no unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss for the Company and, as to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.

For further information on the risks the Company faces from existing and future claims, suits, investigations and proceedings, see the Company’s risk factors disclosed in Part I―Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended August 31, 2019, which was filed with the SEC on October 22, 2019.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of May 31, 2020.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of May 31, 2020.

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

The provision for income taxes was 23.9% and 19.8% of income before income taxes for the three months ended May 31, 2020 and May 31, 2019, respectively. The increase in the effective income tax rate from period to period was primarily due to a decrease in earnings from foreign operations resulting in a decrease in the net benefit received from the application of the GILTI / FDII calculation.

The provision for income taxes was 19.1% and 18.8% of income before income taxes for the nine months ended May 31, 2020 and May 31, 2019, respectively. The increase in the effective income tax rate from period to period was primarily due to a decrease in the net benefit received from the application of GILTI / FDII calculation, partially offset by an increase in excess tax benefits from settlements of stock-based equity awards during the first six months of fiscal year 2020 that are recognized in the provision for income tax.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. The Company is currently under examination by various state taxing authorities. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2017 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2016 are no longer subject to examination. Estimated unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months were not significant. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
May 31, 2020:
Net sales	$50,094	$32,521	$15,632	$-	$98,247
Income from operations	$14,424	$7,180	$5,736	$(7,528)	$19,812
Depreciation and
amortization expense	$1,128	$724	$72	$32	$1,956
Interest income	$2	$1	$17	$-	$20
Interest expense	$635	$142	$1	$-	$778

May 31, 2019:
Net sales	$52,966	$44,548	$16,475	$-	$113,989
Income from operations	$15,418	$9,918	$4,352	$(6,486)	$23,202
Depreciation and
amortization expense	$1,137	$614	$71	$63	$1,885
Interest income	$6	$1	$20	$-	$27
Interest expense	$399	$167	$1	$-	$567

Nine Months Ended:
May 31, 2020:
Net sales	$143,672	$113,519	$39,661	$-	$296,852
Income from operations	$36,404	$26,354	$12,044	$(22,101)	$52,701
Depreciation and
amortization expense	$3,510	$2,099	$222	$149	$5,980
Interest income	$15	$2	$56	$-	$73
Interest expense	$1,367	$442	$4	$-	$1,813

May 31, 2019:
Net sales	$144,654	$124,259	$47,693	$-	$316,606
Income from operations	$36,712	$28,923	$13,236	$(19,553)	$59,318
Depreciation and
amortization expense	$3,400	$1,930	$212	$168	$5,710
Interest income	$22	$21	$80	$-	$123
Interest expense	$1,727	$230	$5	$-	$1,962

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

Net sales by product group are as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Maintenance products	$87,859	$104,533	$268,676	$289,371
Homecare and cleaning products	10,388	9,456	28,176	27,235
Total	$98,247	$113,989	$296,852	$316,606

Note 15. Subsequent Events

On June 16, 2020, the Company’s Board of Directors declared a cash dividend of $0.67 per share payable on July 31, 2020 to shareholders of record on July 17, 2020.

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

These forward-looking statements include, but are not limited to, discussions about future financial and operating results, including:  growth expectations for maintenance products; expected levels of promotional and advertising spending; anticipated input costs for manufacturing and the costs associated with distribution of our products; plans for and success of product innovation, the impact of new product introductions on the growth of sales; anticipated results from product line extension sales; expected tax rates and the impact of tax legislation and regulatory action; the length and severity of the current COVID-19 pandemic and its impact on the global economy and the Company’s financial results; and forecasted foreign currency exchange rates and commodity prices. These forward-looking statements are generally identified with words such as “believe,” “expect,” “intend,” “plan,” “could,” “may,” “aim,” “anticipate,” “target,” “estimate” and similar expressions. The Company undertakes no obligation to revise or update any forward-looking statements.

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

Highlights

The following summarizes the financial and operational highlights for our business during the nine months ended May 31, 2020:

•Consolidated net sales decreased $19.7 million for the nine months ended May 31, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $4.2 million on consolidated net sales for the nine months ended May 31, 2020 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have decreased by $15.5 million from period to period. This unfavorable impact from changes in foreign currency exchange rates mainly came from our EMEA segment, which accounted for 38% of our consolidated sales for the nine months ended May 31, 2020.

•Gross profit as a percentage of net sales decreased to 54.0% for the nine months ended May 31, 2020 compared to 55.0% for the corresponding period of the prior fiscal year.

•Consolidated net income decreased $6.3 million, or 13%, for the nine months ended May 31, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.8 million on consolidated net income for the nine months ended May 31, 2020 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have decreased $5.5 million.

•Consolidated results for the nine months ended May 31, 2020 were negatively impacted by the COVID-19 pandemic. See Significant Developments section which follows for details.

•Diluted earnings per common share for the nine months ended May 31, 2020 were $2.98 versus $3.39 in the prior fiscal year period.

•Share repurchases were executed under our current $75.0 million share buy-back plan, which was approved by the Company’s Board of Directors in June 2018 and became effective on September 1, 2018. During the period from September 1, 2019 through May 31, 2020, the Company repurchased 92,583 shares at an average price of $181.71 per share, for a total cost of $16.8 million. On April 8, 2020, the Company elected to temporarily suspend repurchases under its current share buy-back plan. The Company has elected this suspension in order to preserve cash while it monitors the impact of the COVID-19 pandemic as it continues to unfold.

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

Significant Developments

During the nine months ended May 31, 2020, our financial results and operations were significantly impacted by the COVID-19 pandemic that began in early calendar year 2020. The significance of the impacts to our financial results and operations were material and are discussed herein at the business segment level.

See Part II—Item 1A, “Risk Factors,” included herein for an update that we made to our existing risk factors to include information on risks associated with pandemics in general and COVID-19 specifically. The extent to which the COVID-19 pandemic impacts our financial results and operations for the remainder of fiscal year 2020 and going forward, for all three of our business segments, will depend on future developments which remain highly uncertain and cannot be predicted, including new information which may emerge concerning the ongoing severity of the COVID-19 pandemic and the international actions being taken to contain and treat it.

We have taken a variety of measures to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable. We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements. These policies and initiatives will continue to impact how we operate for as long as they are in effect. We are in the process of determining and implementing safe and effective phased office reentry plans for employees at all of our office locations globally. However, the timing and nature of these reentry plans, some of which have already been launched, will vary by location and some of the specifics related to many of these plans are still uncertain at this time. The safety of our employees and adherence to public and private sector policies related to COVID-19 will remain our top priorities as we have our employees return to working at our global office locations.

During our fiscal year 2020, temporary closures, lockdowns and restrictions mandated by various governmental authorities intended to combat the COVID-19 pandemic at physical store retailers have negatively impacted sales at varying levels and at different times within each of the countries in which we conduct business. The related impacts on our financial results and operations through May 31, 2020 are discussed within Management’s Discussion and Analysis of Financial Condition and Results of Operations. Due to the speed and fluidity with which the situation continues to develop and the uncertainty on whether a second wave of the COVID-19 pandemic will occur later in calendar year 2020, we are not able at this time to estimate the extent of the impact of the COVID-19 pandemic on our financial results and operations in future periods. We also cannot predict when certain restrictions that are in place to protect our customers, retailers and our employees will be safely reduced or will no longer be needed. These impacts could be material for the remainder of our fiscal year 2020 in all business segments and could be material during any future period affected either directly or indirectly by this pandemic. We are actively managing and monitoring supply chain and transportation disruptions that have arisen at our suppliers and other third-party distribution centers and manufacturers as a result of the COVID-19 pandemic. While we have been successful to date in managing such disruptions in our supply chain and we believe that we are well-positioned to continue managing any disruptions that may occur in future periods in order to meet customer and end-user demand, we are not able at this time to estimate the impact of future disruptions within our supply chain and are continually monitoring this situation.

On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic and the negative impacts that it is having on the global economy and U.S. companies. The CARES Act includes various financial measures to assist companies, including temporary changes to income and non-income-based tax laws. Although we are currently evaluating the impact of the CARES Act, such as the ability to defer the payment for the employer portion of social security taxes, we do not believe assistance provided under the CARES Act will have a material impact on our consolidated financial statements and related disclosures.

Results of Operations

Three Months Ended May 31, 2020 Compared to Three Months Ended May 31, 2019

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended May 31,
			Change from Prior Year
	2020	2019	Dollars	Percent
Net sales:
Maintenance products	$87,859	$104,533	$(16,674)	(16)%
Homecare and cleaning products	10,388	9,456	932	10%
Total net sales	98,247	113,989	(15,742)	(14)%
Cost of products sold	45,197	51,906	(6,709)	(13)%
Gross profit	53,050	62,083	(9,033)	(15)%
Operating expenses	33,238	38,881	(5,643)	(15)%
Income from operations	$19,812	$23,202	$(3,390)	(15)%
Net income	$14,524	$18,139	$(3,615)	(20)%
Earnings per common share - diluted	$1.06	$1.30	$(0.24)	(18)%
Shares used in per share calculations - diluted	13,700	13,820	(120)	(1)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2020	2019	Dollars	Percent
Americas	$50,094	$52,966	$(2,872)	(5)%
EMEA	32,521	44,548	(12,027)	(27)%
Asia-Pacific	15,632	16,475	(843)	(5)%
Total	$98,247	$113,989	$(15,742)	(14)%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2020	2019	Dollars	Percent
Maintenance products	$43,551	$48,284	$(4,733)	(10)%
Homecare and cleaning products	6,543	4,682	1,861	40%
Total	$50,094	$52,966	$(2,872)	(5)%
% of consolidated net sales	51%	47%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $50.1 million, down $2.9 million, or 5%, for the three months ended May 31, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a significant impact on sales for the three months ended May 31, 2020 compared to the corresponding period of the prior fiscal year.

Sales of maintenance products in the Americas segment decreased $4.7 million, or 10%, for the three months ended May 31, 2020 compared to the corresponding period of the prior fiscal year. This sales decrease was mainly driven by lower sales of WD-40 Multi Use Product in Latin America, which were down $2.8 million, or 46% from period to period primarily due to various disruptions in the market related to the COVID-19 pandemic. These disruptions primarily included decreased availability of our product due to constraints on the distribution and sale of our products as a result of the complete lockdown of many markets within the region, which started early in March 2020 and continued throughout the third quarter. In addition, sales in Latin America were negatively impacted due to decreased sales in Mexico from period to period as a result of a change we made in the distribution model for this region. In the third quarter of fiscal year 2020, we shifted away from a distribution model for this country where we sell product through a large wholesale customer who then supplies various retail customers, to one where we sell direct to these retail customers. While we anticipate a successful build of our direct customer base in Mexico in future periods under this new direct model, sales in this region were unfavorably impacted from period to period as a result of us starting this transition. Sales of maintenance products in the U.S. and Canada also decreased by $1.2 million and $0.4 million, or 3% and 16%, respectively, from period to period, primarily due to the negative impacts of the COVID-19 pandemic during the three months ended May 31, 2020 and the timing of customer orders from period to period. Although sales of maintenance products in the U.S. decreased from period to period, sales in the online retail channel increased as the Company continued to focus its efforts on this channel, particularly as consumers have turned more to online purchases during the COVID-19 pandemic.

Sales of homecare and cleaning products in the Americas increased $1.9 million, or 40%, for the three months ended May 31, 2020 compared to the corresponding period of the prior fiscal year. This sales increase was driven primarily by an increase in sales of the 2000 Flushes, Spot Shot and Lava brand products, which were up 64%, 23% and 50%, respectively, from period to period. We experienced a significant increase in sales of most of our home care and cleaning products in the Americas in the third quarter of fiscal year 2020 due to an increased demand for such products as a result of the COVID-19 pandemic. We are not able at this time to estimate the duration of this unexpected increase in the demand for these products and its impact on our financial results and operations in future periods. While each of our homecare and cleaning products have continued to generate positive cash flows, we had experienced decreased or flat sales for many of these products in recent years prior to the COVID-19 pandemic.

For the Americas segment, 87% of sales came from the U.S., and 13% of sales came from Canada and Latin America combined for the three months ended May 31, 2020 compared to the distribution for the three months ended May 31, 2019 when 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2020	2019	Dollars	Percent
Maintenance products	$30,846	$41,495	$(10,649)	(26)%
Homecare and cleaning products	1,675	3,053	(1,378)	(45)%
Total (1)	$32,521	$44,548	$(12,027)	(27)%
% of consolidated net sales	33%	39%

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

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, decreased to $32.5 million, down $12.0 million, or 27%, for the three months ended May 31, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the EMEA segment from period to period. Sales for the three months ended May 31, 2020 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $33.8 million in the EMEA segment. Thus, on a constant currency basis, sales would have decreased by $10.7 million, or 24%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Sales in the direct markets decreased $8.4 million, or 28% for the three months ended May 31, 2020 compared to the corresponding period of the prior fiscal year, primarily due to a $7.0 million, or 33%, decrease in sales of the WD-40 Multi-Use Product throughout direct markets as a result of various disruptions in the market related to the COVID-19 pandemic. These disruptions primarily include decreased availability of our product, as well as disruptions related to supply chain and transportation as a result of the responses from third-party businesses and governmental authorities to the public health crisis caused by COVID-19 during the third quarter of fiscal year 2020. Although higher sales in the online retail channel slightly offset these impacts, WD-40 Multi-Use Product sales decreased overall primarily due to the comprehensive lockdown measures adopted by many European countries at physical store retailers to combat the COVID-19 pandemic during the third quarter of fiscal year 2020. These lockdowns limited many retailers’ ability to participate in promotional activities and sell high volumes of certain products, such as our WD-40 Multi-Use Product. In addition, sales of 1001 Carpet Fresh in the U.K. also decreased $1.4 million, or 45%, during the third quarter of fiscal year 2020 as a result of a significantly higher level of sales in the corresponding period of the prior fiscal year due to favorable impacts of digital marketing associated with this brand. Sales from direct markets accounted for 67% of the EMEA segment’s sales for the three months ended May 31, 2020 compared to 68% for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets decreased $3.6 million, or 25%, for the three months ended May 31, 2020 compared to the corresponding period of the prior fiscal year, primarily due to lower sales of the WD-40 Multi-Use Product in Eastern Europe and India, which were down 52% and 74%, respectively. This decrease in sales from period to period was primarily due to the lockdowns that occurred in many of the distributor market countries in the third quarter of fiscal year 2020 due to the COVID-19 pandemic. The distributor markets accounted for 33% of the EMEA segment’s total sales for the three months ended May 31, 2020, compared to 32% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2020	2019	Dollars	Percent
Maintenance products	$13,462	$14,753	$(1,291)	(9)%
Homecare and cleaning products	2,170	1,722	448	26%
Total	$15,632	$16,475	$(843)	(5)%
% of consolidated net sales	16%	14%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, decreased to $15.6 million, down $0.8 million, or 5%, for the three months ended May 31, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the Asia-Pacific segment from period to period. Sales for the three months ended May 31, 2020 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $16.4 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have decreased by $0.1 million, or 1%, from period to period.

Sales in Asia, which represented 69% of the total sales in the Asia-Pacific segment, decreased $1.5 million, or 12%, for the three months ended May 31, 2020 compared to the corresponding period of the prior fiscal year. Sales in the Asia distributor markets decreased $2.5 million, or 30%. This decrease in sales was primarily due to various disruptions in the market related to the COVID-19 pandemic. Temporary closures, complete lockdowns and restrictions required by local governmental authorities to combat the COVID-19 pandemic in many of our Asia distributor markets during the third quarter of fiscal year 2020 limited many physical store retailers’ ability to sell our products. Sales in China increased $1.0 million, or 26%, for the three months ended May 31, 2020 compared to the corresponding period of the prior fiscal year primarily due to the reduction of certain restrictions required by local governmental authorities during the third quarter of fiscal year 2020 in relation to the COVID-19 pandemic, as well as higher sales in the online retail channel. Disruptions in China related to the COVID-19 pandemic were experienced more heavily in the second quarter of fiscal year 2020. These disruptions were material since China had a significant number of orders that were expected to be shipped to customers after the Chinese New Year’s holiday in early February 2020 and those shipments could not take place due to the COVID-19 pandemic. Many of these shipments subsequently took place in the third quarter of fiscal year 2020, resulting in increased sales period over period.

Sales in Australia increased $0.7 million, or 16%, for the three months ended May 31, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on Australian sales. On a constant currency basis, sales would have increased by $1.2 million, or 28%. Sales in Australia increased primarily due to unprecedented demand for homecare and cleaning products as a result of the COVID-19 pandemic. In addition, WD-40 Multi Use Product and WD-40 Specialist were up 4% and 18%, respectively, from period to period. Negative sales impacts to Australia due to the COVID-19 pandemic were very limited in the third quarter of fiscal year 2020 as compared to many other countries since COVID-19 case numbers have remained relatively low in Australia and governmental authorities have adopted less severe lockdown requirements. This has resulted in many of our key customers in Australia remaining open for business during the COVID-19 pandemic.

Gross Profit

Gross profit decreased to $53.1 million for the three months ended May 31, 2020 compared to $62.1 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased to 54.0% for the three months ended May 31, 2020 compared to 54.5% for the corresponding period of the prior fiscal year.

Gross margin was negatively impacted by 1.2 percentage points from period to period due to higher warehousing and in-bound freight costs, primarily within the EMEA segment. In addition, increases to advertising, promotional, and other discounts that we give to our customers from period to period in all three segments negatively impacted gross margin by 0.7 percentage points. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses. In addition, gross margin was negatively impacted by 0.2 percentage points from period to period due to unfavorable changes in the costs of aerosol cans.

These unfavorable impacts to gross margin were partially offset by 0.8 percentage points from period to period due to favorable changes in the costs of petroleum-based specialty chemicals in all three segments. Beginning in late February 2020, the price of crude oil dropped significantly from recent levels. However, there is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. Although we are beginning to experience this favorability late in fiscal year 2020 as a result of this decline in oil prices, the level to which gross margin will be impacted by such costs in future periods is uncertain due to the volatility of the price of crude oil. Gross margin was also positively affected by sales price increases primarily in the EMEA segment during the third quarter of fiscal year 2020, impacting gross margin by 0.4 percentage points from period to period. Gross margin was also positively impacted by 0.2 percentage points due to changes in foreign currency exchange rates from period to period in the EMEA segment. In addition, gross margin was positively impacted by 0.2 percentage points due to favorable changes to sales mix, primarily in the Americas and Asia-Pacific segments.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $3.1 million and $4.7 million for the three months ended May 31, 2020 and 2019, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended May 31, 2020 decreased $4.1 million to $27.9 million from $32.0 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 28.4% for the three months ended May 31, 2020 compared to 28.0% for the corresponding period of the prior fiscal year. The decrease in SG&A expenses from period to period was due to a variety of factors, but most significantly due to lower travel and meeting expenses and decreased freight costs. Travel and meeting expenses decreased by $2.0 million from period to period, primarily due to initiatives adopted by the Company during the third quarter of fiscal year 2020 to reduce the transmission of COVID-19, including the imposition of business travel restrictions for all employees and the cancellation of all large meetings, such as regional sales meetings and global leadership meetings, in support of social distancing requirements. Freight costs associated with shipping products to our customers also decreased by $1.6 million, partially due to lower sales from period to period. Employee-related costs, which include salaries, incentive compensation, profit sharing, stock-based compensation and other fringe benefits, decreased by $0.3 million. This decrease was primarily due to lower earned incentive compensation from period to period as a result of lower expected financial results for fiscal year 2020, partially offset by increased headcount and annual compensation increases. In addition, favorable changes in foreign currency exchange rates decreased SG&A expenses by $0.4 million from period to period. These decreases were slightly offset by increases of $0.2 million of other miscellaneous expenses from period to period.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.4 million and $1.7 million for the three months ended May 31, 2020 and 2019, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective third-party contract manufacturers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended May 31, 2020 decreased $1.5 million, or 24%, to $4.8 million from $6.3 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 4.8% for the three months ended May 31, 2020 from 5.5% for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a significant impact on advertising and sales promotion expenses for the three months ended May 31, 2020. The decreased level of advertising and sales promotion expenses was primarily due to the reduction of promotional program spending in all three segments due to indirect effects of the COVID-19 pandemic during the third quarter of fiscal year 2020, such as the cancellations of trade shows and fewer opportunities for physical marketing and sampling activities. At this time, the Company is not able to estimate its investment in global advertising and sales promotion expense for the remainder of fiscal year 2020 due to the uncertainty caused by the COVID-19 pandemic and its impact on our financial results and operations.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales was $5.0 million for both three months ended May 31, 2020 and 2019. Therefore, our total investment in advertising and sales promotion activities totaled $9.8 million and $11.3 million for the three months ended May 31, 2020 and 2019, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets decreased to $0.6 million for the three months ended May 31, 2020 compared to $0.7 million for the corresponding period in the prior year.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2020	2019	Dollars	Percent
Americas	$14,424	$15,418	$(994)	(6)%
EMEA	7,180	9,918	(2,738)	(28)%
Asia-Pacific	5,736	4,352	1,384	32%
Unallocated corporate (1)	(7,528)	(6,486)	(1,042)	(16)%
Total	$19,812	$23,202	$(3,390)	(15)%

(1)Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the operating segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

Americas

Income from operations for the Americas decreased to $14.4 million, down $1.0 million, or 6%, for the three months ended May 31, 2020 compared to the corresponding period of the prior fiscal year, primarily due to a $2.9 million decrease in sales and a lower gross margin, offset by a $0.7 million decrease in operating expenses. As a percentage of net sales, gross profit for the Americas segment decreased from 53.3% to 53.1% period over period primarily due to increases to advertising, promotional, and other discounts that we give to our customers from period to period, partially offset by favorable changes to the sales mix and lower miscellaneous costs from period to period. Operating expenses decreased $0.7 million period over period, primarily due to lower travel and meeting expenses due to initiatives adopted by the Company during the third quarter of fiscal year 2020 to reduce the transmission of COVID-19, as well as a lower level of advertising and sales promotion expenses from period to period. Operating income as a percentage of net sales decreased from 29.1% to 28.8% period over period.

EMEA

Income from operations for the EMEA segment decreased to $7.2 million, down $2.7 million, or 28% from period to period, primarily due to a $12.0 million decrease in sales and a lower gross margin, partially offset by a $4.3 million decrease in operating expenses. Operating expenses decreased primarily due to lower accruals for earned incentive compensation, decreased freight expense, and lower advertising and sales promotion expenses. As a percentage of net sales, gross profit for the EMEA segment decreased from 55.8% to 54.9% period over period primarily due to increased warehousing, distribution and freight costs as well as unfavorable changes in sales mix and higher miscellaneous costs. These unfavorable impacts to gross margin were partially offset by the decreased costs of petroleum-based specialty chemicals, as well as sales price increases from period to period. Operating expenses decreased $4.3 million period over period, primarily due to lower accruals for earned incentive compensation and decreased outbound freight costs. In addition, operating expenses decreased due to lower travel and meeting expenses due to initiatives adopted by the Company during the third quarter of fiscal year 2020 to reduce the transmission of COVID-19, as well as a lower level of advertising and sales promotion expenses from period to period. Operating income as a percentage of net sales decreased from 22.3% to 22.1% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $5.8 million, up $1.4 million, or 32%, for the three months ended May 31, 2020 compared to the corresponding period of the prior fiscal year, primarily due to a $1.7 million decrease in operating expenses and a higher gross margin, which was partially offset by reduced sales. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 54.6% to 55.2% period over period primarily due to the decreased costs of petroleum-based specialty chemicals, as well as favorable market mix changes resulting primarily from higher sales in China from period to period. Sales in China were higher from period to period partially due to certain shipments that were delayed from the second quarter to the third quarter of fiscal year 2020 as a result of reduced disruptions in the market related to the COVID-19 pandemic. Disruptions in China related to the COVID-19 pandemic were experienced more heavily in the second quarter of fiscal year 2020. These disruptions were material since China had a significant number of orders that were expected to be shipped to customers after the Chinese New Year’s holiday in early February 2020 and those shipments could not take place due to the COVID-19 pandemic. These favorable impacts to gross margin were partially offset by increases in warehousing, distribution and freight costs, as well as a higher level of advertising, promotional, and other discounts that we give to our customers from period to period. Operating expenses decreased $1.7 million period over period, primarily due to a lower level of advertising and sales promotion expenses and lower accruals for earned incentive compensation from period to period. In addition, operating expenses decreased due to lower travel and meeting expenses due to initiatives adopted by the Company during the third quarter of fiscal year 2020 to reduce the transmission of COVID-19. Operating income as a percentage of net sales increased from 26.4% to 36.7% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended May 31,
	2020	2019	Change
Interest income	$20	$27	$(7)
Interest expense	$778	$567	$211
Other (expense) income, net	$27	$(45)	$72
Provision for income taxes	$4,557	$4,478	$79

Interest Income

Interest income was insignificant for both the three months ended May 31, 2020 and 2019.

Interest Expense

Interest expense increased $0.2 million for the three months ended May 31, 2020 compared to the corresponding period of the prior fiscal year primarily due to an increased outstanding balance on our revolving credit facility, partially offset by lower interest rates from period over period.

Other Income (Expense), Net

Other income (expense), net was insignificant for both the three months ended May 31, 2020 and 2019.

Provision for Income Taxes

The provision for income taxes was 23.9% and 19.8% of income before income taxes for the three months ended May 31, 2020 and 2019, respectively. The increase in the effective income tax rate from period to period was primarily due to a decrease in earnings from foreign operations resulting in a decrease in the net benefit received from the application of the GILTI / FDII calculation.

Net Income

Net income was $14.5 million, or $1.06 per common share on a fully diluted basis, for the three months ended May 31, 2020 compared to $18.1 million, or $1.30 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.4 million on net income for the three months ended May 31, 2020 compared to the corresponding period of the prior fiscal year. On a constant currency basis, net income would have decreased by $3.2 million from period to period.

Nine Months Ended May 31, 2020 Compared to Nine Months Ended May 31, 2019

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Nine Months Ended May 31,
			Change from Prior Year
	2020	2019	Dollars	Percent
Net sales:
Maintenance products	$268,676	$289,371	$(20,695)	(7)%
Homecare and cleaning products	28,176	27,235	941	3%
Total net sales	296,852	316,606	(19,754)	(6)%
Cost of products sold	136,657	142,534	(5,877)	(4)%
Gross profit	160,195	174,072	(13,877)	(8)%
Operating expenses	107,494	114,754	(7,260)	(6)%
Income from operations	$52,701	$59,318	$(6,617)	(11)%
Net income	$41,045	$47,324	$(6,279)	(13)%
Earnings per common share - diluted	$2.98	$3.39	$(0.41)	(12)%
Shares used in per share calculations - diluted	13,727	13,853	(126)	(1)%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2020	2019	Dollars	Percent
Americas	$143,672	$144,654	$(982)	(1)%
EMEA	113,519	124,259	(10,740)	(9)%
Asia-Pacific	39,661	47,693	(8,032)	(17)%
Total	$296,852	$316,606	$(19,754)	(6)%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2020	2019	Dollars	Percent
Maintenance products	$127,662	$129,904	$(2,242)	(2)%
Homecare and cleaning products	16,010	14,750	1,260	9%
Total	$143,672	$144,654	$(982)	(1)%
% of consolidated net sales	48%	46%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $143.7 million, down $1.0 million, or 1%, for the nine months ended May 31, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a significant impact on sales for the nine months ended May 31, 2020 compared to the corresponding period of the prior fiscal year.

Sales of maintenance products in the Americas segment decreased $2.2 million, or 2%, for the nine months ended May 31, 2020 compared to the corresponding period of the prior fiscal year. This sales decrease was mainly driven by lower sales of WD-40 Multi Use Product in Latin America, which were down $2.9 million, or 16% from period to period primarily due to various disruptions in the market related to the COVID-19 pandemic. These disruptions primarily included decreased availability of our product due to constraints on the distribution and sale of our products as a result of the complete lockdown of many markets within the region, which started early in March 2020 and continued throughout the third quarter. In addition, sales in Latin America were negatively impacted due to decreased sales in Mexico as a result of a change we made in the distribution model for this region. In the third quarter of fiscal year 2020, we shifted away from a distribution model for this country where we sold product through a large wholesale customer who then supplied various retail customers, to one where we sell direct to these retail customers. While we anticipate a successful build of our direct customer base in Mexico in future periods under this new direct model, sales in this region were unfavorably impacted from period to period as a result of us starting this transition. The sales decreases in Latin America were partially offset by sales increases of maintenance products in the U.S. and Canada of $0.6 million and $0.2 million, or 1% and 3%, respectively from period to period. Although the impacts of the COVID-19 pandemic weakened sales levels in the U.S. and Canada during the third quarter of fiscal year 2020, these sales decreases were more than offset by successful promotional programs during the first six months of fiscal year 2020.

Sales of homecare and cleaning products in the Americas increased $1.3 million, or 9%, for the nine months ended May 31, 2020 compared to the corresponding period of the prior fiscal year. This sales increase was driven primarily by an increase in sales of the 2000 Flushes brand products in the U.S., which were up $1.1 million or 28% from period to period. We experienced a significant increase in sales of our homecare and cleaning products beginning in the third quarter of fiscal year 2020 due to increased demand for such products as a result of the COVID-19 pandemic. We are not able at this time to estimate the duration of this unexpected increase in the demand for these products and its impact on our financial results and operations in future periods. While each of our homecare and cleaning products have continued to generate positive cash flows, we had experienced decreased or flat sales for many of these products in recent years prior to the COVID-19 pandemic.

For the Americas segment, 82% of sales came from the U.S., and 18% of sales came from Canada and Latin America combined for the nine months ended May 31, 2020 compared to the distribution for the nine months ended May 31, 2019 when 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2020	2019	Dollars	Percent
Maintenance products	$106,720	$116,897	$(10,177)	(9)%
Homecare and cleaning products	6,799	7,362	(563)	(8)%
Total	$113,519	$124,259	$(10,740)	(9)%
% of consolidated net sales	38%	39%

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, decreased to $113.5 million, down $10.7 million, or 9%, for the nine months ended May 31, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the EMEA segment from period to period. Sales for the nine months ended May 31, 2020 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $116.3 million in the EMEA segment. Thus, on a constant currency basis, sales would have decreased by $8.0 million, or 6%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Sales in the direct markets decreased to $76.1 million, down $6.4 million, or 8%, for the nine months ended May 31, 2020, compared to the corresponding period of the prior fiscal year primarily due to a $5.8 million, or 10%, decrease in sales of the WD-40 Multi-Use Product throughout the direct markets. This decrease in sales was primarily due to various disruptions in the market related to the COVID-19 pandemic. These disruptions primarily included decreased availability of our product, as well as disruptions related to supply chain and transportation as a result of the responses from third-party businesses and governmental authorities to the public health crisis caused by COVID-19 during the third quarter of fiscal year 2020. Although higher overall sales during the first half of fiscal year 2020 slightly offset these negative impacts, WD-40 Multi-Use Product sales decreased from period to period primarily due to the comprehensive lockdown measures adopted by many European countries at physical store retailers to combat the COVID-19 pandemic during the third quarter of fiscal year 2020. These lockdowns limited many retailers’ ability to participate in promotional activities and sell high volumes of certain products, such as our WD-40 Multi-Use Product. In addition, sales of 1001 Carpet Fresh in the U.K. also decreased $0.6 million, or 8%, during the nine months ended May 31, 2020 as a result of a significantly higher level of sales in the corresponding period of the prior fiscal year, particularly in the third quarter, due to the favorable impacts of digital marketing associated with this brand. Sales from direct markets accounted for 67% of the EMEA segment’s sales for the nine months ended May 31, 2020 compared to 66% for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets decreased $4.3 million, or 10%, for the nine months ended May 31, 2020 compared to the corresponding period of the prior fiscal year, primarily due to lower sales of the WD-40 Multi-Use Product in the Eastern Europe and India, which were down 20% and 42%, respectively. This decrease in sales from period to period was primarily due to the lockdowns that occurred in many of the distributor market countries in the third quarter of fiscal year 2020 due to the COVID-19 pandemic. The distributor markets accounted for 33% of the EMEA segment’s total sales for the nine months ended May 31, 2020, compared to 34% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2020	2019	Dollars	Percent
Maintenance products	$34,294	$42,569	$(8,275)	(19)%
Homecare and cleaning products	5,367	5,124	243	5%
Total	$39,661	$47,693	$(8,032)	(17)%
% of consolidated net sales	14%	15%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, decreased to $39.7 million, down $8.0 million, or 17%, for the nine months ended May 31, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the Asia-Pacific segment from period to period. Sales for the nine months ended May 31, 2020 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $40.9 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have decreased by $6.8 million, or 14%, from period to period.

Sales in Asia, which represented 68% of the total sales in the Asia-Pacific segment, decreased $8.5 million, or 24%, for the nine months ended May 31, 2020 compared to the corresponding period of the prior fiscal year. Sales in the Asia distributor markets decreased $5.5 million, or 23%. Sales in China decreased $3.1 million, or 26%, for the nine months ended May 31, 2020 compared to the corresponding period of the prior fiscal year. These decreases in sales were primarily due to various disruptions in the market related to the COVID-19 pandemic. Temporary closures, lockdowns and restrictions required by local governmental authorities to combat the COVID-19 pandemic within the Asia market limited many physical store retailers’ ability to sell high volumes of our maintenance products.

Sales in Australia increased $0.5 million, or 4%, for the nine months ended May 31, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on Australian sales. On a constant currency basis, sales would have increased by $1.5 million, or 12%, due to a higher level of promotional activities as well as the continued growth of our business from period to period. Sales in Australia increased primarily due to unprecedented demand for homecare and cleaning products as a result of the COVID-19 pandemic during the third quarter of fiscal year 2020. In addition, WD-40 Multi Use Product and WD-40 Specialist were up 4% and 8%, respectively, from period to period. Negative sales impacts to Australia due to the COVID-19 pandemic have been very limited in fiscal year 2020 compared to many other countries since COVID-19 case numbers have remained relatively low in Australia and governmental authorities have adopted less severe lockdown requirements. This has resulted in many of our key customers remaining open for business during the COVID-19 pandemic.

Gross Profit

Gross profit decreased to $160.2 million for the nine months ended May 31, 2020 compared to $174.1 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased to 54.0% for the nine months ended May 31, 2020 compared to 55.0% for the corresponding period of the prior fiscal year.

Gross margin was negatively impacted by 1.1 percentage points from period to period due to higher warehousing and in-bound freight costs, primarily in the EMEA segment. Gross margin was also negatively impacted by 0.5 percentage points from period to period due to the combined effects of unfavorable impacts of changes to the sales mix and increases in other miscellaneous costs from period to period in all three segments. The unfavorable impacts in the Americas and EMEA segments were primarily due to unfavorable shifts in product and customer mix, as well as higher miscellaneous costs from period to period. The unfavorable sales mix impact in the Asia-Pacific segment was primarily due to market mix changes resulting from lower sales in China as a result of the COVID-19 pandemic. In addition, gross margin was negatively impacted by 0.2 percentage points from period to period due to unfavorable changes in the costs of aerosol cans in the Americas and

EMEA segments. Advertising, promotional, and other discounts that we give to our customers increased from period to period in the Americas and Asia-Pacific segments, negatively impacting gross margin by 0.2 percentage points.

These unfavorable impacts to gross margin were partially offset by sales price increases in the EMEA segment during the first nine months of fiscal year 2020, positively impacting gross margin by 0.6 percentage points from period to period. Gross margin was also positively affected by 0.4 percentage points from period to period due to favorable changes in the costs of petroleum-based specialty chemicals in all three segments.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $9.3 million and $13.0 million for the nine months ended May 31, 2020 and 2019, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the nine months ended May 31, 2020 decreased $4.9 million to $90.4 million from $95.3 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 30.5% for the nine months ended May 31, 2020 compared to 30.1% for the corresponding period of the prior fiscal year. The decrease in SG&A expenses from period to period was due to a variety of factors, but most significantly due to lower freight costs, decreased travel and meeting expenses and the favorable impacts of changes in foreign currency exchange rates. Freight costs associated with shipping products to our customers decreased by $3.6 million, partially due to lower sales from period to period. Travel and meeting expenses decreased by $1.8 million from period to period, primarily due to initiatives adopted by the Company during the third quarter of fiscal year 2020 to reduce the transmission of COVID-19, including the imposition of business travel restrictions for all employees and the cancellation of all large meetings, such as regional sales meetings and global leadership meetings, in support of social distancing requirements. Favorable changes in foreign currency exchange rates also decreased SG&A expenses by $1.1 million from period to period. These decreases were partially offset by increased professional services fees, including cloud-based software, which resulted in an increase of $1.1 million from period to period. In addition, employee-related costs increased by $0.5 million due to increased headcount, annual compensation increases and higher stock-based compensation from period to period, which were all partially offset by lower earned incentive compensation.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $4.6 million and $5.0 million for the nine months ended May 31, 2020 and 2019, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the nine months ended May 31, 2020 decreased $2.2 million, or 13%, to $15.2 million from $17.4 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 5.1% for the nine months ended May 31, 2020 from 5.5% for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a significant impact on advertising and sales promotion expenses for the nine months ended May 31, 2020. The decreased level of advertising and sales promotion expenses was primarily due to the reduction of promotional program spending in all three segments due to indirect effects of the COVID-19 pandemic primarily during the third quarter of fiscal year 2020, such as the cancellations of trade shows and fewer opportunities for physical marketing and sampling activities.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the nine months ended May 31, 2020 were $14.5 million compared to $14.1 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $29.7 million and $31.5 million for the nine months ended May 31, 2020 and 2019, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets decreased to $1.9 million for the nine months ended May 31, 2020 compared to $2.1 million for the nine months ended May 31, 2019.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2020	2019	Dollars	Percent
Americas	$36,404	$36,712	$(308)	(1)%
EMEA	26,354	28,923	(2,569)	(9)%
Asia-Pacific	12,044	13,236	(1,192)	(9)%
Unallocated corporate	(22,101)	(19,553)	(2,548)	(13)%
Total	$52,701	$59,318	$(6,617)	(11)%

Americas

Income from operations for the Americas decreased to $36.4 million, down $0.3 million, or 1%, for the nine months ended May 31, 2020 compared to the corresponding period of the prior fiscal year, primarily due to a $1.0 million decrease in sales and a lower gross margin, partially offset by lower operating expenses. As a percentage of net sales, gross profit for the Americas segment decreased from 53.6% to 52.9% period over period primarily due to increases to advertising, promotional, and other discounts that we give to our customers and unfavorable shifts in product and customer mix. These unfavorable impacts to gross margin were slightly offset by the decreased costs of petroleum-based specialty chemicals from period to period. Operating expenses decreased $1.2 million period over period, primarily due to lower accruals for earned incentive compensation and lower travel and meeting expenses due to initiatives adopted by the Company during the third quarter of fiscal year 2020 to reduce the transmission of COVID-19. In addition, operating expenses decreased due to a lower level of advertising and sales promotion expenses from period to period. Operating income as a percentage of net sales increased from 25.4% to 25.3% period over period.

EMEA

Income from operations for the EMEA segment decreased to $26.4 million, down $2.6 million, or 9%, for the nine months ended May 31, 2020 compared to the corresponding period of the prior fiscal year, primarily due to a $10.7 million decrease in sales and a lower gross margin, partially offset by lower operating expenses. As a percentage of net sales, gross profit for the EMEA segment decreased from 56.8% to 55.3% period over period primarily due to increases in warehousing, distribution and freight costs as well as unfavorable changes in sales mix and higher miscellaneous costs. These unfavorable impacts to gross margin were partially offset by sales price increases, as well as the decreased costs of petroleum-based specialty chemicals from period to period. Operating expenses decreased $5.3 million period over period, primarily due to decreased outbound freight costs and lower accruals for earned incentive compensation. In addition, operating expenses decreased due to lower travel and meeting expenses due to initiatives adopted by the Company during the third quarter of fiscal year 2020 to reduce the transmission of COVID-19, as well as a lower level of advertising and sales promotion expenses from period to period. Operating income as a percentage of net sales decreased from 23.3% to 23.2% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment decreased to $12.0 million, down $1.2 million, or 9%, for the nine months ended May 31, 2020 compared to the corresponding period of the prior fiscal year, primarily due to a $8.0 million decrease in sales and a slightly lower gross margin, which were partially offset by lower operating expenses. As a percentage of net sales, gross profit for the Asia-Pacific segment decreased from 54.4% to 54.2% period over period primarily due to increases in warehousing, distribution and freight costs from period to period, as well as increases to advertising, promotional, and other discounts that we give to our customers. These unfavorable impacts to gross margin were partially offset by favorable changes to the cost of petroleum-based specialty chemicals from period to period. The lower sales were accompanied by a $3.3 million decrease in total operating expenses period over period, primarily due to a lower level of advertising and sales promotion expense and lower outbound freight costs. In addition, operating expenses decreased due to lower accruals for earned incentive compensation and lower miscellaneous expenses from period to period, as well as lower travel and meeting expenses due to initiatives adopted by the Company during the third quarter of fiscal year 2020 to reduce the transmission of COVID-19. Operating income as a percentage of net sales increased from 27.8% to 30.4% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Nine Months Ended May 31,
	2020	2019	Change
Interest income	$73	$123	$(50)
Interest expense	$1,813	$1,962	$(149)
Other (expense) income, net	$(197)	$828	$(1,025)
Provision for income taxes	$9,719	$10,983	$(1,264)

Interest Income

Interest income was insignificant for both the nine months ended May 31, 2020 and 2019.

Interest Expense

Interest expense decreased $0.1 million for the nine months ended May 31, 2020 compared to the corresponding period of the prior fiscal year primarily due to lower interest rates related to draws on our revolving credit facility, partially offset by higher outstanding balances on this facility from period over period

Other (Expense) Income, Net

Other (expense) income, net changed by $1.0 million for the nine months ended May 31, 2020 compared to the corresponding period of the prior fiscal year primarily due to foreign currency exchange losses of $0.4 million in the current year compared to $0.7 million of foreign currency gains during the corresponding period of the prior fiscal year as a result of fluctuations in the foreign currency exchange rates for both the U.S. Dollar and the Euro against the Pound Sterling. A significant portion of the foreign currency exchange gains that were recorded for the nine months ended May 31, 2019 were related to the large repatriations from our U.K. subsidiary which were transacted during the first half of fiscal year 2019.

Provision for Income Taxes

The provision for income taxes was 19.1% and 18.8% of income before income taxes for the nine months ended May 31, 2020 and 2019, respectively. The increase in the effective income tax rate from period to period was primarily due to a decrease in the net benefit received from the application of GILTI / FDII calculation, partially offset by an increase in excess tax benefits from settlements of stock-based equity awards during the first six months of fiscal year 2020 that are recognized in the provision for income tax.

Net Income

Net income was $41.0 million, or $2.98 per common share on a fully diluted basis, for the nine months ended May 31, 2020 compared to $47.3 million, or $3.39 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.8 million on net income for the nine months ended May 31, 2020 compared to the corresponding period of the prior fiscal year. On a constant currency basis, net income would have decreased by $5.5 million from period to period.

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

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Gross margin - GAAP	54%	54%	54%	55%
Cost of doing business as a percentage
of net sales - non-GAAP	32%	33%	35%	35%
EBITDA as a percentage of net sales - non-GAAP (1)	22%	22%	20%	21%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Total operating expenses - GAAP	$33,238	$38,881	$107,494	$114,754
Amortization of definite-lived intangible assets	(552)	(655)	(1,856)	(2,056)
Depreciation (in operating departments)	(1,050)	(978)	(3,046)	(2,876)
Cost of doing business	$31,636	$37,248	$102,592	$109,822
Net sales	$98,247	$113,989	$296,852	$316,606
Cost of doing business as a percentage
of net sales - non-GAAP	32%	33%	35%	35%

EBITDA (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2020	2019	2020	2019
Net income - GAAP	$14,524	$18,139	$41,045	$47,324
Provision for income taxes	4,557	4,478	9,719	10,983
Interest income	(20)	(27)	(73)	(123)
Interest expense	778	567	1,813	1,962
Amortization of definite-lived intangible assets	552	655	1,856	2,056
Depreciation	1,515	1,230	4,254	3,654
EBITDA	$21,906	$25,042	$58,614	$65,856
Net sales	$98,247	$113,989	$296,852	$316,606
EBITDA as a percentage of net sales - non-GAAP	22%	22%	20%	21%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $40.8 million for the nine months ended May 31, 2020 compared to $36.3 million for the corresponding period of the prior fiscal year. Although there continues to be uncertainty related to the anticipated impact of the current COVID-19 pandemic on the Company’s future results, we believe our efficient business model and the steps that we took during March 2020 to strengthen our balance sheet leave us positioned to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, as well as cash generated from operations and cash currently available from our existing unsecured Credit Agreement with Bank of America. We use proceeds of the revolving credit facility primarily for our general working capital needs. The Company also holds borrowings under a Note Purchase and Private Shelf Agreement. See Note 8 – Debt for additional information on these agreements. Included in Note 8 – Debt is information on the Credit Agreement that we amended and restated with Bank of America on March 16, 2020 which includes, among other amended provisions, an increase in the revolving commitment from $100.0 million to $150.0 million.

The Company maintains a balance of outstanding draws in U.S. Dollars in the Americas segment, as well as in Euros and Pound Sterling in the EMEA segment. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. During the nine months ended May 31, 2020, the Company repaid $0.5 million in short-term borrowings outstanding under the line of credit and drew an additional $90.0 million in short-term borrowings in U.S. Dollars, which included $80.0 million that we drew in U.S. Dollars in March 2020 in response to the COVID-19 pandemic. Although we do not have any presently anticipated need for this additional liquidity, we decided to draw this additional amount on our line of credit to ensure future liquidity given the recent significant impact on global financial markets and the economy as a result of the COVID-19 pandemic. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. We have the ability to refinance any draw under the line of credit with successive short-term borrowings through the March 16, 2025 maturity date. Outstanding draws for which we have both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of May 31, 2020, we had a $147.4 million balance of outstanding draws on the revolving credit facility, of which $77.4 was classified as long-term and the remaining $70.0 was classified as short-term. In addition, net repayments under the auto-borrow agreement in the United States were $0.4 million and we paid $0.8 million in principal payments on our Series A Notes during the first nine months of fiscal year 2020. There were no other letters of credit outstanding or restrictions on the amount available on this line of credit or the Series A Notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 8 – Debt for additional information on these financial covenants. At May 31, 2020, we were in compliance with all debt covenants. We continue to monitor our compliance with all debt covenants. Our consolidated leverage ratio and consolidated interest coverage ratio covenants, as well as the restricted payment covenant pertaining to the payment of dividends, are dependent upon our ability to maintain certain levels of EBITDA and net income, respectively, for our most recently completed four fiscal quarters. At the present time, we believe that the likelihood of being unable to satisfy these covenants is remote.

We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, dividend payments, acquisitions, new business development activities and share repurchases. Currently, we have temporarily suspended repurchases under our current share buy-back plan in order to preserve cash while we monitor the impacts of the COVID-19 pandemic. At May 31, 2020, we had a total of $88.6 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended May 31,
	2020	2019	Change
Net cash provided by operating activities	$40,756	$36,271	$4,485
Net cash used in investing activities	(17,090)	(8,220)	(8,870)
Net cash provided by (used in) financing activities	37,490	(38,824)	76,314
Effect of exchange rate changes on cash and cash equivalents	166	(2,352)	2,518
Net increase (decrease) in cash and cash equivalents	$61,322	$(13,125)	$74,447

Operating Activities

Net cash provided by operating activities increased $4.5 million to $40.8 million for the nine months ended May 31, 2020 from $36.3 million for the corresponding period of the prior fiscal year. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the nine months ended May 31, 2020 was net income of $41.0 million, which decreased $6.3 million from period to period. The changes in our working capital from period to period, which increased net cash provided by operating activities, were primarily attributable to a lower level of increases in trade accounts receivable balances during the nine months ended May 31, 2020 compared to the corresponding period of the prior fiscal year as a result of decreased sales from period to period. In addition, planned increases in inventory levels in the first three quarters of fiscal year 2019, primarily in the Americas and EMEA segments, were higher than such increases in inventory during the first three quarters of fiscal year 2020. Both of these working capital changes were partially offset by a larger decrease in accrued payroll and related expenses from period to period. Accrued payroll and related expenses decreased primarily due to the payment of fiscal year 2019 incentive compensation in the first quarter of 2020 and the much lower earned incentive compensation accruals through the nine months ended May 31, 2020 compared to the corresponding period of the prior fiscal year as a result of lower expected financial results for fiscal year 2020 due to the impacts of the COVID-19 pandemic.

Investing Activities

Net cash used in investing activities increased $8.9 million to $17.1 million for the nine months ended May 31, 2020 from $8.2 million for the corresponding period of the prior fiscal year, primarily due to increased capital expenditures. Capital expenditures increased by $8.7 million primarily due to increased manufacturing-related capital expenditures within the U.K. and the United States. In addition, capital expenditures increased due to the renovations and equipping of the Company’s new office building in Milton Keynes, England. The renovations to the new U.K. office building were completed and employees located in the U.K. were relocated to it during the first quarter of fiscal year 2020.

Financing Activities

Net cash provided by financing activities was $37.5 million for the nine months ended May 31, 2020 compared to net cash used in financing activities of $38.8 million for the corresponding period of the prior fiscal year, resulting in a net change of $76.3 million. This change was primarily due to higher proceeds provided by the Company’s revolving credit facility, which increased $73.3 million during the nine months ended May 31, 2020 compared to the corresponding period of the prior fiscal year. This increase was primarily due the $80.0 million that we drew in U.S. Dollars in March 2020 in response to the COVID-19 pandemic. Also contributing to cash inflows was a reduction in treasury stock purchases of $5.6 million from period to period due to us temporarily suspending repurchases under our current share buy-back plan in early April 2020 in order to preserve cash while we continue to monitor the impacts of the COVID-19 pandemic. Offsetting these increases in cash inflows was an increase in dividends paid of $2.4 million from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was an increase in cash of $0.2 million for the nine months ended May 31, 2020 as compared to a decrease in cash of $2.4 million for nine months ended May 31, 2019. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Pound Sterling against the U.S. Dollar.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of May 31, 2020, no such commitments were outstanding.

Share Repurchase Plan

The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 9 — Share Repurchase Plan, included in this report.

Dividends

On June 16, 2020, the Company’s Board of declared a cash dividend of $0.67 per share payable on July 31, 2020 to shareholders of record on July 17, 2020. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2020, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

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

Other than the updates described above, there were no other changes in our internal control over financial reporting during the nine months ended May 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition, the Company’s sales and operating results may be affected by uncertain or changing economic and market conditions, including inflation, deflation, prolonged weak consumer demand, political instability, public health crises or other changes that may affect the principal markets, trade channels, and industrial segments in which the Company conducts its business. Public health crises, including epidemics or pandemics, may affect the principal markets, trade channels, and industrial segments in which the Company conducts its business. For example, the Company is monitoring the impact of the current COVID-19 pandemic, which has already caused a significant disruption to global financial markets and supply chains beginning in early calendar year 2020. The significance of the operational and financial impact to the Company will depend on how long and widespread this disruption proves to be. The extent to which the COVID-19 pandemic impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the outbreak and the international actions that are being taken to contain and treat it. While the Company currently expects this business disruption to be temporary, there is uncertainty around its duration and its broader impact, and therefore the effects it will have on the Company’s financial results and operations. If economic or market conditions in key global markets deteriorate, the Company may experience material adverse effects on its business, financial condition and results of operations.

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

On June 19, 2018, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2018, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2020. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2018 through May 31, 2020, the Company repurchased 268,538 shares at a total cost of $46.4 million under this $75.0 million plan.

The following table provides information with respect to all purchases made by the Company during the three months ended May 31, 2020. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between March 1, 2020 and April 7, 2020 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. On April 8, 2020, the Company elected to temporarily suspend repurchases under its current share buy-back plan. The Company has elected this suspension in order to preserve cash while it monitors the impacts of the COVID-19 pandemic as it continues to unfold. Therefore, no purchase transactions were made between April 8, 2020 and May 31, 2020.

			Total Number	Maximum
			of Shares	Dollar Value of
	Total		Purchased as Part	Shares that May
	Number of	Average	of Publicly	Yet Be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
	Purchased	Per Share	or Programs	or Programs
Period
March 1 - March 31	25,256	$177.25	25,256	$31,240,322
April 1 - April 30	15,753	$170.73	15,753	$28,550,451
May 1 - May 31	-	$-	-	$28,550,451
Total	41,009	$174.75	41,009

a

Item 6. Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2019, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed August 16, 2018, Exhibit 3.1 thereto.

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

10(d)

Form of Acknowledgement Letter Agreement dated April 8, 2020 among WD-40 Company and Bank of America, incorporated by reference from the Registrant’s Form 10-Q filed April 9, 2020, Exhibit 10(d) thereto.

10(e)

Form of Limited Consent Letter Agreement dated April 8, 2020 among WD-40 Company and Prudential and the Note Purchasers, incorporated by reference from the Registrant’s Form 10-Q filed April 9, 2020, Exhibit 10(e) thereto.

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

101

The following materials from WD-40 Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: July 9, 2020	By:	/s/ GARRY O. RIDGE
Garry O. Ridge Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President, Finance Treasurer and Chief Financial Officer

	By:	/s/ RAE ANN PARTLO
Rae Ann Partlo Vice President, Corporate Controller and Principal Accounting Officer