Form 10-K
period 2020-08-31
WD 40 CO
filed 2020-10-21
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2020

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

Yes   ☐    No   ☑

The aggregate market value (closing price) of the voting stock held by non-affiliates of the registrant as of February 29, 2020 was approximately $2,311,876,866.

As of October 16, 2020, there were 13,664,838 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

The Proxy Statement for the annual meeting of stockholders on December 8, 2020 is incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

WD-40 COMPANY

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended August 31, 2020

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

The Company currently markets and sells its products in more than 176 countries and territories worldwide primarily through warehouse club stores, hardware stores, automotive parts outlets, industrial distributors and suppliers, mass retail and home center stores, value retailers, grocery stores, online retailers, farm supply, sport retailers, and independent bike dealers.

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

The principal driver of the Company’s growth continues to be taking the Company’s flagship product, WD-40 Multi-Use Product, the blue and yellow can with the red top, to new users in global markets. The Company is focused on and committed to innovation and renovation of its products. The Company sees innovation and renovation as important factors to the long-term growth of its brands and product lines, and it intends to continue to work on future products, product lines, product packaging, product delivery systems and promotional innovations and renovations. The Company is also focused on expanding its current brands in existing markets with new product development. The Company’s product development teams support new product development and current product improvement for the Company’s brands. Over the years, the Company’s research and development team has made an innovation impact on most of the Company’s brands. Key innovations for the Company’s products include, but are not limited to, WD-40 EZ-Reach® Flexible Straw, WD-40 Smart Straw®, WD-40 Trigger Pro®, WD-40 Specialist®, WD-40 BIKE®, 3-IN-ONE RVcare® and 3-IN-ONE® Professional Garage Door Lube.

The Company’s homecare and cleaning products, particularly those in the U.S., are considered harvest brands which continue to provide positive returns to the Company but are becoming a smaller part of the business as sales of the maintenance products grow with the execution of the Company’s strategic initiatives. Although the Company has evaluated strategic alternatives for certain of its homecare and cleaning products, particularly those in the U.S., it has continued to sell products within these brands but with a reduced level of marketing investment.

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

WD-40 Specialist product line – WD-40 Specialist consists of a line of professional-grade specialty maintenance products that include penetrants, degreasers, corrosion inhibitors, greases, lubricants and rust removers that are aimed at professionals and consumer enthusiasts. The WD-40 Specialist product line is sold primarily in the U.S. and many countries in Europe, as well as parts of Canada, Latin America, Australia and Asia. Within the WD-40 Specialist product line, the Company also sells bike-specific products across all of its segments, motorbike-specific products in Europe, lawn and garden specific products in Australia, and automotive specific products in Asia.

The Company also has the following additional brands which are included within its maintenance products group:

3-IN-ONE® - The 3-IN-ONE brand consists of multi-purpose drip oil, specialty drip oils, and spray lubricant products, as well as other specialty maintenance products. The multi-purpose drip oil is a lubricant with unique spout options that allow for precise applications to small mechanisms and assemblies, tool maintenance and threads on screws and bolts. 3-IN-ONE Oil is the market share leader among drip oils for household consumers. It also has wide industrial applications in such areas as locksmithing, HVAC, marine, farming and construction. In addition to the drip oil line of products, the 3-IN-ONE brand also includes professional-grade aerosol maintenance products, such as 3-IN-ONE RVcare products, 3-IN-ONE Garage Door Lubricant and 3-IN-ONE Lock Dry Lube. The long legacy, brand awareness and high quality of the 3-IN-ONE brand and its established distribution network have enabled these products to gain international acceptance. 3-IN-ONE products are sold primarily in the U.S., Europe, Canada, Latin America, Australia and Asia.

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

Homecare and Cleaning Products

The Company sells its homecare and cleaning products in certain locations worldwide and they include a portfolio of well-known brands as follows:

2000 Flushes® - The 2000 Flushes brand is a line of long-lasting automatic toilet bowl cleaners which includes a variety of formulas. 2000 Flushes is sold primarily in the U.S. and Canada through grocery and mass retail channels as well as through online retailers.

Spot Shot® - The Spot Shot brand is sold as an aerosol and a liquid trigger carpet stain and odor eliminator. The brand also includes environmentally friendly products such as Spot Shot Instant Carpet Stain & Odor Eliminator and Spot Shot Pet Instant Carpet Stain & Odor Eliminator, which are non-toxic and biodegradable. Spot Shot products are sold primarily through grocery and mass retail channels, online retailers, warehouse club stores and hardware and home center stores in the U.S., Canada and the United Kingdom. Spot Shot products are sold in the U.K. under the 1001® brand name.

Carpet Fresh® - The Carpet Fresh brand is a line of room and rug deodorizers sold as powder and aerosol quick-dry foam products. These products are sold primarily through grocery, mass, and value retail channels as well as through online retailers in the U.K. and Australia. Although Carpet Fresh brand products are also sold in the U.S., they are sold by a third-party under a licensing agreement with the Company. In the U.K., these products are sold under the 1001 brand name. In Australia, they are sold under the no vac® brand name.

1001® - The 1001 brand includes carpet and household cleaners and rug and room deodorizers which are sold primarily through mass retail, grocery and home center stores in the U.K.

Lava®/Solvol® - The Lava and Solvol brands consist of heavy-duty hand cleaner products which are sold in bar soap and liquid form through hardware, grocery, industrial, automotive and mass retail channels as well as through online retailers. Lava is sold primarily in the U.S., while Solvol is sold exclusively in Australia.

X-14® - The X-14 brand is a line of quality products designed for unique cleaning needs. X-14 is sold as a liquid mildew stain remover and as an automatic toilet bowl cleaner. X-14 is sold primarily in the U.S. through grocery and mass retail channels as well as through online retailers.

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

Employees

At August 31, 2020, the Company employed 522 people worldwide: 198 by the U.S. parent corporation; 224 by the U.K. subsidiary; 58 by the China subsidiary; 20 by the Australia subsidiary; 15 by the Canada subsidiary; and 7 by the Malaysia subsidiary.

Financial Information about Foreign and Domestic Operations

For detailed information about the Company’s foreign and domestic operations, including net sales by reportable segment and long-lived assets by geography, refer to Note 17 - Business Segments and Foreign Operations of the consolidated financial statements, included in Item 15 of this report.

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

The Company’s sales outside of the U.S. were approximately 60% of consolidated net sales in fiscal year 2020. One of its strategic initiatives includes maximizing the WD-40 Multi-Use Product through geographic expansion and market penetration. As a result, the Company currently faces, and will continue to face, substantial risks associated with having increased global operations outside the U.S., including:

•economic or political instability in any of the Company’s global markets;

•challenges associated with conducting business in foreign jurisdictions, including those related to the Company’s understanding of and compliance with business laws and regulations in such foreign jurisdictions;

•increasing tax complexity or changes in tax law associated with operating in multiple tax jurisdictions;

•a dispersed employee base and requirements for compliance with varied employment regulations and labor laws, including health and safety regulations and wage and hour laws, in countries outside the U.S.;

•varying and complex privacy laws in foreign jurisdictions; and

•the imposition of tariffs or trade restrictions and costs, burdens and restrictions associated with other governmental actions.

These risks could have a significant impact on the Company’s ability to sell its products on a competitive basis in global markets outside the United States. In addition, continued developments in the U.S. political climate have introduced greater uncertainty with respect to tax policies, trade relations, tariffs and government regulations affecting trade between the U.S. and other countries. These developments, as well as the risks outlined above, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Approximately 44% of the Company’s revenues in fiscal year 2020 were generated in currencies other than the U.S. Dollar, which is the reporting currency of the Company. In addition, all of the Company’s foreign operating subsidiaries have functional currencies other than the U.S. Dollar and the Company’s largest subsidiary is located in the U.K. and generates significant sales in Pound Sterling and Euro. As a result, the Company is exposed to foreign currency exchange rate risk with respect to its sales, expenses, profits, cash and cash equivalents, other assets and liabilities denominated in currencies other than the U.S. Dollar. In particular, the Company’s financial results are negatively impacted when the foreign currencies in which its subsidiary offices operate weaken relative to the U.S. Dollar. Although the Company uses instruments to hedge certain foreign currency risks, primarily those associated with its U.K. subsidiary and net assets denominated in non-functional currencies, it is not fully protected against foreign currency fluctuations and, therefore, the Company’s reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time.

As a result of the June 2016 referendum by British voters to exit the European Union (“Brexit”), global markets and foreign currencies were adversely impacted in the months following the vote. In particular, the value of the Pound Sterling sharply declined as compared to the U.S. Dollar and other currencies in late fiscal year 2016 and early fiscal year 2017. Subsequently, on March 29, 2017, the U.K. invoked Article 50 of the Lisbon Treaty, which provided for a two-year time period through March 2019 for the U.K. and the remaining EU countries to negotiate a withdrawal agreement. This time period was then extended twice; first until October 31, 2019, with a second and final extension until January 31, 2020, at which point the U.K. officially withdrew from the EU with transitional arrangements in place until December 31, 2020. Additional volatility in foreign currencies has continued as a result of these developments and this volatility may continue as the U.K. negotiates and executes the agreements that will replace current transitional arrangements with the European Union. A significantly weaker Pound Sterling compared to the U.S. Dollar over a sustained period of time may have a significant negative effect on the Company’s reported results of operations. In addition, the legal and regulatory framework that will apply to the U.K. and its future relationship with the European Union may change the manner in which businesses operate in Europe, including how products and services are imported and exported between countries in Europe, and this could adversely impact the Company’s financial condition and results of operations. The outcomes of the negotiations between the U.K. and the European Union are currently unknown and due to the lack of comparable precedent, the extent of any adverse consequences to the Company’s business is uncertain.

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

There is no assurance that the Company will be able to implement and successfully manage its strategic initiatives, including its five core strategic initiatives, or that the strategic initiatives will achieve the intended results. The Company’s five core strategic initiatives include: (i) maximizing WD-40 Multi-Use Product sales through geographic expansion and increased market penetration and the development of new and unique delivery systems; (ii) leveraging the WD-40 brand by growing the WD-40 Specialist product line; (iii) leveraging the strengths of the Company through broadened product and revenue base; (iv) attracting, developing and retaining talented people; and (v) operating with excellence. An important part of the Company’s success depends on its continuing ability to attract, retain and develop highly qualified people. The Company’s future performance depends in significant part on maintaining high levels of employee engagement and nurturing the Company’s values and culture. In addition, the Company’s success depends on the continued service of its executive officers, key employees and other talented people, as well as effective succession planning. The loss of the services of key employees could have a material adverse effect on the Company’s business and prospects. Competition for such talent is intense, and there can be no assurance that the Company can retain its key employees or attract, assimilate and retain employees who are fully engaged in the future. If the Company is unable to implement and successfully manage its strategic initiatives in accordance with its business plans, the Company’s business and financial results could be adversely affected. Moreover, the Company cannot be certain that the implementation of its strategic initiatives will necessarily advance its business or financial results as intended.

If the success and reputation of one or more of the Company’s leading brands erodes, the Company’s business, financial condition and results of operations could be negatively impacted.

The financial success of the Company is directly dependent on the success and reputation of its brands, particularly its WD-40 Brand. The success and reputation of the Company’s brands can suffer if marketing plans or product development and improvement initiatives, including the release of new products or innovative packaging, do not have the desired impact on the brands’ image or do not attract customers as intended. The Company’s brands can also be adversely impacted due to the activities and pressures placed on them by the Company’s competitors. Further, the Company’s business, financial condition and results of operations could be negatively impacted if one of its leading brands suffers damage to its reputation due to real or perceived quality or safety issues. Quality issues, which can lead to large scale recalls of the Company’s products, can be due to items such as product contamination, regulatory non-compliance, packaging errors, incorrect ingredients or components in the Company’s product or low-quality ingredients in the Company’s products due to suppliers delivering items that do not meet the Company’s specifications. Product quality issues, which could include lower product efficacy due to formulation changes attributable to regulatory requirements, could also result in decreased customer confidence in the Company’s brands and a decline in product quality could result in product liability claims. In addition, the Company’s brand value depends on its ability to maintain a positive consumer perception of its corporate integrity and brand culture. Negative claims or publicity involving the Company, its products, or any of its key employees could seriously damage the Company’s reputation and brand image, regardless of whether such claims are accurate. This risk is compounded by the increasing use of social and digital media by consumers and the speed by which information and opinions are shared. If the Company is unable to anticipate and respond to sudden challenges that it may face in the marketplace, trends in the market and changing consumer demands and sentiment, the Company’s financial results may be negatively impacted. Although the Company makes every effort to prevent brand erosion and preserve its reputation and the reputation of its brands, there can be no assurance that such efforts will be successful.

Reliance on a limited base of third-party contract manufacturers, logistics providers and suppliers of raw materials and components may result in disruption to the Company’s business and this could adversely affect the Company’s financial condition and results of operations.

The Company relies on a limited number of third-party contract manufacturers, logistics providers and suppliers, including single or sole source suppliers for certain raw materials, packaging, product components and other necessary supplies. The Company does not have direct control over the management or business of these third parties, except indirectly through terms negotiated in service or supply contracts. As a result, the Company currently faces, and will continue to face, substantial risks associated with its reliance on third-party manufacturers, suppliers, and/or logistics providers, including but not limited to the following areas:

•Changes to the terms of doing business with these providers or the production capacity these providers dedicate to our products;

•Disagreements or the inability to maintain good relationships with these providers;

•Financial difficulties experienced by these providers;

•Consolidation of third-party packagers, which could result in the acquiring company not being interested in manufacturing our products; or

•Significant disruptions in the production or transportation of our products due to events having regional or global impacts on economic activity, such as the COVID-19 pandemic

In addition, if the Company is unable to contract with third-party manufacturers or suppliers for the quantity and quality levels needed for its business, the Company could experience disruptions in production and its financial results could be adversely affected.

Sales unit volume growth may be difficult to achieve.

The Company’s ability to achieve sales volume growth will depend on its ability to (i) execute its strategic initiatives, (ii) drive growth in new markets by making targeted end users aware of the Company’s products and making them easier to buy, (iii) drive growth within its existing markets through innovation, renovation and enhanced merchandising and marketing of its established brands, and (iv) capture market share from its competitors. It is more difficult for the Company to achieve sales volume growth in developed markets where the Company’s products are widely used as compared to in developing or emerging markets where the Company’s products have been newly introduced or are not as well known by consumers. In order to protect the Company’s existing market share or capture additional market share from its competitors, the Company may need to increase its expenditures related to promotions and advertising or introduce and establish new products or product lines. In past periods, the Company has also increased sales prices on certain of its products in response to increased costs for components and raw materials. Sales price increases may slow sales volume growth or create declines in volume in the short term as customers and end users adjust to sales price increases. In addition, the continued prominence and growth of the online retail sales channel has presented both the Company and its customers that sell the Company’s products online with the challenge of balancing online and physical store retailing methods. As a result of the COVID-19 pandemic, some sales are shifting more to these online retail sales channels, and this may present a challenge in our markets where we have a less developed e-commerce business. Although the Company is engaged in e-commerce with respect to its products, if it is not successful in expanding sales in such alternative retail channels or it experiences challenges with operating in such channels, the Company’s financial condition and results of operations may be negatively impacted. In addition, a change in the strategies of the Company’s existing customers, including shelf simplification, the discontinuation of certain product offerings or the shift in shelf space to competitors’ products could reduce the Company’s sales and potentially offset sales volume increases achieved as a result of other sales growth initiatives. If the Company is unable to increase market share in its existing product lines by developing product improvements, investing adequately in its existing brands, building usage among new customers, developing, acquiring or successfully launching new products or product line extensions, or successfully penetrating emerging and developing markets and sales channels globally, the Company may not achieve its sales volume growth objectives.

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

Some of the Company’s products have chemical compositions that are controlled by various state, federal and international laws and regulations that are subject to change. The Company is required to comply with these laws and regulations and it seeks to anticipate regulatory developments that could impact the Company’s ability to continue to produce and market its products. The Company invests in research and development to maintain product formulations that comply with such laws and regulations. There can be no assurance that the Company will not be required to alter the chemical composition of one or more of the Company’s products in a way that will have an adverse effect upon the product’s efficacy or marketability. A delay or other inability of the Company to complete product research and development and successfully reformulate its products in response to any such regulatory requirements could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company relies on trademark, trade secret protection, patent and copyright laws to protect its intellectual property rights. Although the Company maintains a global enforcement program to protect its intellectual property rights, there can be no assurance that these intellectual property rights will be maximized or that they can be successfully asserted. If other companies or entities infringe the Company’s intellectual property rights or take part in counterfeiting activities, they may dilute the value of the Company’s brands in the marketplace, which could diminish the value that consumers associate with the Company’s brands and harm its sales.

There is a risk that the Company will not be able to obtain and protect its own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions or product lines dependent upon such licensed rights. The Company cannot be certain that these rights, if obtained, will not be withdrawn, invalidated, circumvented or challenged in the future, and the Company could incur significant costs in connection with legal actions to defend and preserve its intellectual property rights. In addition, even if such rights are obtained in the U.S., it may be that the laws of some of the other countries in which the Company’s products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States, or they may be difficult to enforce. The failure of the Company to protect or successfully assert its intellectual property rights or to protect its other proprietary information could make the Company less competitive and this could have a material adverse effect on its business, financial condition and results of operations.

Trade secret protection, particularly for the Company’s most valuable product formulation for the WD-40 Multi-Use Product, requires specific agreements, policies and procedures to assure the secrecy of information classified as a trade secret. If such agreements, policies and procedures are not effective enough to maintain the secrecy of the Company’s trade secrets or if chemical disclosure regulations do not allow for continued protection of essential elements of the Company’s trade secret formulations, the loss of trade secret protection could have an adverse effect on the Company’s financial condition.

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

Malfunctions or implementation issues related to the critical information systems that the Company uses for the daily operations of its business, cyberattacks and privacy breaches could adversely affect the Company’s ability to conduct business.

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

The information system that the U.S. office uses for its business operations is a market specific application that is not widely used by other companies. This system is also used by three other regional offices of the Company, its Canada, Australia and Malaysia offices. The company that owns and supports this application may not be able to provide the same level of support as that of larger information systems. If the company that owns and supports this application in the U.S. were to cease its operations or were unable to provide continued support for this application, it could adversely affect the Company’s daily operations or its business, financial condition and results of operations.

Management has determined that it is appropriate to implement a new information system that will be used at all of these offices. We are currently in the initial stages of this implementation. This information system will be used to process all of the daily transactions and to produce key financial reports for all of these offices. If the Company encounters difficulties in completing this critical information system implementation, it may experience interruptions in its ability to manage its daily operations and report financial results and this could adversely affect the Company’s business, financial condition and results of operations.

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

The Company sells its products through a network of domestic and international mass retail, trade supply and consumer retailers as well as industrial distributors and suppliers. The retail industry has historically been the subject of consolidation, and as a result, the development of large chain stores has taken place. Today, the retail channel is comprised of several of these large chain stores that capture the bulk of the market share. Since many of the Company’s customers have been part of consolidations in the retail industry, these limited customers account for a large percentage of the Company’s net sales. Although the Company expects that a significant portion of its revenues will continue to be derived from this limited number of customers, there was no individual customer that contributed to more than 10% of the Company’s consolidated net sales in fiscal year 2020. However, changes in the strategies of the Company’s largest customers, including shelf simplification, a reduction in the number of brands they carry or a shift in shelf space to “private label” or competitors’ products, may harm the Company’s sales. The loss of, or reduction in, orders from any of the Company’s most significant customers could have a material adverse effect on the Company’s brand values, business, financial condition and results of operations. Large customers may seek price reductions, added support or promotional concessions. If the Company agrees to such customer demands and/or requests, it could negatively impact the Company’s ability to maintain existing profit margins.

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

The Company distributes its products throughout the world in one of two ways: the direct distribution model, in which products are sold directly by the Company to wholesalers and retailers in the U.S., Canada, Mexico, Australia, China, the U.K. and a number of other countries, including those throughout Europe; and the marketing distributor model, in which products are sold to marketing distributors who in turn sell to wholesalers and retailers. The marketing distributor model is generally used in countries where the Company does not have direct Company-owned operations. Instead, the Company partners with local companies who perform the sales, marketing and distribution functions. The Company invests time and resources into these relationships. Should the Company’s relationship with a marketing distributor change or terminate, the Company’s sales within such a marketing distributor’s territory could be adversely impacted until such time as a suitable replacement can be found and the Company’s key marketing strategies are implemented. There is a risk that changes in such marketing distributor relationships, including a change in key marketing distributor personnel or a transition to the direct distribution model, that if not managed successfully, could result in a disruption in the affected markets and that such a disruption could have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, in some countries, local laws may require substantial payments to terminate existing marketing distributor relationships, which could also have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The assessment for possible impairment of the Company’s goodwill and intangible assets requires management to make judgments on a number of significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, sales growth rates, cost containment and margin expansion and expense levels for advertising and promotions and general overhead, all of which must be developed from a market participant standpoint. The Company may be required to record a significant charge in its consolidated financial statements during the period in which any impairment of its goodwill or intangible assets is identified and this could negatively impact the Company’s financial condition and results of operations. Changes in management estimates and assumptions as they relate to valuation of goodwill and intangible assets could affect the Company’s financial condition or results of operations in the future. The Company’s review of events and circumstances during fiscal year 2020 included consideration of the ongoing COVID-19 pandemic. For additional information, see Part IV – Item 15, “Exhibits, Financial Statement Schedules” Note 5 – Goodwill and Other Intangible Assets, included in this report.

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

While the Company makes every effort to ensure that the products it develops and markets are safe for consumers and comply with all applicable regulations, the use of the Company’s products may expose the Company to liability claims resulting from such use and potential enforcement actions, including the risk of recall. Claims could be based on allegations that, among other things, the Company’s products are improperly labeled, contain contaminants, provide inadequate instructions regarding their use or inadequate warnings concerning their use or interactions with other substances. Product liability claims could result in negative publicity that could harm the Company’s sales and operating results. The Company maintains product liability insurance that it believes will be adequate to protect the Company from material loss attributable to such claims but the extent of such loss could exceed available limits of insurance or could arise out of circumstances under which such insurance coverage would be unavailable. Other business activities of the Company may also expose the Company to litigation risks, including risks that may not be covered by insurance such as contract disputes. If successful claims are asserted by regulatory agencies or third parties against the Company for non-compliance or uninsured liabilities or liabilities in excess of applicable limits of insurance coverage, the Company’s business, financial condition and results of operations may be adversely affected. In addition, if one of the Company’s products was determined to be defective, the Company could be required to recall the product, which could result in adverse publicity, loss of revenues and significant expenses.

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

Significant judgment is required in determining the Company’s effective income tax rate and in evaluating tax positions, particularly those related to uncertain tax positions. The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the accounting standard for uncertain tax positions. Changes in uncertain tax positions or other adjustments resulting from tax audits and settlements with taxing authorities, including related interest and penalties, impact the Company’s effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable resolution of any tax matter could increase the Company’s effective tax rate. Any resolution of a tax matter may require the adjustment of tax assets or tax liabilities or the use of cash in the year of resolution. For additional information on such matters, see Part IV – Item 15, “Exhibits, Financial Statement Schedules” Note 14 – Income Taxes, included in this report.

Changes in tax rules may also materially affect, either adversely or favorably, the Company’s future financial results or the way management conducts its business. For example, on December 22, 2017 the “Tax Cuts and Jobs Act” (the “Tax Act”) was signed into law and became effective beginning January 1, 2018. The Tax Act significantly changed U.S. tax law and tax rates, as well as mandated the application of a one-time “toll tax” on unremitted foreign earnings, among other things. In addition, the Company is required to make assertions on whether its foreign subsidiaries will invest their undistributed earnings indefinitely and these assertions are based on the capital needs of the foreign subsidiaries. Generally, unremitted earnings of the Company’s foreign subsidiaries are not considered to be indefinitely reinvested. However, there are exceptions regarding the Company’s newly formed subsidiary in Mexico as well as specific statutory remittance restrictions imposed on the Company’s China subsidiary. Costs associated with repatriating unremitted foreign earnings, including U.S. state income taxes and foreign withholding taxes, are immaterial to the Company’s consolidated financial statements. For additional information on income tax matters, see Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 14 — Income Taxes, included in this report

Although many impacts of the Tax Act are favorable for the Company both in the near term and long term, the Tax Act also authorizes the Treasury Department to issue regulations with respect to the new provisions. The Company cannot predict how subsequent changes in the Tax Act, regulations, or other guidance issued under it, including conforming or non-conforming state tax rules, might affect the Company’s business, financial condition and results of operations. In addition, there can be no assurance that U.S. tax laws, including the corporate income tax rate, will not undergo significant additional changes in the near future.

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

The Company’s debt consists of fixed rate senior notes and a revolving credit facility. Prior to April 2020, management has used the proceeds of the revolving credit facility primarily for stock repurchases. In order to service its debt, the Company is required to use its income from operations to make interest and principal payments required by the terms of its borrowing agreements. In addition, the Company’s borrowing agreements include covenants to maintain certain financial ratios and to comply with other financial terms, conditions and covenants. Also, the Company has historically paid out a large part of its earnings to stockholders in the form of regular quarterly cash dividends.

The Company may incur substantial debt in the future for acquisitions or other general business or business development activities. In addition, the Company may continue to use available cash balances to execute share repurchases under approved share buy-back plans. To the extent that the Company is required to seek additional financing to support certain of these activities, such financing may not be available in sufficient amounts or on terms acceptable to the Company. If the Company is unable to obtain such financing or to service its existing or future debt with its operating income, or if available cash balances are affected by future business performance, unstable global economic conditions, liquidity, capital needs, alternative investment opportunities or debt covenants, the Company could be required to reduce, suspend or eliminate its dividend payments to its stockholders. The Company may also elect to suspend share repurchases depending on available cash balances or concerns that it may have on future cash balances. For example, in April 2020, the Company elected to suspend repurchases under its share buy-back plan, which subsequently expired on August 31, 2020, in order to preserve cash while it monitored the impacts of the COVID-19 pandemic.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Americas

The Company owns and occupies an office located in San Diego, California which houses both corporate employees and employees in the Company’s Americas segment. The Company also leases a regional sales office in Miami, Florida, a research and development office in Pine Brook, New Jersey and office space in Toronto, Ontario, Canada and Monterrey Nuevo Leon, Mexico.

EMEA

The Company purchased a new office building and related land in February 2018, located in Milton Keynes, United Kingdom. The Company completed renovations to this building late in the first quarter of fiscal year 2020 and relocated employees of the Company’s EMEA segment who are located in the U.K. from its old office and plant facility, also in Milton Keynes, to this new office building that is owned by the Company upon its completion. The Company will continue to use its old location in Milton Keynes as a plant facility. In addition, the Company leases spaces for its branch offices in Germany, France, Italy, Spain, Portugal and the Netherlands.

Asia-Pacific

The Company leases office space in Epping, New South Wales, Australia; Shanghai, China; and Kuala Lumpur, Malaysia.

Item 3. Legal Proceedings

The information required by this item is incorporated by reference to the information set forth in Item 15 of Part IV, “Exhibits, Financial Statement Schedules” Note 13 — Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in this report.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth the names, ages, fiscal year elected to current position and current titles of the executive officers of the Company as of August 31, 2020:

Name, Age and Year Elected to Current Position			Title
Garry O. Ridge	64	1997	Chief Executive Officer
Steven A. Brass	54	2019	President and Chief Operating Officer
Jay W. Rembolt	69	2008	Vice President, Finance, Treasurer and Chief Financial Officer
Patricia Q. Olsem	53	2019	Division President, The Americas
William B. Noble	62	1996	Managing Director, EMEA
Geoffrey J. Holdsworth	58	1997	Managing Director, Asia-Pacific
Stanley A. Sewitch	67	2012	Vice President, Global Organization Development
Richard T. Clampitt	65	2014	Vice President, General Counsel and Corporate Secretary

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is traded on the NASDAQ Global Select Market under the trading symbol WDFC. On October 16, 2020, the last reported sales price of the Company’s common stock on the NASDAQ Global Select Market was $197.93 per share, and there were 13,664,838 shares of common stock outstanding held by approximately 608 holders of record.

Dividends

The Company has historically paid regular quarterly cash dividends on its common stock. In December 2019, the Board of Directors declared a 10% increase in the regular quarterly cash dividend, increasing it from $0.61 per share to $0.67 per share. On October 5, 2020, the Company’s Board of Directors declared a cash dividend of $0.67 per share payable on October 30, 2020 to shareholders of record on October 16, 2020.

The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on the Company’s common stock. The Company’s ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

On June 19, 2018, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2018, the Company was authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2020. The timing and amount of repurchases were based on terms and conditions that were acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2019 through August 31, 2020, the Company repurchased 92,583 shares at a total cost of $16.8 million under this $75.0 million plan.

On April 8, 2020, the Company elected to temporarily suspend repurchases under this share buy-back plan, which subsequently expired on August 31, 2020. The Company made this election in order to preserve cash while it continued to monitor the impacts of the COVID-19 pandemic. Therefore, no repurchase transactions were made between April 8, 2020 and August 31, 2020.

Item 6. Selected Financial Data

The following data has been derived from the Company’s audited consolidated financial statements. The data should be read in conjunction with such consolidated financial statements and other financial information included elsewhere in this report (in thousands, except per share amounts):

	As of and for the Fiscal Year Ended August 31,
	2020	2019	2018	2017	2016
Net sales	$408,498	$423,350	$408,518	$380,506	$380,670
Cost of products sold	185,481	191,010	183,255	166,621	166,301
Gross profit	223,017	232,340	225,263	213,885	214,369
Operating expenses	145,797	149,958	146,659	137,976	143,021
Income from operations	77,220	82,382	78,604	75,909	71,348
Interest and other (expense) income, net	(1,705)	(1,612)	(3,426)	(1,287)	1,441
Income before income taxes	75,515	80,770	75,178	74,622	72,789
Provision for income taxes	14,805	24,862	9,963	21,692	20,161
Net income	$60,710	$55,908	$65,215	$52,930	$52,628

Earnings per common share:
Basic	$4.41	$4.03	$4.65	$3.73	$3.65
Diluted	$4.40	$4.02	$4.64	$3.72	$3.64
Dividends per share	$2.62	$2.37	$2.11	$1.89	$1.64
Weighted-average shares outstanding -
diluted	13,719	13,830	13,962	14,123	14,379
Total assets	$362,637	$302,662	$317,059	$369,717	$339,668
Long-term obligations (1)	$142,208	$82,597	$75,667	$154,907	$140,579

(1) Long-term obligations include long-term debt, deferred tax liabilities, net, long-term lease liabilities and other long-term liabilities. Lease liabilities were included beginning in fiscal year 2020 in accordance with ASC 842, which was adopted by the Company on September 1, 2020.

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

Overview

The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products that solve problems in workshops, factories and homes around the world. We market our maintenance products and our homecare and cleaning products under the following well-known brands: WD-40, 3-IN-ONE, GT85, X-14, 2000 Flushes, Carpet Fresh, no vac, Spot Shot, 1001, Lava and Solvol. Currently included in the WD-40 brand are the WD-40 Multi-Use Product and the WD-40 Specialist and WD-40 BIKE product lines.

Our brands are sold in various locations around the world. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”) and Australia. We sell our products primarily through warehouse club stores, hardware stores, automotive parts outlets, industrial distributors and suppliers, mass retail and home center stores, value retailers, grocery stores, online retailers, farm supply, sport retailers, and independent bike dealers.

Highlights

The following summarizes the financial and operational highlights for our business during the fiscal year ended August 31, 2020:

•Consolidated net sales decreased $14.9 million, or 4%, for fiscal year 2020 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $4.9 million on consolidated net sales for fiscal year 2020. Thus, on a constant currency basis, net sales would have decreased by $10.0 million, or 2%, for fiscal year 2020 compared to the prior fiscal year. This unfavorable impact from changes in foreign currency exchange rates mainly came from our EMEA segment, which accounted for 38% of our consolidated sales for the fiscal year ended August 31, 2020.

•Gross profit as a percentage of net sales decreased to 54.6% for fiscal year 2020 compared to 54.9% for the prior fiscal year.

•Consolidated net income increased $4.8 million, or 9%, for fiscal year 2020 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $1.8 million on consolidated net income for fiscal year 2020. Thus, on a constant currency basis, net income would have increased by $6.6 million, or 12%, for fiscal year 2020 compared to the prior fiscal year. Net income in fiscal year 2019 was unfavorably impacted by a reserve for an uncertain tax position of $8.7 million that was recorded during the fourth quarter of fiscal year 2019.

•Consolidated results for the fiscal year ended August 31, 2020 were negatively impacted by the COVID-19 pandemic. See Significant Developments section which follows for details.

•Diluted earnings per common share for fiscal year 2020 were $4.40 versus $4.02 in the prior fiscal year.

•Share repurchases were executed under our current $75.0 million share buy-back plan, which was approved by the Company’s Board of Directors in June 2018 and became effective on September 1, 2018. During the period from September 1, 2019 through August 31, 2020, the Company repurchased 92,583 shares at an average price of $181.73 per share, for a total cost of $16.8 million. On April 8, 2020, the Company elected to temporarily suspend repurchases under this plan, which subsequently expired on August 31, 2020. The Company elected this suspension in order to preserve cash while it continued to monitor the impact of the COVID-19 pandemic.

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

Significant Developments

During the fiscal year ended August 31, 2020, our financial results and operations were negatively impacted by the COVID-19 pandemic that began in early calendar year 2020 and as a result, our consolidated net sales decreased by $14.9 million or 4% compared to the prior fiscal year. The pandemic was disruptive to our business in fiscal year 2020 as a result of the temporary closures, lockdowns and restrictions mandated by various governmental authorities intended to combat the COVID-19 pandemic at physical store retailers. We were able to reduce the adverse impact of these challenging times due to the strength of our brand, the broad distribution of our products and our continued focus on our strategic initiatives. While we experienced significant declines in sales levels in our markets where we do not have direct operations (distributor markets) and certain other markets where closures and lockdown measures were severe and extended or where sales are somewhat dependent on the industrial channel, sales in many of our direct markets and sales via ecommerce channels increased from period to period which helped to offset some of this decline in the distributor markets. The direct markets in which we conduct business were not impacted as much by the pandemic since the channels in which we sell our products in these markets were either not included in these closures or the closures were only temporary in nature. In addition, increased sales of our homecare and cleaning products from period to period due to the high demand for such products during the pandemic also helped to offset some of the sales declines of our maintenance products in the distributor markets.

We have taken a variety of measures during the COVID-19 pandemic to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable. We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements. These policies and initiatives will continue to impact how we operate for as long as they are in effect. We are in the process of determining and implementing safe and effective phased office reentry plans for employees at all of our office locations globally. However, the timing and nature of these reentry plans, some of which have already been launched, will vary by location and some of the specifics related to many of these plans are still uncertain at this time. The safety of our employees and adherence to public and private sector policies related to COVID-19 will remain our top priorities as we have our employees return to working at our global office locations.

Due to the speed and fluidity with which the situation continues to develop and the uncertainty on whether recurring waves of the COVID-19 pandemic will occur later in calendar year 2020 or early in 2021, it is very difficult for us to estimate with certainty the extent to which the COVID-19 pandemic will impact our financial results and operations in future periods. We also cannot predict when certain restrictions that are in place to protect our customers, retailers and our employees will be safely reduced or will no longer be needed. These impacts could be material in all business segments during any future period affected either directly or indirectly by this pandemic. We are actively managing and monitoring supply chain and transportation disruptions that have arisen at our suppliers and other third-party distribution centers and manufacturers as a result of the COVID-19 pandemic. While we have been successful to date in managing such disruptions in our supply chain and we believe that we are well-positioned to continue managing any disruptions that may occur in future periods in order to meet customer and end-user demand, we are not able at this time to estimate the impact of future disruptions within our supply chain and we are continually monitoring and managing this situation. See Item 1A, “Risk Factors,” included herein for information on risks associated with pandemics in general and COVID-19 specifically.

On March 27, 2020, the U.S. Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic and the negative impacts that it is having on the global economy and U.S. companies. The CARES Act includes various financial measures to assist companies, including temporary changes to income and non-income-based tax laws. Although we will have the ability to defer the payment for the employer portion of social security taxes as part of the CARES Act, we do not believe this assistance or any other assistance provided under the CARES Act will have a material impact on our consolidated financial statements and related disclosures.

Results of Operations

Fiscal Year Ended August 31, 2020 Compared to Fiscal Year Ended August 31, 2019

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2020	2019	Dollars	Percent
Net sales:
Maintenance products	$369,444	$386,644	$(17,200)	(4)%
Homecare and cleaning products	39,054	36,706	2,348	6%
Total net sales	408,498	423,350	(14,852)	(4)%
Cost of products sold	185,481	191,010	(5,529)	(3)%
Gross profit	223,017	232,340	(9,323)	(4)%
Operating expenses	145,797	149,958	(4,161)	(3)%
Income from operations	$77,220	$82,382	$(5,162)	(6)%
Net income	$60,710	$55,908	$4,802	9%
Earnings per common share - diluted	$4.40	$4.02	$0.38	9%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2020	2019	Dollars	Percent
Americas	$200,493	$193,972	$6,521	3%
EMEA	156,241	160,615	(4,374)	(3)%
Asia-Pacific	51,764	68,763	(16,999)	(25)%
Total	$408,498	$423,350	$(14,852)	(4)%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2020	2019	Dollars	Percent
Maintenance products	$178,739	$173,664	$5,075	3%
Homecare and cleaning products	21,754	20,308	1,446	7%
Total	$200,493	$193,972	$6,521	3%
% of consolidated net sales	49%	46%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $200.5 million, up $6.5 million, or 3%, for the fiscal year ended August 31, 2020 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the Americas segment from period to period. Sales for the fiscal year ended August 31, 2020 translated at the exchange rates in effect for the prior fiscal year would have been $201.2 million in the Americas segment. Thus, on a constant currency basis, sales would have increased by $7.3 million, or 4%, for the fiscal year ended August 31, 2020 compared to the prior fiscal year.

Sales of maintenance products in the Americas segment increased $5.1 million, or 3%, for the fiscal year ended August 31, 2020 compared to the prior fiscal year. This sales increase was mainly driven by higher sales of WD-40 Multi Use Product in the U.S. and Canada, which were up $5.1 million and $0.8 million, or 5% and 11%, respectively, from period to period. Although the impacts of the COVID-19 pandemic weakened sales levels in the U.S. and Canada during the third quarter of fiscal year 2020, these sales decreases were more than offset by successful promotional programs during the first six months of fiscal year 2020 and significantly increased sales in the fourth quarter of fiscal year 2020. The higher level of sales in the fourth quarter of fiscal year 2020 of WD-40 Multi-Use Product in both the U.S. and Canada were partially due to increased demand for our product as a result of a higher level of renovation and maintenance activities exhibited by our end-users during the COVID-19 pandemic. In addition, sales increased due to new distribution and successful promotional programs as well as increased sales through the ecommerce channel in the U.S. during the COVID-19 pandemic. These sales increases of WD-40 Multi-Use Product in the U.S. and Canada were partially offset by a decrease in sales of such products in Latin America of $1.6 million, primarily due to various disruptions in the market related to the COVID-19 pandemic. The disruptions from the COVID-19 pandemic primarily included decreased availability of our product in the market due to constraints on the distribution and sale of our products as a result of the complete lockdown of many markets within the region, which started early in March 2020 and continued throughout the fourth quarter. Although sales in Latin America decreased in total, sales in Mexico increased from period to period. During the third quarter of fiscal year 2020, we shifted away from a distribution model for Mexico where we sold product through a large wholesale customer who then supplied various retail customers, to one where we sell direct to retail customers at a higher margin. This transition to a direct model resulted in higher sales in Mexico during the fourth quarter and full fiscal year 2020. While we anticipate a continued successful build of our direct customer base in Mexico in future periods under this new direct model, the impact on sales in future periods resulting from this transition is uncertain at this time.

Sales of homecare and cleaning products in the Americas segment increased $1.4 million, or 7%, for the fiscal year ended August 31, 2020 compared to the prior fiscal year. This sales increase was driven primarily by an increase in sales of the 2000 Flushes brand products in the U.S., which were up $1.5 million or 27% from period to period. We experienced a significant increase in sales of our homecare and cleaning products beginning in the third quarter of fiscal year 2020 due to increased demand for such products as a result of the COVID-19 pandemic. We are not able at this time to estimate the duration of this unexpected increase in the demand for these products and its impact on our financial results and operations in future periods. While each of our homecare and cleaning products have continued to generate positive cash flows, we had experienced decreased or flat sales for many of these products in recent years prior to the COVID-19 pandemic.

For the Americas segment, 82% of sales came from the U.S., and 18% of sales came from Canada and Latin America combined for the fiscal year ended August 31, 2020 compared to the prior fiscal year when 81% of sales came from the U.S., and 19% of sales came from Canada and Latin America combined.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2020	2019	Dollars	Percent
Maintenance products	$146,540	$151,112	$(4,572)	(3)%
Homecare and cleaning products	9,701	9,503	198	2%
Total (1)	$156,241	$160,615	$(4,374)	(3)%
% of consolidated net sales	38%	38%

(1)While the Company’s reporting currency is the U.S. Dollar, the functional currency of our U.K. subsidiary, the entity in which the EMEA results are generated, is Pound Sterling. Although the functional currency of this subsidiary is Pound Sterling, approximately 50% of its sales are generated in Euro and 15-20% are generated in U.S. Dollar. As a result, the Pound Sterling sales and earnings for the EMEA segment can be negatively or positively impacted from period to period upon translation from these currencies depending on whether the Euro and U.S. Dollar are weakening or strengthening against the Pound Sterling.

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, decreased to $156.2 million, down $4.4 million, or 3%, for the fiscal year ended August 31, 2020 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the EMEA segment from period to period. Sales for the fiscal year ended August 31, 2020 translated at the exchange rates in effect for the prior fiscal year would have been $159.0 million in the EMEA segment. Thus, on a constant currency basis, sales would have decreased by $1.7 million, or 1%, for the fiscal year ended August 31, 2020 compared to the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Sales in the direct markets increased $2.4 million, or 2%, for the fiscal year ended August 31, 2020 compared to the prior fiscal year, primarily due to an increase in sales of the WD-40 BIKE and WD-40 Specialist product lines of $1.4 million and $1.1 million, or 105% and 10%, respectively, throughout the direct markets. The increase in sales of WD-40 BIKE products was primarily due to strong demand in countries where our end-users were following recommendations to exercise outdoors in socially distanced settings due to the COVID-19 pandemic. The increase in sales of WD-40 Specialist was primarily due to increased distribution across all direct markets and a higher level of sales in the ecommerce channel for this product line from period to period. Sales of WD-40 Multi-Use Product were relatively constant for fiscal year 2020 compared to the prior fiscal year due to various disruptions in the direct markets during fiscal year 2020, primarily in the third quarter, related to the COVID-19 pandemic. These disruptions included severe lockdowns measures during the third quarter of fiscal year 2020 which limited many retailers’ ability to participate in promotional activities and sell high volumes of certain products, such as our WD-40 Multi-Use Product. However, a significant rebound in sales volumes during the fourth quarter as a result of these lockdown measures being reduced by governmental authorities and higher sales during the first half of fiscal year 2020 offset these negative impacts and resulted in a slight increase in sales of WD-40 Multi-Use Product across the direct markets for fiscal year 2020 compared to the prior fiscal year. Sales from direct markets accounted for 70% of the EMEA segment’s sales for the fiscal year ended August 31, 2020 compared to 67% of the EMEA segment’s sales for the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets decreased $6.7 million, or 13%, for the fiscal year ended August 31, 2020 compared to the prior fiscal year, primarily due to lower sales of the WD-40 Multi-Use Product in Eastern Europe and the Middle East, which were down 25% and 12%, respectively. This decrease in sales from period to period was primarily due to the lockdowns that occurred in many of the distributor market countries in the second half of fiscal year 2020 due to the COVID-19 pandemic. Although sales in the EMEA direct markets rebounded in the fourth quarter of fiscal year 2020, the COVID-19 pandemic continued to negatively impact sales in the distributor markets in the fourth quarter as a result of the comprehensive lockdown measures that continued to be in place in many of these markets. The distributor markets accounted for 30% of the EMEA segment’s total sales for the fiscal year ended August 31, 2020, compared to 33% for the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2020	2019	Dollars	Percent
Maintenance products	$44,166	$61,868	$(17,702)	(29)%
Homecare and cleaning products	7,598	6,895	703	10%
Total	$51,764	$68,763	$(16,999)	(25)%
% of consolidated net sales	13%	16%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, decreased to $51.8 million, down $17.0 million, or 25%, for the fiscal year ended August 31, 2020 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the Asia-Pacific segment from period to period. Sales for the fiscal year ended August 31, 2020 translated at the exchange rates in effect for the prior fiscal year would have been $53.2 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have decreased by $15.6 million, or 23%, for the fiscal year ended August 31, 2020 compared to the prior fiscal year.

Sales in Asia, which represented 65% of the total sales in the Asia-Pacific segment, decreased $18.0 million, or 35%, for the fiscal year ended August 31, 2020 compared to the prior fiscal year. Sales in the Asia distributor markets decreased $12.3 million, or 38%. Sales in China decreased $5.7 million, or 30%, for the fiscal year ended August 31, 2020 compared to the prior fiscal year. These decreases in sales were primarily due to various disruptions in these markets related to the COVID-19 pandemic. Extended closures, lockdowns and restrictions required by local governmental authorities to combat the COVID-19 pandemic within the Asia market limited many physical store retailers’ ability to sell high volumes of our maintenance products. Although China had a reduction of certain restrictions required by local governmental authorities beginning in the third quarter of fiscal year 2020 in relation to the COVID-19 pandemic, the hardware and industrial channels continued to be significantly impacted by the COVID-19 pandemic through the remainder of fiscal year 2020 and this has resulted in reduced sales for China from period to period. Overall, we have not yet experienced a sustained or significant rebound in sales in either the Asia distributor markets or in China due to continuing market disruptions and comprehensive lockdown measures in these markets.

Sales in Australia increased $1.0 million, or 6%, for the fiscal year ended August 31, 2020 compared to the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on Australian sales. On a constant currency basis, sales would have increased by $1.9 million, or 11%, due to a higher level of promotional activities as well as the continued growth of our business from period to period. Sales in Australia increased primarily due to unprecedented demand for homecare and cleaning products as a result of the COVID-19 pandemic during the third and fourth quarters of fiscal year 2020. In addition, WD-40 Multi Use Product and WD-40 Specialist were up 3% and 12%, respectively, from period to period. Negative sales impacts to Australia due to the COVID-19 pandemic have been very limited in fiscal year 2020 compared to many other countries since COVID-19 case numbers have remained relatively low in Australia and governmental authorities have adopted less severe lockdown requirements. This has resulted in many of our key customers remaining open for business during the COVID-19 pandemic.

Gross Profit

Gross profit decreased to $223.0 million for the fiscal year ended August 31, 2020 compared to $232.3 million for the prior fiscal year. As a percentage of net sales, gross profit decreased to 54.6% for the fiscal year ended August 31, 2020 compared to 54.9% for the prior fiscal year.

Gross margin was negatively impacted by 0.9 percentage points from period to period due to higher warehousing and in-bound freight costs, primarily in the EMEA segment. Gross margin was also negatively impacted by 0.8 percentage points due to the combined effects of increases in other miscellaneous costs and unfavorable sales mix changes from period to period in all three segments. The unfavorable impacts in the Americas were primarily due to higher miscellaneous charges related to inventory during the fourth quarter of fiscal year 2020. The unfavorable impacts in the EMEA segment were primarily due to changes in sales mix changes, resulting from a larger proportion of sales to lower margin customers from period to period. The unfavorable impacts in the Asia-Pacific segment were primarily due to market mix changes resulting from lower sales in China as a result of the COVID-19 pandemic. Advertising, promotional, and other discounts that we give to our customers increased from period to period in the Americas and Asia-Pacific segments, negatively impacting gross margin by 0.1 percentage points. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses.

These unfavorable impacts to gross margin were significantly offset by favorable changes in the costs of petroleum-based specialty chemicals in all three segments, positively impacting gross margin by 0.8 percentage points. There is often a delay of one quarter or more before changes in raw material costs impact cost of products sold due to production and inventory life cycles. The average cost of crude oil which flowed through our cost of goods sold was lower in the fiscal year 2020 compared to prior fiscal year, thus resulting in favorable impacts to our gross margin from period to period. Due to the volatility of the price of crude oil, it is uncertain the level to which gross margin will be impacted by such costs in future periods. Gross margin was also positively affected by 0.6 percentage points from period to period due to sales price increases, primarily in the EMEA segment, during fiscal year 2020. Favorable changes in the costs of aerosol cans in the Americas and EMEA segments also positively affected gross margin by 0.1 percentage points.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $12.9 million and $16.3 million for the fiscal years ended August 31, 2020 and 2019, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the fiscal year ended August 31, 2020 decreased $1.9 million to $122.0 million from $123.9 million for the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 29.9% for the fiscal year ended August 31, 2020 from 29.3% for the prior fiscal year. The decrease in SG&A expenses from period to period was due to a variety of factors, but most significantly due to lower freight costs, decreased travel and meeting expenses and the favorable impacts of changes in foreign currency exchange rates. Freight costs associated with shipping products to our customers decreased by $3.1 million, partially due to lower sales from period to period. Travel and meeting expenses decreased by $3.0 million from period to period, primarily due to initiatives adopted by the Company during the third quarter of fiscal year 2020 to reduce the transmission of COVID-19, including the imposition of business travel restrictions for all employees and the cancellation of all large meetings, such as regional sales meetings and global leadership meetings, in support of social distancing requirements. Favorable changes in foreign currency exchange rates also decreased SG&A expenses by $1.0 million from period to period. These decreases were partially offset by an increase of $3.3 million in employee-related costs due to increased headcount, annual compensation increases and higher stock-based compensation from period to period, which were all partially offset by lower earned incentive compensation. Professional services fees, including those associated with cloud-based software, also increased by $1.7 million from period to period. In addition, other miscellaneous expenses increased by $0.2 million from period to period.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs for the fiscal years ended August 31, 2020 and 2019 were $6.0 million and $6.5 million, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective suppliers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the fiscal year ended August 31, 2020 decreased $1.7 million to $21.6 million from $23.3 million for the prior fiscal year. As a percentage of net sales, these expenses were 5.3% and 5.5% for the fiscal years ended August 31, 2020 and 2019, respectively. Changes in foreign currency exchange rates did not have a significant impact on advertising and sales promotion expenses for fiscal year 2020. The decreased level of advertising and sales promotion expenses was primarily due to the reduction of promotional program spending in the EMEA and Asia-Pacific segments due to indirect effects of the COVID-19 pandemic during the second half of fiscal year 2020, such as the cancellations of trade shows and fewer opportunities for physical marketing and sampling activities. At this time, the Company is not able to estimate its investment in global advertising and sales promotion expense for fiscal year 2021 due to the uncertainty caused by the COVID-19 pandemic and its impact on our financial results and operations.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales were $20.5 million and $18.9 million for the fiscal years ended August 31, 2020 and 2019, respectively. Therefore, our total investment in advertising and sales promotion activities totaled $42.1 million and $42.2 million for the fiscal years ended August 31, 2020 and 2019, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets decreased $0.5 million to $2.2 million for the fiscal years ended August 31, 2020, compared to $2.7 million for the prior fiscal year. This decrease from period to period was primarily due to decreased amortization associated with the 2000 Flushes trade name, which became fully amortized during the third quarter of fiscal year 2020.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2020	2019	Dollars	Percent
Americas	$51,089	$50,069	$1,020	2%
EMEA	37,620	37,246	374	1%
Asia-Pacific	14,982	20,813	(5,831)	(28)%
Unallocated corporate (1)	(26,471)	(25,746)	(725)	3%
Total	$77,220	$82,382	$(5,162)	(6)%

(1)Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the business segments. These expenses are reported separate from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s consolidated statements of operations.

Americas

Income from operations for the Americas segment increased to $51.1 million, up $1.0 million, or 2%, for the fiscal year ended August 31, 2020 compared to the prior fiscal year, primarily due to a $6.5 million increase in sales, significantly offset by higher operating expenses and a lower gross margin. As a percentage of net sales, gross profit for the Americas segment decreased from 53.5% to 53.2% period over period primarily due to higher miscellaneous charges related to inventory during the fourth quarter of fiscal year 2020 and higher discounts that were given to customers in fiscal year 2020. These unfavorable impacts to gross margin were partially offset by the decreased costs of petroleum-based specialty chemicals from period to period. Operating expenses increased $1.7 million period over period, primarily due to higher earned incentive compensation and freight costs from period to period. These increases in operating expenses were offset by lower travel and meeting expenses due to initiatives adopted by the Company during the third quarter of fiscal year 2020 in order to help reduce the transmission of COVID-19. Operating income as a percentage of net sales decreased from 25.8% to 25.5% period over period.

EMEA

Income from operations for the EMEA segment increased to $37.6 million, up $0.4 million, or 1%, for the fiscal year ended August 31, 2020 compared to the prior fiscal year, primarily due to lower operating expenses of $3.2 million, significantly offset by lower net sales of $4.4 million and a lower gross margin. As a percentage of net sales, gross profit for the EMEA segment decreased from 56.6% to 56.4% period over period primarily due to increases in warehousing, distribution and freight costs as well as unfavorable changes in foreign currency exchange rates from period to period. These unfavorable impacts to gross margin were significantly offset by sales price increases from period to period. In addition, declines in the costs of petroleum-based specialty chemicals favorably impacted gross margin from period to period. The impacts of these declines in oil prices in future periods is uncertain due to the volatility of the price of crude oil. Operating expenses decreased $3.2 million period over period, primarily due to decreased outbound freight costs and lower earned incentive compensation. In addition, operating expenses decreased due to lower travel and meeting expenses due to initiatives adopted by the Company during the third quarter of fiscal year 2020 in order to help reduce the transmission of COVID-19, as well as a lower level of advertising and sales promotion expenses from period to period. Operating income as a percentage of net sales increased from 23.2% to 24.1% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment decreased to $15.0 million, down $5.8 million, or 28%, for the fiscal year ended August 31, 2020 compared to the prior fiscal year, primarily due to a $17.0 million decrease in sales, which was partially offset by lower cost of goods sold and operating expenses. As a percentage of net sales, gross profit for the Asia-Pacific segment remained constant at 54.5% period over period. Gross margin was negatively impacted by increases to advertising, promotional, and other discounts that we give to our customers from period to period. Increases in warehousing, distribution and freight costs from period to period also negatively impacted gross margin. These unfavorable impacts to gross margin were completely offset by favorable changes to the cost of petroleum-based specialty chemicals from period to period. The lower sales were accompanied by a $3.5 million decrease in total operating expenses period over period, primarily due to a lower level of advertising and sales promotion expense and lower outbound freight costs. In addition, operating expenses decreased due to lower accruals for earned incentive compensation and lower miscellaneous expenses from period to period, as well as lower travel and meeting expenses due to initiatives adopted by the Company during the third quarter of fiscal year 2020 to reduce the transmission of COVID-19. Operating income as a percentage of net sales decreased from 30.3% to 28.9% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Fiscal Year Ended August 31,
	2020	2019	Change
Interest income	$93	$155	$(62)
Interest expense	$2,439	$2,541	$(102)
Other income (expense), net	$641	$774	$(133)
Provision for income taxes	$14,805	$24,862	$(10,057)

Interest Income

Interest income was not significant for both the fiscal years ended August 31, 2020 and 2019.

Interest Expense

Interest expense remained relatively constant at $2.4 million and $2.5 million for the fiscal years ended August 31, 2020 and 2019, respectively.

Other Income (Expense), Net

Other income (expense), net decreased by an insignificant amount of $0.1 million to $0.6 million for the fiscal year ended August 31, 2020.

Provision for Income Taxes

The provision for income taxes was 19.6% of income before income taxes for the fiscal year ended August 31, 2020 compared to 30.8% for the prior fiscal year. The decrease in the effective income tax rate from period to period was primarily due to an uncertain tax position in the amount of $8.7 million associated with the Tax Cuts and Jobs Act mandatory one-time “toll tax” on unremitted foreign earnings that was recorded in the fourth quarter of fiscal year 2019. This resulted in a significantly higher fiscal year 2019 effective income tax rate compared to fiscal year 2020. In the fourth quarter of fiscal year 2020, the U.S. Treasury released regulations related to a High-Tax Exception for those jurisdictions subject to the Global Intangible Low Taxed Income (“GILTI”) tax. These newly released regulations resulted in an immaterial favorable impact to the fiscal year 2020 tax provision.

Net Income

Net income was $60.7 million, or $4.40 per common share on a fully diluted basis, for fiscal year 2020 compared to $55.9 million, or $4.02 per common share on a fully diluted basis, for the prior fiscal year. Changes in foreign currency exchange rates year over year had an unfavorable impact of $1.8 million on net income for fiscal year 2020. Thus, on a constant currency basis, net income for fiscal year 2020 would have been $62.5 million.

Results of Operations

Fiscal Year Ended August 31, 2019 Compared to Fiscal Year Ended August 31, 2018

For discussion related to changes in financial condition and the results of operations for fiscal year 2019 compared to fiscal year 2018, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019, which was filed with the SEC on October 22, 2019.

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

The following table summarizes the results of these performance measures:

	Fiscal Year Ended August 31,
	2020	2019	2018
Gross margin - GAAP	55%	55%	55%
Cost of doing business as a percentage of net sales - non-GAAP	34%	34%	34%
EBITDA as a percentage of net sales - non-GAAP (1)	21%	21%	21%

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

Cost of Doing Business (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2020	2019	2018
Total operating expenses - GAAP	$145,797	$149,958	$146,659
Amortization of definite-lived intangible assets	(2,211)	(2,706)	(2,951)
Depreciation (in operating departments)	(4,095)	(3,829)	(3,725)
Cost of doing business - non-GAAP	$139,491	$143,423	$139,983
Net sales	$408,498	$423,350	$408,518
Cost of doing business as a percentage of net sales - non-GAAP	34%	34%	34%

EBITDA (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2020	2019	2018
Net income - GAAP	$60,710	$55,908	$65,215
Provision for income taxes	14,805	24,862	9,963
Interest income	(93)	(155)	(454)
Interest expense	2,439	2,541	4,219
Amortization of definite-lived
intangible assets	2,211	2,706	2,951
Depreciation	5,490	4,886	4,849
EBITDA	$85,562	$90,748	$86,743
Net sales	$408,498	$423,350	$408,518
EBITDA as a percentage of net sales - non-GAAP	21%	21%	21%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $72.7 million for fiscal year 2020 compared to $62.9 million for fiscal year 2019. Although there continues to be a certain level of uncertainty related to the anticipated impact of the current COVID-19 pandemic on the Company’s future results, we believe our efficient business model and the steps that we took during fiscal year 2020 leave us positioned to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, as well as cash generated from operations and cash currently available from our existing unsecured Credit Agreement with Bank of America. We use proceeds of the revolving credit facility primarily for our general working capital needs. The Company also holds borrowings under a Note Purchase and Private Shelf Agreement. See Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 8 – Debt for additional information on these agreements. Included in Note 8 – Debt is information on the Credit Agreement that we amended and restated with Bank of America on March 16, 2020 which includes, among other amended provisions, an increase in the revolving commitment from $100.0 million to $150.0 million. On September 30, 2020, we entered into the first amendment to the Credit agreement and a third amendment to the Note Agreement and refinanced existing draws under our Credit Agreement in the United States through the issuance of new notes under the Note Agreement in the amount of $52.0 million. See Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 18 – Subsequent Events for additional information on these agreements.

The Company maintains a balance of outstanding draws in U.S. Dollars in the Americas segment, as well as in Euros and Pound Sterling in the EMEA segment. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. During the fiscal year ended August 31, 2020, the Company drew an additional $90.0 million in short-term borrowings in U.S. Dollars, which included $80.0 million that we drew in U.S. Dollars in March 2020 in response to the COVID-19 pandemic. Although we did not have any anticipated need for this additional liquidity, we decided to draw this additional amount on our line of credit to ensure future liquidity given the recent significant impact on global financial markets and the economy as a result of the COVID-19 pandemic. The Company repaid $55.0 million of these outstanding draws in the fourth quarter of fiscal year 2020 in anticipation of the changes that it made to its debt structure in September 2020 to include more long-term debt. See Note 18 – Subsequent Events for additional information. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. We have the ability to refinance any draw under the line of credit with successive short-term borrowings through the March 16, 2025 maturity date. Outstanding draws for which we have both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of August 31, 2020, we had a $95.9 million balance of outstanding draws on the revolving credit facility. This entire amount was classified as long-term as of August 31, 2020 based on our ability and intent assessment as well as considerations related to debt structure changes and refinancing discussed in detail in Note 18 – Subsequent Events. In addition, net repayments under the auto-borrow agreement in the United States were $0.4 million and we paid $0.8 million in principal payments on our Series A Notes during fiscal year 2020. There are no other letters of credit outstanding or restrictions on the amount available on this line of credit or the Series A Notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 8 – Debt and Note 18 – Subsequent Events for additional information on these financial covenants. At August 31, 2020, we were in compliance with all debt covenants. We continue to monitor our compliance with all debt covenants. At the present time, we believe that the likelihood of being unable to satisfy these covenants is remote.

We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, dividend payments, acquisitions, new business development activities and share repurchases. On April 8, 2020 we temporarily suspended repurchases under our approved share buy-back plan, which subsequently expired on August 31, 2020, in order to preserve cash while we continued to monitor the impacts of the COVID-19 pandemic. At August 31, 2020, we had a total of $56.5 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Fiscal Year Ended August 31,
	2020	2019	2018
Net cash provided by operating activities	$72,664	$62,851	$64,822
Net cash used in investing activities	(18,945)	(12,680)	71,207
Net cash used in financing activities	(26,709)	(69,009)	(121,409)
Effect of exchange rate changes on cash and cash equivalents	2,219	(2,795)	(2,836)
Net increase (decrease) in cash and cash equivalents	$29,229	$(21,633)	$11,784

Operating Activities

Net cash provided by operating activities increased $9.8 million to $72.7 million for fiscal year 2020 from $62.9 million for fiscal year 2019. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for fiscal year ended August 31, 2020 was net income of $60.7 million, which increased $4.8 million from period to period. Changes in our working capital further increased net cash provided by operating activities from period to period. This was primarily attributable to increases accounts payable and accrued liabilities during fiscal year 2020 compared with decreases in these accounts during the prior fiscal year. In addition, higher planned increases in inventory levels during fiscal year 2019 compared to fiscal year 2020 when inventory levels only increased slightly also impacted changes in working capital. These increases in working capital were partially offset by the increase in long-term liabilities and income taxes payable in fiscal year 2019 due to an $8.7 million uncertain tax position that was recorded in the fourth quarter related to the Tax Act. Such account balances only increased slightly in fiscal year 2020, resulting in a change in working capital which decreased cash provided by operating activities from period to period.

Investing Activities

Net cash used in investing activities was $18.9 million for fiscal year 2020 compared to $12.7 million for fiscal year 2019. This change was significantly due to an increase of $6.0 million in capital expenditures from period to period due to manufacturing-related capital expenditures within the U.K. and the United States.

Financing Activities

Net cash used in financing activities decreased $42.3 million to $26.7 million for fiscal year 2020 from $69.0 million for fiscal year 2019, primarily due to $29.6 million in net proceeds on the Company’s revolving line of credit during fiscal year 2020, compared to $2.9 million in net repayments during fiscal year 2019. Also contributing to this decrease in total cash outflows was the suspension of treasury stock repurchases beginning in the third quarter of fiscal year 2020, which resulted in a decrease in treasury stock repurchases of $12.8 million period over period. Offsetting these decreases in cash outflows was an increase in dividends paid of $3.2 million during fiscal year 2020 compared to the prior fiscal year.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms was an increase in cash of $2.2 million in fiscal year 2020, and a decrease in cash of $2.8 million for both fiscal years 2019 and 2018. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Pound Sterling against the U.S. Dollar.

Cash Flows

Fiscal Year Ended August 31, 2019 Compared to Fiscal Year Ended August 31, 2018

For discussion related to changes in the consolidated statements of cash flows for fiscal year 2019 compared to fiscal year 2018, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019, which was filed with the SEC on October 22, 2019.

Share Repurchase Plans

The information required by this item is incorporated by reference to Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 8 — Share Repurchase Plans, included in this report.

Dividends

The Company has historically paid regular quarterly cash dividends on its common stock. In December 2019, the Board of Directors declared a 10% increase in the regular quarterly cash dividend, increasing it from $0.61 per share to $0.67 per share. On October 5, 2020, the Company’s Board of Directors declared a cash dividend of $0.67 per share payable on October 30, 2020 to shareholders of record on October 16, 2020. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table sets forth our best estimates as to the amounts and timing of minimum contractual payments for our most significant contractual obligations and commitments as of August 31, 2020 for the next five years and thereafter (in thousands). Future events could cause actual payments to differ significantly from these amounts.

	Total	1 year	2-3 years	4-5 years	Thereafter
Leases (1)	$9,402	$2,073	$2,867	$2,041	$2,421
Short-term and long-term borrowings (2)	113,898	800	1,600	97,498	14,000
Minimum purchase obligations (3)	17,008	4,494	7,740	4,774	-
Total	$140,308	$7,367	$12,207	$104,313	$16,421

(1)We were committed under non-cancellable financing and operating leases at August 31, 2020. Our financing leases were not significant as of August 31, 2020.

(2)Includes anticipated cash payments for short and long-term borrowings not inclusive of estimated interest payments, which are not expected to be material on an annual basis. For additional details on these borrowings, including ability and intent assessment on the Company’s credit facility agreement with Bank of America and debt structure changes subsequent to August 31, 2020, refer to the information set forth in Part IV—Item 15, “Exhibits, Financial Statement Schedules”, Note 8 – Debt and Note 18 – Subsequent Events. As described in Note 18, the Company amended its credit facility agreement subsequent to August 31, 2020 and extended the maturity date of this facility from March 16, 2025 to September 30, 2025. In addition, the Company refinanced a portion of its draws on this credit facility through the issuance of Series B and Series C senior notes which mature in November 2027 and November 2030, respectively. As a result, $95.9 million of borrowings that were due within 4 and 5 years from August 31, 2020 were subsequently amended or refinanced and are no longer due until a period of greater than 5 years after August 31, 2020. At this time, we are not able to estimate additional amounts we expect to borrow during fiscal year 2021 due to the uncertainty caused by the COVID-19 pandemic and its impact on our financial results and operations.

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

At August 31, 2020, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $9.4 million. For additional details on our uncertain tax positions, refer to the information set forth in Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 14 – Income Taxes. We have estimated that up to $0.4 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months.

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

Sales are recorded net of allowances for damaged goods and other sales returns, sales incentives, trade promotions and cash discounts. We apply a five-step approach in determining the amount and timing of revenue to be recognized which includes the following: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied

In determining the transaction price, management evaluates whether the price is subject to refund or adjustment related to variable consideration to determine the net consideration to which we expect to be entitled. We record estimates of variable consideration, which primarily includes rebates/other discounts (cooperative marketing programs, volume-based discounts, shelf price reductions and allowances for shelf space, charges from customers for services they provided to us related to the sale and penalties/fines charged to us by our customers for failing to adhere to contractual obligations), coupon offers, cash discount allowances, and sales returns, as a reduction of sales in the consolidated statements of operations. These estimates are based on the expected value method considering all reasonably available information, including current and past trade promotion spending patterns, status of trade promotion activities and the interpretation of historical spending trends by customer and category, customer agreements and/or currently known factors that arise in the normal course of business. We review our assumptions and adjust these estimates accordingly on a quarterly basis. Our consolidated financial statements could be materially impacted if the actual promotion rates are different from the estimated rates. If our accrual estimates for sales incentives at August 31, 2020 were to differ by 10%, the impact on net sales would be approximately $0.9 million.

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

The Company is required to make assertions on whether our foreign subsidiaries will invest their undistributed earnings indefinitely and these assertions are based on the capital needs of the foreign subsidiaries. Generally, unremitted earnings of our foreign subsidiaries are not considered to be indefinitely reinvested. However, there are exceptions regarding our newly formed subsidiary in Mexico as well as specific statutory remittance restrictions imposed on our China subsidiary. Costs associated with repatriating unremitted foreign earnings, including U.S. state income taxes and foreign withholding taxes, are immaterial to the Company’s consolidated financial statements. For additional information on income tax matters, see Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 14 — Income Taxes, included in this report.

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

There were no indicators of potential impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets for the periods ended August 31, 2020, 2019 or 2018. The Company’s review of events and circumstances included consideration of the ongoing COVID-19 pandemic.

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

Interest Rate Risk

As of August 31, 2020, the Company had a $95.9 million outstanding balance on its existing $150.0 million revolving credit facility agreement with Bank of America. This $150.0 million revolving credit facility is subject to interest rate fluctuations. Under the terms of the credit facility agreement, the Company may borrow loans in U.S. dollars or in foreign currencies from time to time until March 16, 2025. In addition, the Company had $18.0 million in fixed rate borrowings consisting of senior notes under its note purchase agreement as of August 31, 2020. On September 30, 2020, we entered into amendments to both the line of credit and note agreement and refinanced existing draws under our credit facility in the United States through the issuance of additional notes in the amount of $52.0 million. For additional details on the Company’s long-term borrowings as of August 31, 2020 and subsequent debt restructuring, refer to the information set forth in Part IV—Item 15, “Exhibits, Financial Statement Schedules”, Note 8 – Debt and Note 18 – Subsequent Events, respectively. Interest rates associated with this revolving credit facility are based on Prime and LIBOR rates. Any significant increase in the bank’s Prime rate and/or LIBOR rate could have a material effect on interest expense incurred on any borrowings outstanding under the credit facility. The U.K.’s Financial Conduct Authority has announced the LIBOR benchmark will be phased out by a target date of December, 31, 2021. Although the Company expects the contract on its revolving credit facility to be amended by this target date to include the incorporation of an alternative reference rate, the Company does not believe this anticipated event represents a material increase to its interest rate risk.

Item 8. Financial Statements and Supplementary Data

The Company’s consolidated financial statements at August 31, 2020 and 2019 and for each of the three fiscal years in the period ended August 31, 2020, and the Report of Independent Registered Public Accounting Firm, are included in Item 15 of this report.

Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly consolidated financial data (in thousands, except per share data):

	Fiscal Year Ended August 31, 2020
	1st	2nd	3rd	4th	Total
Net sales	$98,556	$100,049	$98,247	$111,646	$408,498
Gross profit	$53,543	$53,602	$53,050	$62,822	$223,017
Net Income	$12,194	$14,327	$14,524	$19,665	$60,710
Diluted earnings per common share	$0.88	$1.04	$1.06	$1.42	$4.40

	Fiscal Year Ended August 31, 2019
	1st	2nd	3rd	4th	Total
Net sales	$101,282	$101,335	$113,989	$106,744	$423,350
Gross profit	$55,831	$56,158	$62,083	$58,268	$232,340
Net Income (1)	$13,279	$15,906	$18,139	$8,584	$55,908
Diluted earnings per common share (1)	$0.95	$1.14	$1.30	$0.63	$4.02

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2020, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, management concluded that its internal control over financial reporting is effective as of August 31, 2020.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of WD-40 Company included in Item 15 of this report, has audited the effectiveness of WD-40 Company’s internal control over financial reporting as of August 31, 2020, as stated in their report included in Item 15 of this report.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended August 31, 2020, that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by this item is set forth in sections under the headings “Security Ownership of Directors and Executive Officers,” “Nominees for Election as Directors,” and “Audit Committee – Related Party Transactions Review and Oversight” in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2020 Annual Meeting of Stockholders on December 8, 2020 (“Proxy Statement”), which information is incorporated by reference herein. Additional information concerning executive officers of the Registrant required by this item is included in this report following Item 4 of Part I under the heading, "Executive Officers of the Registrant."

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

Item 11. Executive Compensation

Information required by this item is incorporated by reference to sections of the Proxy Statement under the headings “Board of Directors Compensation” (and the table following such section), “Compensation Committee - Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” (and the compensation tables following such section), “Supplemental Death Benefit Plans and Supplemental Insurance Benefits,” “Change of Control Severance Agreements” and “CEO Pay Ratio.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this item is incorporated by reference to the Proxy Statement under the headings “Principal Security Holders” and “Security Ownership of Directors and Executive Officers.”

Equity Compensation Plan Information

The following table provides information regarding shares of the Company’s common stock authorized for issuance under equity compensation plans as of August 31, 2020:

Number of securities
remaining available for
	Number of securities to			future issuance under
	be issued upon exercise		Weighted-average exercise	equity compensation plans
	of outstanding options,		price of outstanding options	(excluding securities
	warrants and rights		warrants and rights	reflected in column (a))
	(a)		(b)	(c)
Plan category
Equity compensation plans
approved by security holders	148,186	(1)	$-	627,742
Equity compensation plans not
approved by security holders	n/a		n/a	n/a
	148,186	(1)	$-	627,742

(1) Includes 86,154 securities to be issued pursuant to outstanding restricted stock units; 39,118 securities to be issued pursuant to outstanding market share units (“MSUs”) based on 100% of the target number of MSU shares to be issued upon achievement of the applicable performance measure specified for such MSUs; and 22,914 securities to be issued pursuant to outstanding deferred performance units (“DPUs”) based on 100% of the maximum number of DPU shares to be issued upon achievement of the applicable performance measure specified for such DPUs.

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

Material Contracts.

Executive Compensation Plans and Arrangements (Exhibits 10(a) through 10(s) are management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(b)).

10(a)	WD-40 Company 2016 Stock Incentive Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 3, 2016, Appendix A thereto.

10(b)	WD-40 Directors’ Compensation Policy and Election Plan dated October 7, 2019, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2019, Exhibit 10(b) thereto.

10(c)	Form of Indemnity Agreement between the Registrant and its executive officers and directors, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2013, Exhibit 10(d) thereto.

10(d)	Form of Restricted Stock Unit Agreement for grants of Restricted Stock Units to Executive Officers in fiscal years 2018, 2019 and 2020.

10(e)	Form of Market Share Unit Award Agreement for grants of Market Share Units to Executive Officers in fiscal years 2018, 2019 and 2020.

10(f)	Form of Deferred Performance Unit Award Agreement for grants of Deferred Performance Units to Executive Officers.

10(g)	Form of Restricted Stock Unit Agreement for grants of Restricted Stock Units to Executive Officers in fiscal year 2021.

10(h)	Form of Market Share Unit Award Agreement for grants of Market Share Units to Executive Officers in fiscal year 2021.

10(i)	Form of Performance Share Unit Restricted Stock Award Agreement for grants of Performance Share Units to Executive Officers in fiscal year 2021.

10(j)	WD-40 Company 2017 Performance Incentive Compensation Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 2, 2017, Appendix A thereto.

10(k)

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

10(n)

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

10(p)

Change of Control Severance Agreement between WD-40 Company and Geoffrey J. Holdsworth dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-K filed October 23, 2017, Exhibit 10(r) thereto.

10(q)

Change of Control Severance Agreement between WD-40 Company and William B. Noble dated February 14, 2006, incorporated by reference from the Registrant’s Form 10-K filed October 23, 2017, Exhibit 10(s) thereto.

10(r)

Change of Control Severance Agreement between WD-40 Company and Steven Brass dated June 22, 2016, incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2017, Exhibit 10(c) thereto.

10(s)

Change of Control Severance Agreement between WD-40 Company and Patricia Q. Olsem dated October 8, 2019, incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2020, Exhibit 10(a) thereto.

10(t)	Credit Agreement dated June 17, 2011 among WD-40 Company and Bank of America, N.A.,incorporated by reference from the Registrant’s Form 10-K filed October 23, 2017, Exhibit 10(u) thereto.

10(u)

First Amendment to Credit Agreement dated January 7, 2013 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2013, Exhibit 10(b) thereto.

10(v)

Second Amendment to Credit Agreement dated May 13, 2015 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K/A filed May 18, 2015, Exhibit 10(a) thereto.

10(w)

Third Amendment to Credit Agreement dated November 16, 2015 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed November 19, 2015, Exhibit 10(a) thereto.

10(x)

Fourth Amendment to Credit Agreement dated September 1, 2016 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed September 2, 2016, Exhibit 10(a) thereto.

10(y)

Fifth Amendment to Credit Agreement dated November 15, 2017 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed November 17, 2018, Exhibit 10(b) thereto.

10(z)

Sixth Amendment to Credit Agreement dated February 23, 2018 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed February 27, 2018, Exhibit 10(c) thereto.

10(aa)

Seventh Amendment to Credit Agreement dated January 22, 2019 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed January 25, 2019, Exhibit 10(a) thereto.

10(ab)	Credit Agreement dated March 16, 2020 among WD-40 Company and Bank of America, incorporated by reference from the Registrant’s Form 8-K filed March 20, 2020, Exhibit 10(a) thereto.

10(ac)

Form of Acknowledgement Letter Agreement dated April 8, 2020 among WD-40 Company and Bank of America, incorporated by reference from the Registrant’s Form 10-Q filed April 9, 2020, Exhibit 10(d) thereto.

10(ad)

First Amendment to Credit Agreement dated September 30, 2020 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed October 6, 2020, Exhibit 10(a) thereto.

10(ae)

Note Purchase and Private Shelf Agreement dated November 15, 2017 among WD-40 Company and Prudential and certain Note Purchasers, incorporated by reference from the Registrant’s Form 8-K filed November 17, 2017, Exhibit 10(a) thereto.

10(af)

First Amendment to Note Purchase Agreement dated February 23, 2018 among WD-40 Company and Prudential and certain Note Purchasers, incorporated by reference from the Registrant’s Form 8-K filed February 27, 2018, Exhibit 10(b) thereto.

10(ag)

Second Amendment to Note Purchase and Private Shelf Agreement dated March 16, 2020 among WD-40 Company and Prudential and certain Note Purchasers, incorporated by reference from the Registrant’s Form 8-K filed March 20, 2020, Exhibit 10(b) thereto.

10(ah)

Form of Limited Consent Letter Agreement dated April 8, 2020 among WD-40 Company and Prudential and certain Note Purchasers, incorporated by reference from the Registrant’s Form 10-Q filed April 9, 2020, Exhibit 10(e) thereto.

10(ai)

Third Amendment to Note Purchase and Private Shelf Agreement dated September 30, 2020 among WD-40 Company and Prudential and certain Note Purchasers, incorporated by reference from the Registrant’s Form 8-K filed October 6, 2020, Exhibit 10(e) thereto.

10(aj)	Series B Senior Notes dated September 30, 2020, incorporated by reference from the Registrant’s Form 8-K filed October 6, 2020, Exhibit 10(f) thereto.

10(ak)	Series C Senior Notes dated September 30, 2020, incorporated by reference from the Registrant’s Form 8-K filed October 6, 2020, Exhibit 10(g) thereto.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm dated October 21, 2020.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from WD-40 Company’s Annual report on Form 10-K for the fiscal year ended August 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (ii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Balance Sheet, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020, formatted in iXBRL and contained in Exhibit 101.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WD-40 COMPANY
Registrant

/s/ JAY W. REMBOLT
JAY W. REMBOLT
Vice President, Finance
Treasurer and Chief Financial Officer
Date: October 21, 2020

/s/ RAE ANN PARTLO
RAE ANN PARTLO
Vice President and Corporate Controller
Principal Accounting Officer
Date: October 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GARRY O. RIDGE
GARRY O. RIDGE
Chief Executive Officer and Director
(Principal Executive Officer)
Date: October 21, 2020

/s/ DANIEL T. CARTER
DANIEL T. CARTER, Director
Date: October 21, 2020

/s/ MELISSA CLAASSEN
MELISSA CLAASSEN, Director
Date: October 21, 2020

/s/ ERIC P. ETCHART
ERIC P. ETCHART, Director
Date: October 21, 2020

/s/ TREVOR I. MIHALIK
TREVOR I. MIHALIK, Director
Date: October 21, 2020

/s/ GRACIELA I. MONTEAGUDO
GRACIELA I. MONTEAGUDO, Director
Date: October 21, 2020

/s/ DAVID B. PENDARVIS
DAVID B. PENDARVIS, Director
Date: October 21, 2020

/s/ DANIEL E. PITTARD
DANIEL E. PITTARD, Director
Date: October 21, 2020

/s/ GREGORY A. SANDFORT
GREGORY A. SANDFORT, Director
Date: October 21, 2020

/s/ ANNE G. SAUNDERS
ANNE G. SAUNDERS, Director
Date: October 21, 2020

/s/ NEAL E. SCHMALE
NEAL E. SCHMALE, Director
Date: October 21, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WD-40 Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of WD-40 Company and its subsidiaries as of August 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of August 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Rebates - Cooperative Marketing Program Accruals

As described in Notes 2 and 11 to the consolidated financial statements, sales are recorded net of allowances for damaged goods and other sales returns, sales incentives, trade promotions and cash discounts. In determining the transaction price, management evaluates whether the price is subject to refund or adjustment related to variable consideration to determine the net consideration to which the Company expects to be entitled. The Company records estimates of variable consideration, which primarily includes rebates/other discounts (cooperative marketing programs, volume-based discounts, shelf price reductions and allowances for shelf space, charges from customers for services they provide to the Company related to the sale and penalties/fines charged to the Company by customers associated with failing to adhere to contractual obligations), coupon offers, cash discount allowances, and sales returns, as a reduction of sales in its consolidated statements of operations. These estimates are based on the expected value method considering all reasonably available information, including current and past trade promotion spending patterns, status of trade promotion activities, the interpretation of historical spending trends by customer and category, customer agreements and/or currently known factors that arise in the normal course of business. Management reviews its assumptions and adjusts these estimates accordingly on a quarterly basis. As of August 31, 2020, the Company had a $7.5 million balance in rebate/other discount liabilities, which are included in accrued liabilities on the Company’s consolidated balance sheet, and recorded approximately $20.7 million in rebates/other discounts as a reduction to sales during fiscal year 2020.

The principal considerations for our determination that performing procedures relating to the cooperative marketing program accruals is a critical audit matter are (i) the significant judgment by management to estimate the cooperative marketing program accruals, which in turn led to a high degree of auditor judgment in performing procedures to evaluate the status of trade promotion activities within the cooperative marketing program accruals, and (ii) the high level of audit effort and subjectivity in performing procedures to evaluate the current and past trade promotion spending patterns and the status of trade promotion activities used to determine the cooperative marketing program accruals.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the estimation of cooperative marketing program accruals, which related to controls over the current and past trade promotion spending patterns and the status of trade promotion activities used in management’s estimate. These procedures also included, among others, (i) testing management’s process to estimate the cooperative marketing program accruals, including evaluating the appropriateness of the expected value method, testing the completeness, accuracy and relevance of underlying data used, including the current and past trade promotion spending patterns, and evaluating the reasonableness of the status of the trade promotion activities assumption considering the overall business environment, and (ii) evaluating the completeness of offers made to customers for potential promotional activities, which may require accrual as of period end.

/s/ PricewaterhouseCoopers LLP

San Diego, California

October 21, 2020

We have served as the Company’s auditor since at least 1972. We have not been able to determine the specific year we began serving as auditor of the Company.

WD-40 COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	August 31,	August 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$56,462	$27,233
Trade accounts receivable, less allowance for doubtful
accounts of $362 and $300 at August 31, 2020
and 2019, respectively	80,672	72,864
Inventories	41,264	40,682
Other current assets	6,756	7,216
Total current assets	185,154	147,995
Property and equipment, net	60,759	45,076
Goodwill	95,731	95,347
Other intangible assets, net	8,633	10,652
Operating lease right-of-use assets	8,168	-
Deferred tax assets, net	464	403
Other assets	3,728	3,189
Total assets	$362,637	$302,662

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$21,676	$18,727
Accrued liabilities	21,660	18,513
Accrued payroll and related expenses	14,767	15,301
Short-term borrowings	800	21,205
Income taxes payable	1,213	844
Total current liabilities	60,116	74,590
Long-term borrowings	113,098	60,221
Deferred tax liabilities, net	11,291	11,688
Long-term operating lease liabilities	6,520	-
Other long-term liabilities	11,299	10,688
Total liabilities	202,324	157,187

Commitments and Contingencies (Note 13)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,812,685 and 19,773,977 shares issued at August 31, 2020 and 2019, respectively; and 13,664,786 and 13,718,661 shares outstanding at
August 31, 2020 and 2019, respectively	20	20
Additional paid-in capital	157,850	155,132
Retained earnings	398,731	374,060
Accumulated other comprehensive income (loss)	(28,208)	(32,482)
Common stock held in treasury, at cost ― 6,147,899 and 6,055,316
shares at August 31, 2020 and 2019, respectively	(368,080)	(351,255)
Total shareholders' equity	160,313	145,475
Total liabilities and shareholders' equity	$362,637	$302,662

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended August 31,
	2020	2019	2018

Net sales	$408,498	$423,350	$408,518
Cost of products sold	185,481	191,010	183,255
Gross profit	223,017	232,340	225,263

Operating expenses:
Selling, general and administrative	121,980	123,946	121,394
Advertising and sales promotion	21,606	23,306	22,314
Amortization of definite-lived intangible assets	2,211	2,706	2,951
Total operating expenses	145,797	149,958	146,659

Income from operations	77,220	82,382	78,604

Other (expense) income:
Interest income	93	155	454
Interest expense	(2,439)	(2,541)	(4,219)
Other income (expense), net	641	774	339
Income before income taxes	75,515	80,770	75,178
Provision for income taxes	14,805	24,862	9,963
Net income	$60,710	$55,908	$65,215

Earnings per common share:
Basic	$4.41	$4.03	$4.65
Diluted	$4.40	$4.02	$4.64

Shares used in per share calculations:
Basic	13,691	13,799	13,929
Diluted	13,719	13,830	13,962

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended August 31,
	2020	2019	2018

Net income	$60,710	$55,908	$65,215
Other comprehensive income (loss):
Foreign currency translation adjustment	4,274	(4,748)	439
Total comprehensive income	$64,984	$51,160	$65,654

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2017	19,688,238	$20	$150,692	$315,764	$(28,075)	5,704,055	$(299,014)	$139,387
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	41,536		(1,607)					(1,607)
Stock-based compensation			4,195					4,195
Cash dividends ($2.11 per share)				(29,585)				(29,585)
Acquisition of treasury stock						175,306	(22,616)	(22,616)
Foreign currency translation adjustment					439			439
Cumulative effect of change in accounting principle			189	(128)				61
Net income				65,215				65,215
Balance at August 31, 2018	19,729,774	$20	$153,469	$351,266	$(27,636)	5,879,361	$(321,630)	$155,489
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	44,203		(2,783)					(2,783)
Stock-based compensation			4,446					4,446
Cash dividends ($2.37 per share)				(32,889)				(32,889)
Acquisition of treasury stock						175,955	(29,625)	(29,625)
Foreign currency translation adjustment					(4,748)			(4,748)
Cumulative effect of change in accounting principle				(225)	(98)			(323)
Net income				55,908				55,908
Balance at August 31, 2019	19,773,977	$20	$155,132	$374,060	$(32,482)	6,055,316	$(351,255)	$145,475
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	38,708		(2,640)					(2,640)
Stock-based compensation			5,358					5,358
Cash dividends ($2.62 per share)				(36,039)				(36,039)
Acquisition of treasury stock						92,583	(16,825)	(16,825)
Foreign currency translation adjustment					4,274			4,274
Net income				60,710				60,710
Balance at August 31, 2020	19,812,685	$20	$157,850	$398,731	$(28,208)	6,147,899	$(368,080)	$160,313

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended August 31,
	2020	2019	2018
Operating activities:
Net income	$60,710	$55,908	$65,215
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	7,701	7,593	7,800
Net gains on sales and disposals of property and equipment	(124)	(99)	(164)
Deferred income taxes	(509)	(4)	(7,186)
Stock-based compensation	5,358	4,446	4,195
Unrealized foreign currency exchange losses (gains), net	265	651	(302)
Provision for bad debts	134	67	121
Changes in assets and liabilities:
Trade accounts receivable	(4,499)	(7,318)	(5,635)
Inventories	555	(4,800)	(1,299)
Other assets	232	5,802	(5,353)
Operating lease assets and liabilities, net	233	-	-
Accounts payable and accrued liabilities	2,725	(7,948)	6,107
Accrued payroll and related expenses	(1,042)	879	590
Other long-term liabilities and income taxes payable	925	7,674	733
Net cash provided by operating activities	72,664	62,851	64,822

Investing activities:
Purchases of property and equipment	(19,307)	(13,282)	(12,356)
Proceeds from sales of property and equipment	362	383	458
Purchases of intangible assets	-	-	(175)
Purchases of short-term investments	-	-	(83,704)
Maturities of short-term investments	-	219	166,984
Net cash provided by (used in) investing activities	(18,945)	(12,680)	71,207

Financing activities:
Treasury stock purchases	(16,825)	(29,625)	(22,616)
Dividends paid	(36,039)	(32,889)	(29,585)
Proceeds from issuance of common stock	-	-	215
Proceeds from issuance of long-term senior notes	-	-	20,000
Repayments of long-term senior notes	(800)	(800)	(400)
Net proceeds (repayments) from revolving credit facility	29,595	(2,912)	(87,200)
Shares withheld to cover taxes upon conversion of equity awards	(2,640)	(2,783)	(1,823)
Net cash used in financing activities	(26,709)	(69,009)	(121,409)
Effect of exchange rate changes on cash and cash equivalents	2,219	(2,795)	(2,836)
Net increase (decrease) in cash and cash equivalents	29,229	(21,633)	11,784
Cash and cash equivalents at beginning of period	27,233	48,866	37,082
Cash and cash equivalents at end of period	$56,462	$27,233	$48,866

Supplemental cash flow information:
Cash paid for:
Interest	$2,259	$2,199	$4,286
Income taxes, net of tax refunds received	$12,569	$16,879	$10,478

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

The Company’s brands are sold in various locations around the world. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”) and Australia. The Company’s products are sold primarily through warehouse club stores, hardware stores, automotive parts outlets, industrial distributors and suppliers, mass retail and home center stores, value retailers, grocery stores, online retailers, farm supply, sport retailers, and independent bike dealers.

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

COVID-19 Considerations

The COVID-19 pandemic has adversely impacted global economic conditions and has contributed to significant volatility in financial markets beginning in early calendar year 2020, as described in the “Significant Developments” section included in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although the Company’s current estimates contemplate current conditions, the inputs into certain of the Company’s significant and critical accounting estimates include judgments and assumptions about the economic implications of the COVID-19 pandemic and how management expects them to change in the future, as appropriate. It is reasonably possible that actual results experienced may differ materially from the Company’s estimates in future periods, which could materially affect our results of operations and financial condition.

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

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance for doubtful accounts based on historical write-off experience and the identification of specific balances deemed uncollectible. Trade accounts receivable are charged against the allowance when the Company believes it is probable that the trade accounts receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers. Allowance for doubtful accounts related to the Company’s trade accounts receivable were not significant at August 31, 2020 and 2019.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon estimated useful lives of ten to forty years for buildings and improvements, three to fifteen years for machinery and equipment, three to five years for vehicles, three to ten years for furniture and fixtures, three to seven years for R&D lab equipment and office equipment and three to five years for software and computer equipment. The useful lives of major on-premises information system installations such as implementations of enterprise resource planning (“ERP”) systems are determined on an individual basis. Depreciation expense totaled $5.5 million, $4.9 million and $4.8 million for fiscal years 2020, 2019 and 2018, respectively. These amounts include equipment depreciation expense which is recognized as cost of products sold and totaled $1.4 million in fiscal year 2020, and $1.1 million for the fiscal years 2019 and 2018, respectively.

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

Leases

In fiscal year 2020, the Company adopted Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842 or “ASC 842”). Prior period amounts have not been restated and continue to be reported in accordance with the Company’s historical accounting policies. The Company leases real estate for its regional sales offices, a research and development facility, and offices located at its international subsidiaries and branch locations. In addition, the Company leases a fleet of automobiles. The Company has also identified warehouse leases within certain third-party distribution center service contracts. To determine if a contract contains a lease, the Company assesses its contracts and determines if there is an identified asset for which the Company has obtained the right to control, as defined in ASC 842. Right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized over the term of the lease. As the Company’s leases typically do not contain a readily determinable implicit rate, the Company determines the present value of the lease liability using its estimated secured incremental borrowing rate at the lease commencement date based on the lease term and the currency of the lease on a collateralized basis.

Lease agreements may contain rent escalation clauses, renewal or termination options, and rent holidays, amongst other features. ROU assets include amounts for scheduled rent increases. The lease term includes the non-cancelable period of the lease and options to extend or terminate the lease when it is reasonably certain the Company will exercise those options, and is reviewed in subsequent periods if a triggering event occurs. The Company has made the accounting policy election to use certain ongoing practical expedients made available by ASC 842 to: (i) not separate lease components from nonlease components for real estate – office buildings, machinery and equipment, lab equipment, office equipment, furniture and fixtures, and IT equipment; and (ii) exclude leases with an initial term of 12 months or less (“short-term” leases) from the consolidated balance sheets and will recognize related lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

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

When testing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. If, after assessing qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative test is unnecessary. Otherwise, a quantitative test is performed to identify the potential impairment and to measure the amount of goodwill impairment, if any. The Company also performs a quantitative assessment periodically, regardless of the results of the qualitative assessments. Any required impairment losses are recorded as a reduction in the carrying amount of the related asset and charged to results of operations. No goodwill impairments were identified by the Company during fiscal years 2020, 2019 or 2018.

Long-lived Assets

The Company’s long-lived assets consist of property and equipment and definite-lived intangible assets. Long-lived assets are depreciated or amortized, as applicable, on a straight-line basis over their estimated useful lives. The Company assesses for potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and/or its remaining useful life may no longer be appropriate. Any required impairment loss would be measured as the amount by which the asset’s carrying amount exceeds its fair value, which is the amount at which the asset could be bought or sold in a current transaction between willing market participants and would be recorded as a reduction in the carrying amount of the related asset and a charge to results of operations. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. No impairments to its long-lived assets were identified by the Company during fiscal years 2020, 2019 or 2018.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of August 31, 2020, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents, short-term investments and short-term borrowings are recorded at cost, which approximates their fair values, based on Level 2 inputs, primarily due to their short-term maturities. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $20.9 million as of August 31, 2020, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to its carrying value of $18.0 million. During the fiscal years ended August 31, 2020, 2019 and 2018, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

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

Insurance Coverage

The Company carries insurance policies to cover insurable risks such as property damage, business interruption, product liability, workers’ compensation and other risks, with coverage and other terms that it believes to be adequate and appropriate. These policies may be subject to applicable deductible or retention amounts, coverage limitations and exclusions. The Company does not maintain self-insurance with respect to its material risks; therefore, the Company has not provided for self-insurance reserves as of August 31, 2020 and 2019.

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

In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment related to variable consideration to determine the net consideration to which the Company expects to be entitled. The Company records estimates of variable consideration, which primarily includes rebates/other discounts (cooperative marketing programs, volume-based discounts, shelf price reductions and allowances for shelf space, charges from customers for services they provided to us related to the sale and penalties/fines charged to us by customers associated with failing to adhere to contractual obligations), coupon offers, cash discount allowances, and sales returns, as a reduction of sales in its consolidated statements of operations. These estimates are based on the expected value method considering all reasonably available information, including current and past trade promotion spending patterns, status of trade promotion activities, the interpretation of historical spending trends by customer and category, customer agreements and/or currently known factors that arise in the normal course of business. The Company reviews its assumptions and adjusts these estimates accordingly on a quarterly basis.

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

Shipping and Handling Costs

Shipping and handling costs associated with in-bound freight and movement of product from third-party contract manufacturers to the Company’s third-party distribution centers are capitalized in the cost of inventory and subsequently included in cost of sales when recognized in the statement of operations. Shipping and handling costs associated with out-bound transportation are included in selling, general and administrative expenses and are recorded at the time of shipment of product to the Company’s customers. Out-bound shipping and handling costs were $12.9 million, $16.3 million and $17.7 million for fiscal years 2020, 2019 and 2018, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses are expensed as incurred. Advertising and sales promotion expenses include costs associated with promotional activities that the Company pays to third parties, which include costs for advertising (television, print media and internet), administration of coupon programs, consumer promotions, product demonstrations, public relations, agency costs, package design expenses and market research costs. Advertising and sales promotion expenses also include product samples which are given to customers and are initiated by the Company and costs associated with shared marketing fund programs that the Company has in place with its marketing distributor customers. Total advertising and sales promotion expenses were $21.6 million, $23.3 million and $22.3 million for fiscal years 2020, 2019 and 2018, respectively.

Research and Development

The Company is involved in research and development efforts that include the ongoing development or innovation of new products and the improvement, extension or renovation of existing products or product lines. All research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses were $6.0 million, $6.5 million and $7.0 million in fiscal years 2020, 2019 and 2018, respectively. These expenses include costs associated with general research and development activities, as well as those associated with internal staff, overhead, design testing, market research and consultants.

Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax liability or asset is established for the expected future tax consequences resulting from the differences in financial reporting and tax basis of assets and liabilities. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. In addition to valuation allowances, the Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the authoritative guidance on income taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. The Company recognizes accrued interest and penalties related to uncertain tax positions as a component of income tax expense.

The Company is required to make assertions on whether its foreign subsidiaries will invest their undistributed earnings indefinitely and these assertions are based on the capital needs of the foreign subsidiaries. Generally, unremitted earnings of the Company’s foreign subsidiaries are not considered to be indefinitely reinvested. However, there are exceptions regarding the Company’s newly formed subsidiary in Mexico as well as specific statutory remittance restrictions imposed on the Company’s China subsidiary. Costs associated with repatriating unremitted foreign earnings, including U.S. state income taxes and foreign withholding taxes, are immaterial to the Company’s consolidated financial statements. For additional information on income tax matters, see Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 14 — Income Taxes, included in this report.

Foreign Currency

The Company translates the assets and liabilities of its foreign subsidiaries into U.S. Dollars at current rates of exchange in effect at the end of the reporting period. Income and expense items are translated at rates that approximate the rates in effect at the transaction date. Gains and losses from translation are included in accumulated other comprehensive income or loss. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included as other income in the Company’s consolidated statements of operations. The Company had $0.4 million, $0.6 million and $0.1 million of net gains in foreign currency transactions in fiscal years 2020, 2019 and 2018, respectively.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized in other income (expense), net in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At August 31, 2020, the Company had a notional amount of $12.8 million outstanding in foreign currency forward contracts, which matured in September 2020. Unrealized net gains and losses related to foreign currency forward contracts were not significant at August 31, 2020 or 2019. Realized net losses related to foreign currency forward contracts were not significant for the fiscal years ended August 31, 2020 and 2019, respectively. Both unrealized and realized net gains and losses are recorded in other income on the Company’s consolidated statements of operations.

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

The Company does not currently grant stock options and the last outstanding stock options were settled in the first quarter of fiscal year 2018. The fair values of restricted stock unit awards and deferred performance unit awards are based on the fair value of the Company’s common stock on the date that such awards are granted. The fair value of market share unit awards is determined using a Monte Carlo simulation model. For the deferred performance unit awards, the Company adjusts the compensation expense over the service period based upon the expected achievement level of the applicable performance condition. As the grant date fair value of market share unit awards reflects the probabilities of the actual number of such awards expected to vest, compensation expense for such awards is not adjusted based on the expected achievement level of the applicable performance condition. The Company records any excess tax benefits or deficiencies from settlements of its stock-based equity awards within the provision for income taxes on the Company’s consolidated statements of operations in the reporting periods in which the settlement of the equity awards occur.

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

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases” under ASC 842, which supersedes lease accounting and disclosure requirements in ASC 840. The new standard establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for leases with fixed payment obligations and terms longer than twelve months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that reporting period. The Company adopted this new guidance on September 1, 2019 following the optional transition method described in ASU No. 2018-11, “Leases – Targeted

Improvements” which was issued in July 2018, rather than the original modified retrospective approach that required entities to apply the guidance at the beginning of the earliest period presented in the financial statements. Under the optional transition method, entities shall recognize the cumulative effect of initially applying the guidance as an adjustment to the opening balance of retained earnings on September 1, 2019. Therefore, the requirements of this guidance only apply for periods presented after the date of adoption and does not affect comparative periods.

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

During the implementation of this new standard, management was focused principally on, but not limited to, developing a complete inventory of the Company’s lease contracts and the terms and conditions contained within these contracts to appropriately account for them under the new lease model. Additionally, the Company has implemented updates to its accounting policies, business processes, systems and internal controls in support of adopting this new standard. Upon adoption on September 1, 2019, the Company recorded operating lease assets of $9.0 million and lease liabilities of $9.2 million in the Company’s consolidated balance sheets. The standard did not have a material impact on the consolidated statements of operations or cash flows. Upon adoption, the cumulative effect of initially applying the guidance was insignificant and therefore no adjustment to the opening balance of retained earnings was made on September 1, 2019. See Note 6 – Leases for additional information and incremental disclosures related to the adoption of this standard.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform” under ASC 848, intended to provide temporary optional expedients and exceptions to U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. This guidance was effective beginning on March 12, 2020, and the Company may apply the amendments prospectively to contract modifications made or relationships entered into or evaluated through December 31, 2022. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements in the current period, but we will continue to evaluate the impacts of this guidance on future contract modifications.

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

Note 3. Inventories

Inventories consisted of the following (in thousands):

	August 31,	August 31,
	2020	2019
Product held at third-party contract manufacturers	$4,393	$3,175
Raw materials and components	5,034	4,367
Work-in-process	385	257
Finished goods	31,452	32,883
Total	$41,264	$40,682

Note 4. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	August 31,	August 31,
	2020	2019
Machinery, equipment and vehicles	$20,434	$19,356
Buildings and improvements	28,271	17,391
Computer and office equipment	5,420	5,328
Software	9,959	10,189
Furniture and fixtures	2,641	2,039
Capital in progress	21,939	16,747
Land	4,374	3,444
Subtotal	93,038	74,494
Less: accumulated depreciation and amortization	(32,279)	(29,418)
Total	$60,759	$45,076

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

Note 5. Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2018	$85,449	8,962	1,210	95,621
Translation adjustments	(29)	(245)	-	(274)
Balance as of August 31, 2019	85,420	8,717	1,210	95,347
Translation adjustments	41	343	-	384
Balance as of August 31, 2020	$85,461	$9,060	$1,210	$95,731

During the second quarter of fiscal year 2020, the Company performed its annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as required by the authoritative guidance as of the Company’s most recent goodwill impairment testing date, December 1, 2019. The Company performed a quantitative assessment for each of its reporting units to determine whether the fair value of any of the reporting units were less than their carrying amounts. The Company determined the fair value of its reporting units in the analysis by following the income approach which uses a discounted cash flow methodology. When using the discounted cash flow methodology, the fair value of each of the reporting units is based on the present value of the estimated future cash flows of each of the respective reporting units. The discounted cash flow methodology also requires management to make assumptions about certain key inputs in the estimated cash flows, including long-term sales forecasts or growth rates, terminal growth rates and discount rates, all of which are inherently uncertain. The Company determined that a discount rate of 7% and a terminal growth rate of 2% was appropriate to use in the analysis for all of its reporting units. The forecast of future cash flows was based on historical data and management’s best estimates of sales growth rates and operating margins for each reporting unit for the next five fiscal years. The discount rate used was based on the current weighted-average cost of capital for the Company. As these assumptions are largely unobservable, the estimate of fair value analysis falls within Level 3 of the fair value hierarchy. Based on the results of the quantitative analysis, the Company determined that the estimated fair value of each of its reporting units significantly exceeded their respective carrying values. As a result, the Company concluded that no impairment of its goodwill existed as of December 1, 2019. The estimated fair value of each of the Company’s reporting units exceeded their respective carrying values so significantly that an impairment charge to the Company’s goodwill balances is remote, even in the event that the impacts of the novel coronavirus (“COVID-19”) pandemic significantly lower results in future periods. As a result, the Company concluded that there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to December 1, 2019 through August 31, 2020. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

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

	August 31,	August 31,
	2020	2019
Gross carrying amount	$36,363	$35,531
Accumulated amortization	(27,730)	(24,879)
Net carrying amount	$8,633	$10,652

There has been no impairment charge for the period ended August 31, 2020 as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets. The Company’s review of events and circumstances included consideration of the ongoing COVID-19 pandemic.

Changes in the carrying amounts of definite-lived intangible assets by segment are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2018	$10,644	2,869	-	$13,513
Amortization expense	(2,243)	(463)	-	(2,706)
Translation adjustments	-	(155)	-	(155)
Balance as of August 31, 2019	8,401	2,251	-	10,652
Amortization expense	(1,848)	(363)	-	(2,211)
Translation adjustments	-	192	-	192
Balance as of August 31, 2020	$6,553	$2,080	$-	$8,633

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based
Fiscal year 2021	$1,271	$170
Fiscal year 2022	1,271	170
Fiscal year 2023	1,025	-
Fiscal year 2024	1,019	-
Fiscal year 2025	941	-
Thereafter	2,766	-
Total	$8,293	$340

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

The Company records right-of-use assets and lease liabilities on its consolidated balance sheets for leases with an expected term greater than one year. The lease term includes the committed lease term, also taking into account early termination and renewal options that management is reasonably certain to exercise. For leases that do not have a readily determinable implicit rate, the Company uses its estimated secured incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments. The Company’s estimated secured incremental borrowing rate is determined using a portfolio approach based on the rate of interest the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate in the currency of the lease. As of August 31, 2020, finance leases were not significant and all leases recorded on the Company’s consolidated balances sheets were operating leases. Residual value guarantees, restrictions, covenants, sublease income, net gains or losses from sale and leaseback transactions, and transactions with related parties associated with leases are also not significant. The Company has made the accounting policy election to use certain ongoing practical expedients made available by ASC 842 to: (i) not separate lease components from nonlease components for real estate – office buildings, machinery and equipment, lab equipment, office equipment, furniture and fixtures, and IT equipment; and (ii) exclude leases with an initial term of 12 months or less (“short-term” leases) from the consolidated balance sheets and will recognize related lease payments in the consolidated statements of operations on a straight-line basis over the lease term. However, the Company had no significant short-term leases as of August 31, 2020.

Upon adoption of ASC 842 on September 1, 2019, the Company recorded operating lease assets of $9.0 million and lease liabilities of $9.2 million in the Company’s consolidated balance sheets. The adoption of this standard did not have a material impact on retained earnings, the consolidated statements of operations or cash flows. The Company obtained no significant additional right-of-use assets in exchange for lease obligations during the fiscal year ended August 31, 2020.

The Company recorded $2.0 million in lease expense during the fiscal year ended August 31, 2020. This lease expense was included in selling, general and administrative expenses. An insignificant amount of lease expense was classified within cost of products sold for the fiscal year ended August 31, 2020. During the fiscal year ended August 31, 2020, the Company paid cash of $1.9 million related to lease liabilities. Variable lease expense under the Company’s lease agreements was not significant for the fiscal year ended August 31, 2020. As of August 31, 2020, the weighted-average remaining lease term was 6.8 years and the weighted-average discount rate was 3.1% for the Company’s operating leases. There were no leases that had not yet commenced as of August 31, 2020 that will create additional significant rights and obligations for the Company.

Right-of-use assets and lease liabilities consisted of the following (in thousands):

August 31,
2020
Assets:
Operating lease right-of-use assets	$8,168

Liabilities:
Current operating lease liabilities(1)	1,840
Long-term operating lease liabilities	6,520
Total operating lease liabilities	$8,360

(1)Current operating lease liabilities are classified in accrued liabilities on the Company’s condensed consolidated balance sheet.

The Company’s maturities of its operating lease liabilities, including early termination and renewal options that management is reasonably certain to exercise, are as follows as of August 31, 2020 (in thousands):

Operating
Leases
Fiscal year 2021	2,073
Fiscal year 2022	1,610
Fiscal year 2023	1,257
Fiscal year 2024	1,151
Fiscal year 2025	890
Thereafter	2,421
Total undiscounted future cash flows	$9,402
Less: Interest	(1,042)
Present value of lease liabilities	$8,360

Future fiscal year minimum payments under non-cancelable operating leases in accordance with ASC 840 as of August 31, 2019 are as follows (in thousands):

Operating
Leases
Fiscal year 2020	$1,988
Fiscal year 2021	1,470
Fiscal year 2022	827
Fiscal year 2023	348
Fiscal year 2024	975
Thereafter	932
Total undiscounted future cash flows	$6,540

Note 7. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	August 31,	August 31,
	2020	2019
Accrued advertising and sales promotion expenses	$10,787	$10,438
Accrued professional services fees	1,761	1,744
Accrued sales taxes and other taxes	1,751	1,418
Short-term operating lease liability	1,840	-
Other (1)	5,521	4,913
Total	$21,660	$18,513

(1)At August 31, 2019, other accrued liabilities on the balance sheet included £1.4 million Pound Sterling ($1.7 million in U.S. Dollars as converted at exchange rates as of August 31, 2019) associated with capital costs related to buildout costs of the Company’s new office building in Milton Keynes, England. This new office building houses employees of the Company’s EMEA segment that are based in the United Kingdom.

Accrued payroll and related expenses consisted of the following (in thousands):

	August 31,	August 31,
	2020	2019
Accrued incentive compensation	$5,702	$7,259
Accrued payroll	4,396	3,454
Accrued profit sharing	2,726	2,503
Accrued payroll taxes	1,446	1,566
Other	497	519
Total	$14,767	$15,301

Note 8. Debt

As of August 31, 2020, the Company held borrowings under two separate agreements as detailed below.

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

The Series A Notes bear interest at 3.39% per annum and will mature on November 15, 2032, unless earlier paid by the Company. Principal payments are required semi-annually in May and November of each year in equal installments of $0.4 million through May 15, 2032, and the remaining outstanding principal in the amount of $8.4 million will become due on November 15, 2032. Interest is also payable semi-annually in May and November of each year. During the fiscal year ended August 31, 2020, the Company repaid $0.8 million in principal on the Series A Notes pursuant to its semi-annual principal payment requirements.

Pursuant to the Note Agreement, the Company may from time to time offer for sale, in one or a series of transactions, additional senior notes of the Company (the “Shelf Notes”) in an aggregate principal amount of up to $105.0 million. The Shelf Notes will have a maturity date of no more than 15.5 years after the date of original issuance and may be issued no later than November 15, 2020. The Shelf Notes, if issued, would bear interest at a rate per annum as agreed upon amongst the Company and the purchasing parties and would have such other particular terms, as would be set forth in a confirmation of acceptance executed by the purchasing parties prior to the closing of each purchase and sale transaction. As of August 31, 2020, the Company had not issued Shelf Notes. Pursuant to the Note Agreement, the Series A Notes and any Shelf Notes (collectively, the "Notes") can be prepaid at the Company’s sole discretion, in whole at any time or in part from time to time, at 100% of the principal amount of the Notes being prepaid, together with accrued and unpaid interest thereon as well as an additional make-whole payment with respect to such Notes. On September 30, 2020, the Company entered into an amendment to the Note Agreement and issued $52.0 million in Shelf Notes. See Note 18 – Subsequent Events for additional information on this agreement.

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

The Credit Agreement also features an autoborrow agreement providing for the automatic advance of revolving loans in U.S. Dollars to the Company’s designated account at Bank of America. Per the terms of the Credit Agreement, the Company’s outstanding balance on the autoborrow agreement cannot exceed an aggregate amount of $30.0 million. Since the autoborrow feature provides for borrowings to be made and repaid by the Company on a daily basis, any such borrowings made under an active autoborrow agreement are classified as short-term on the Company’s consolidated balance sheets. The Company had no outstanding balance under the autoborrow agreement as of August 31, 2020.

The Company assesses its ability and intent to refinance the outstanding draws on the line of credit at the end of each reporting period in order to determine the proper balance sheet classification for amounts outstanding on the line of credit. The Company has the ability to refinance any draw under the line of credit with successive short-term borrowings through the March 16, 2025 maturity date. Outstanding draws for which management has both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. During the first three quarters of fiscal year 2020, the Company repaid $5.0 million in short-term borrowings outstanding under the line of credit and drew an additional $90.0 million in U.S. Dollars, which included an $80.0 million draw in U.S. Dollars in March 2020 in response to the COVID-19 pandemic. Although the Company did not have any anticipated need for this additional liquidity, the Company decided to draw this additional amount to ensure future liquidity given the recent significant impact on global financial markets and the economy as a result of the COVID-19 pandemic. The Company repaid $55.0 million of these outstanding draws in the fourth quarter of fiscal year 2020 in anticipation of the changes that it made to its debt structure in September 2020 to include more long-term debt. See Note 18 – Subsequent Events for additional information. The Company maintains a balance of outstanding draws in U.S. Dollars in the Americas segment, as well as in Euros and Pound Sterling in the EMEA segment. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. As of August 31, 2020, the Company had a balance of $95.9 million of outstanding draws on the line of credit. Based on the Company’s ability and intent assessment as well as considerations related to debt structure changes and refinancing discussed in detail in Note 18 – Subsequent Events, the Company has classified this entire amount as long-term as of August 31, 2020.

Short-term and long-term borrowings consisted of the following (in thousands):

	August 31,	August 31,
	2020	2019
Short-term borrowings:
Revolving credit facility, short-term	$-	$20,000
Revolving credit facility, autoborrow feature	-	405
Series A Notes, current portion of long-term debt	800	800
Total short-term borrowings	800	21,205

Long-term borrowings:
Revolving credit facility	95,898	42,221
Series A Notes	17,200	18,000
Total long-term borrowings	113,098	60,221
Total	$113,898	$81,426

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

As of August 31, 2020, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.

On September 30, 2020, the Company entered into the first amendment to the Credit agreement and a third amendment to the Note Agreement. See Note 18 – Subsequent Events for additional information on these agreements.

Note 9. Share Repurchase Plans

On June 19, 2018, the Company’s Board of Directors approved a share buy-back plan. Under the plan, which became effective on September 1, 2018 and remained in effect through August 31, 2020, the Company was authorized to acquire up to $75.0 million of its outstanding shares on terms and conditions that were acceptable to the Company’s Chief Executive Officer and Chief Financial Officer and in compliance with all laws and regulations thereto. During the period from September 1, 2018 through August 31, 2020, the Company repurchased 268,538 shares at a total cost of $46.4 million under this $75.0 million plan. During fiscal year 2020, the Company repurchased 92,583 shares at an average price of $181.71 per share, for a total cost of $16.8 million under this $75.0 million plan. On April 8, 2020, the Company elected to temporarily suspend repurchases under this share buy-back plan which expired on August 31, 2020. The Company made this election in order to preserve cash while it continued to monitor the impacts of the COVID-19 pandemic. Therefore, no repurchase transactions were made between April 8, 2020 and August 31, 2020.

Note 10. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Fiscal Year Ended August 31,
	2020	2019	2018
Net income	$60,710	$55,908	$65,215
Less: Net income allocated to participating securities	(294)	(333)	(423)
Net income available to common shareholders	$60,416	$55,575	$64,792

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Fiscal Year Ended August 31,
	2020	2019	2018
Weighted-average common shares outstanding, basic	13,691	13,799	13,929
Weighted-average dilutive securities	28	31	33
Weighted-average common shares outstanding, diluted	13,719	13,830	13,962

For the fiscal years ended August 31, 2020 and 2019,weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 6,172 and 1,082, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. There were no anti-dilutive stock-based equity awards outstanding for the fiscal year ended August 31, 2018.

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

Variable Consideration - Sales Incentives

In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment related to variable consideration to determine the net consideration to which the Company expects to be entitled. The Company records estimates of variable consideration, which primarily includes rebates/other discounts (cooperative marketing programs, volume-based discounts, shelf price reductions and allowances for shelf space, charges from customers for services they provided to us related to the sale and penalties/fines charged to us by customers associated with failing to adhere to contractual obligations), , coupon offers, cash discount allowances, and sales returns, as a reduction of sales in its consolidated statements of operations.

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

Rebates/Other Discounts — The Company offers various on-going trade promotion programs with customers and provides other discounts to customers that require management to estimate and accrue for the expected costs of such programs or discounts. These programs include cooperative marketing, volume-based discounts, shelf price reductions, consideration and allowances given to retailers for shelf space and/or favorable display positions in their stores and other promotional activities. Other discounts include items such as charges from customers for services they provide related to the sale of WD-40 Company products and penalties/fees associated with WD-40 Company failing to adhere to contractual obligations (e.g., errors on purchase orders, errors on shipment, late deliveries, etc.). Costs related to rebates, cooperative advertising and other promotional activities and other discounts are recorded as a reduction to sales upon delivery of the Company’s products to its customers. The Company had a $7.5 million balance in rebate/other discount liabilities as of both August 31, 2020 and 2019, which are included in accrued liabilities on the Company’s consolidated balance sheets. The Company recorded approximately $20.7 million and $18.2 million in rebates/other discounts as a reduction to sales during fiscal years 2020 and 2019, respectively.

Coupons — Coupon costs are based upon historical redemption rates and are recorded as a reduction to sales as incurred, which is when the coupons are circulated. Coupon redemption liabilities, which are included in accrued liabilities on the Company’s consolidated balance sheets, were not significant at August 31, 2020 and 2019. Coupons recorded as a reduction to sales were not significant during fiscal years 2020 and 2019, respectively.

Cash discounts — The Company offers certain of its customers a cash discount program to incentivize them to pay the invoice earlier than the normal payment date on the invoice. Although payment terms vary, most customers typically pay within 30 to 90 days of invoicing. The Company had $0.5 million balance in the allowance for cash discounts at both August 31, 2020 and 2019. The Company recorded approximately $4.4 million and $4.2 million in cash discounts as a reduction to sales during fiscal year 2020 and 2019, respectively.

Sales returns — The Company recognizes revenue net of allowances for estimated returns, which is based on historical return rates, with a corresponding reduction to cost of products sold. Although the Company typically does not have definitive sales return provisions included in the contract terms with its customers, when such provisions have been included, they have not been significant. Under the current revenue accounting standard, ASC 606, the Company is now required to present its provision for sales returns on a gross basis as a liability. The Company’s refund liability for sales returns is included in accrued liabilities and represents the amount expected to be owed to the customers for product returns. The Company’s refund liability for sales returns was not significant at August 31, 2020 and 2019. The Company now also records an asset for the value of inventory that represents the right to recover products from customers associated with sales returns. The value of this inventory is recorded to other current assets and the balance in this account associated with product returns was not significant at August 31, 2020 and August 31, 2019.

Disaggregation of Revenue

The Company's revenue is presented on a disaggregated basis in Note 17 – Business Segments and Foreign Operations included in this report. The Company discloses certain information about its business segments, which are determined consistent with the way the Company’s Chief Operating Decision Maker organizes and evaluates financial information internally for making operating decisions and assessing performance. The Chief Operating Decision Maker assesses and measures revenue based on geographic area and product groups.

Contract Balances

Contract liabilities consist of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $1.4 million and $0.3 million as of August 31, 2020 and 2019, respectively. All of the $0.3 million that was included in contract liabilities as of August 31, 2019 was recognized to revenue during fiscal year 2020. These contract liabilities are recorded in accrued liabilities on the Company’s consolidated balance sheets. The Company did not have any contract assets as of August 31, 2020 and August 31, 2019

Note 12. Related Parties

On October 11, 2011, the Company’s Board of Directors elected Mr. Gregory A. Sandfort as a director of WD-40 Company. Mr. Sandfort is the Chief Executive Officer of Tractor Supply Company (“Tractor Supply”), which is a WD-40 Company customer that acquires products from the Company in the ordinary course of business, until January 13, 2020 when he retired as Chief Executive Officer. Since Mr. Sandfort served as an executive officer of Tractor Supply during the Company’s first two quarters of fiscal year 2020, Tractor Supply is treated as a related party to the Company through January 13, 2020.

The consolidated financial statements include sales to Tractor Supply of $0.9 million and $1.9 million for fiscal years 2020 and 2019, respectively. Accounts receivable from Tractor Supply were not significant at both August 31, 2020 and August 31, 2019.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of August 31, 2020, no such commitments were outstanding.

Litigation

From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. As of August 31, 2020, there were no unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss for the Company and, as to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of August 31, 2020.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of August 31, 2020.

Note 14. Income Taxes

Income before income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2020	2019	2018
United States	$43,000	$47,962	$42,634
Foreign (1)	32,515	32,808	32,544
Income before income taxes	$75,515	$80,770	$75,178

(1)Included in these amounts are income before income taxes for the EMEA segment of $27.0 million, $26.6 million and $27.4 million for the fiscal years ended August 31, 2020, 2019 and 2018, respectively.

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2020	2019	2018
Current:
Federal	$7,267	$15,591	$10,100
State	822	800	651
Foreign	7,139	7,679	6,750
Total current	15,228	24,070	17,501

Deferred:
United States	(619)	843	(7,496)
Foreign	196	(51)	(42)
Total deferred	(423)	792	(7,538)
Provision for income taxes	$14,805	$24,862	$9,963

Deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	August 31,	August 31,
	2020	2019
Deferred tax assets:
Accrued payroll and related expenses	$891	$794
Accounts receivable	267	325
Reserves and accruals	1,079	1,145
Stock-based compensation expense	2,162	1,990
Lease Accounting	828	-
Uniform capitalization	954	1,084
Tax credit carryforwards	3,374	2,827
Other	1,170	1,034
Total gross deferred tax assets	10,725	9,199
Valuation allowance	(3,442)	(2,827)
Total net deferred tax assets	7,283	6,372

Deferred tax liabilities:
Property and equipment, net	(1,515)	(1,609)
Amortization of tax goodwill and intangible assets	(15,205)	(15,373)
Lease Accounting	(808)	-
Other	(582)	(675)
Total deferred tax liabilities	(18,110)	(17,657)
Net deferred tax liabilities	$(10,827)	$(11,285)

The Company had state net operating loss (“NOL”) carryforwards of $3.9 million and $4.8 million as of August 31, 2020 and 2019, respectively, which generated a net deferred tax asset of $0.3 million and $0.2 million as of August 31, 2020 and 2019, respectively. The state NOL carryforwards, if unused, will expire between fiscal year 2021 and 2040. The Company also had tax credit carryforwards of $3.4 million and $2.8 million as of August 31, 2020 and 2019, respectively, of which $3.2 million and $2.6 million, respectively, is attributable to U.K. tax credit carryforwards, which do not expire. Future utilization of the U.K. tax credit carryforwards and certain state credit carryforwards is uncertain and is dependent upon several factors that may not occur, including the generation of future taxable income in certain jurisdictions. At this time, management cannot conclude that it is “more likely than not” that the related deferred tax assets will be realized. Accordingly, a full valuation allowance has been recorded against the related deferred tax asset associated with the U.K. tax credit carryforwards and certain state carryforwards.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows (in thousands):

	Fiscal Year Ended August 31,
	2020	2019	2018
Amount computed at U.S. statutory federal tax rate	$15,858	$16,962	$19,298
State income taxes, net of federal tax benefits	853	963	453
Effect of foreign operations	297	318	(1,412)
Benefit from qualified domestic production deduction	-	-	(1,121)
Net benefit from GILTI/FDII	(1,582)	(1,404)	-
Tax Cuts and Jobs Act:
Remeasurement of deferred income taxes	-	-	(6,762)
Toll tax, net of foreign tax credits	-	8,665	(282)
Benefit from stock compensation	(1,129)	(1,107)	(725)
Other	508	465	514
Provision for income taxes	$14,805	$24,862	$9,963

The provision for income taxes was 19.6% and 30.8% of income before income taxes for the fiscal years ended August 31, 2020 and 2019, respectively. The decrease in the effective income tax rate from period to period was primarily due to the one-time uncertain tax position in the amount of $8.7 million associated with the Tax Cuts and Jobs Act mandatory one-time “toll tax” on unremitted foreign earnings that was recorded in the fourth quarter of fiscal year 2019. This resulted in a significantly higher fiscal year 2019 effective income tax rate compared to fiscal year 2020. In the fourth quarter of fiscal year 2020, the U.S. Treasury released regulations related to a High-Tax Exception for those jurisdictions subject to the Global Intangible Low Taxed Income (“GILTI”) tax. These newly released regulations resulted in an immaterial favorable impact to the fiscal year 2020 tax provision.

Reconciliations of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	Fiscal Year Ended August 31,
	2020	2019
Unrecognized tax benefits - beginning of fiscal year	$9,384	$1,038
Net increases (decreases) - prior period tax positions	-	8,301
Net increases - current period tax positions	230	210
Expirations of statute of limitations for assessment	(262)	(165)
Settlements	-	-
Unrecognized tax benefits - end of fiscal year	$9,352	$9,384

Gross unrecognized tax benefits totaled $9.4 million for both the fiscal years ended August 31, 2020 and 2019, of which $9.2 million in both fiscal years would affect the Company’s effective income tax rate if recognized. Interest and penalties related to uncertain tax positions included in tax expense was $0.5 million and $0.4 million for fiscal year ending August 31, 2020 and 2019, respectively, primarily related to the toll tax liability reserve. The total balance of accrued interest and penalties related to uncertain tax positions was $1.0 million and $0.5 million for the fiscal years ended August 31, 2020 and 2019, respectively.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes and closed audits, the Company’s federal income tax returns for years prior to fiscal year 2017 are not subject to examination by the U.S. Internal Revenue Service. The Company is currently under audit in various state jurisdictions for fiscal years 2016 through 2019. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2016 are no longer subject to examination. The Company has estimated that up to $0.4 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

Note 15. Stock-based Compensation

As of August 31, 2020, the Company had one stock incentive plan, the WD-40 Company 2016 Stock Incentive Plan (“2016 Plan”), which was approved by the Company’s shareholders effective as of December 13, 2016. The 2016 Plan permits the granting of various stock-based equity awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards to employees, directors and consultants. To date through August 31, 2020, the Company had granted awards of restricted stock units (“RSUs”), market share units (“MSUs”) and deferred performance units (“DPUs”) under the 2016 Plan. Additionally, as of August 31, 2020, there were still outstanding RSUs, MSUs and DPUs which had been granted under the Company’s prior equity incentive plan. The 2016 Plan is administered by the Board of Directors (the “Board”) or the Compensation Committee or other designated committee of the Board (the “Committee”). All stock-based equity awards granted under the 2016 Plan are subject to the specific terms and conditions as determined by the Committee at the time of grant of such awards in accordance with the various terms and conditions specified for each award type per the 2016 Plan. The total number of shares of common stock authorized for issuance pursuant to grants of awards under the 2016 Plan is 1,000,000. As of August 31, 2020, 627,742 shares of common stock remained available for future issuance pursuant to grants of awards under the 2016 Plan. The shares of common stock to be issued pursuant to awards under the 2016 Plan may be authorized shares not previously issued, or treasury shares. The Company has historically issued new authorized shares not previously issued upon the settlement of the various stock-based equity awards under its equity incentive plans.

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

Stock-based compensation expense is amortized on a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense related to the Company’s stock-based equity awards totaled $5.4 million, $4.4 million and $4.2 million for the fiscal years ended August 31, 2020, 2019 and 2018, respectively. The Company recognized income tax benefits related to such stock-based compensation of $1.2 million, $1.0 million and $1.1 million for the fiscal years ended August 31, 2020, 2019 and 2018, respectively. As of August 31, 2020, the total unamortized compensation cost related to non-vested stock-based equity awards was $0.6 million and $3.0 million for RSUs and MSUs, respectively, which the Company expects to recognize over remaining weighted-average vesting periods of 1.4 and 1.9 years for RSUs and MSUs, respectively. No unamortized compensation cost for DPUs remained as of August 31, 2020.

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

A summary of the Company’s restricted stock unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Restricted Stock Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2019	96,920	$86.01
Granted	18,438	$184.43
Converted to common shares	(29,055)	$88.24
Forfeited	(149)	$156.83
Outstanding at August 31, 2020	86,154	$106.20	$17,608
Vested at August 31, 2020	60,689	$83.15	$12,404

The weighted-average grant date fair value of all RSUs granted during the fiscal years ended August 31, 2020, 2019 and 2018 was $184.43, $163.93 and $111.71, respectively. The total intrinsic value of all RSUs converted to common shares was $5.4 million, $6.0 million and $2.8 million for the fiscal years ended August 31, 2020, 2019 and 2018, respectively.

The income tax benefits from RSUs converted to common shares totaled $1.2 million, $1.4 million and $0.7 million for the fiscal years ended August 31, 2020, 2019 and 2018, respectively.

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

	Fiscal Year Ended August 31,
	2020	2019	2018
Expected volatility	21.4%	19.6%	20.4%
Risk-free interest rate	1.4%	3.0%	1.6%
Expected dividend yield	0.0%	0.0%	0.0%

The expected volatility utilized was based on the historical volatilities of the Company’s common stock and the Index in order to model the stock price movements. The volatility used was calculated over the most recent 2.90-year period for MSUs granted during the fiscal year ended August 31, 2020 and over the most recent 2.90-year and 2.89-year periods for MSUs granted during each of the fiscal years ended August 31, 2019 and 2018, which were the remaining terms of the performance Measurement Period at the dates of grant. The risk-free interest rates used were based on the implied yield available on a U.S. Treasury zero-coupon bill with a remaining term equivalent to the remaining performance Measurement Period. The MSU awards stipulate that, for purposes of computing the relative TSR for the Company as compared to the return for the Index, dividends paid with respect to both the Company’s stock and the Index are to be treated as being reinvested into the stock of each entity as of the ex-dividend date. Accordingly, an expected dividend yield of zero was used in the Monte Carlo simulation model, which is the mathematical equivalent to reinvesting dividends in the issuing entity over the performance Measurement Period.

A summary of the Company’s market share unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Market Share Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2019	39,524	$121.03
Granted	13,452	$216.77
Performance factor adjustments	10,561	$96.10
Converted to common shares	(24,171)	$93.69
Forfeited	(248)	$118.47
Outstanding at August 31, 2020 (1)	39,118	$164.14	$7,995

(1)This figure represents the total number of shares underlying MSU grants assuming achievement of the target number of shares at 100%. As the ultimate number of shares that vest could be as high as 200% of the target, the Company may be required to issue additional shares to satisfy outstanding MSU award grants.

The weighted-average grant date fair value of all MSUs granted during the fiscal years ended August 31, 2020, 2019 and 2018 was $216.77, $177.82 and $101.93, respectively. The total intrinsic value of all MSUs converted to common shares was $4.4 million, $4.0 million and $3.0 million for the fiscal years ended August 31, 2020, 2019 and 2018, respectively.

The income tax benefits from MSUs converted to common shares totaled $0.9 million for both the fiscal years ended August 31, 2020 and 2019 and $0.8 million for the fiscal years ended 2018.

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

A summary of the Company’s deferred performance unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Deferred Performance Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2019	23,530	$148.70
Granted	18,955	$183.62
Performance factor adjustments	(19,357)	$160.37
Converted to common shares	-	$-
Forfeited	(214)	$183.62
Outstanding at August 31, 2020	22,914	$167.40	$4,683
Vested at August 31, 2020	4,173	$94.54	$853

The weighted-average grant date fair value of all DPUs granted during the fiscal years ended August 31, 2020, 2019 and 2018 was $183.62, $160.37 and $110.65, respectively. The total intrinsic value of all DPUs converted to common shares was not significant for each of the fiscal years ended August 31, 2020, 2019 and 2018.

The income tax benefits from DPUs converted to common shares were not significant for each of the fiscal years ended August 31, 2020, 2019 and 2018.

Note 16. Other Benefit Plans

The Company has a WD-40 Company Profit Sharing/401(k) Plan and Trust (the “Profit Sharing/401(k) Plan”) whereby regular U.S. employees who have completed certain minimum service requirements can defer a portion of their income through contributions to a trust. The Profit Sharing/401(k) Plan provides for Company contributions to the trust, as approved by the Board of Directors, as follows: 1) matching contributions to each participant up to 50% of the first 6.6% of compensation contributed by the participant; 2) fixed non-elective contributions in the amount equal to 10% of eligible compensation; and 3) a discretionary non-elective contribution in an amount to be determined by the Board of Directors up to 5% of eligible compensation. The Company’s contributions are subject to overall employer contribution limits and may not exceed the amount deductible for income tax purposes. The Profit Sharing/401(k) Plan may be amended or discontinued at any time by the Company. The Company’s contribution expense for the Profit Sharing/401(k) Plan was $3.6 million for fiscal year 2020 and $3.3 million for both fiscal years 2019 and 2018.

The Company’s international subsidiaries have similar benefit plan arrangements, dependent upon the local applicable laws and regulations. The plans provide for Company contributions to an appropriate third-party plan, as approved by the subsidiary’s Board of Directors. The Company’s contribution expense related to the international plans was $1.6 million for the fiscal years ended August 31, 2020, 2019 and 2018.

Note 17. Business Segments and Foreign Operations

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

				Unallocated
	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
Fiscal Year Ended August 31, 2020
Net sales	$200,493	$156,241	$51,764	$-	$408,498
Income from operations	$51,089	$37,620	$14,982	$(26,471)	$77,220
Depreciation and
amortization expense	$4,361	$2,855	$307	$178	$7,701
Interest income	$15	$2	$76	$-	$93
Interest expense	$1,867	$567	$5	$-	$2,439

Fiscal Year Ended August 31, 2019
Net sales	$193,972	$160,615	$68,763	$-	$423,350
Income from operations	$50,069	$37,246	$20,813	$(25,746)	$82,382
Depreciation and
amortization expense	$4,532	$2,538	$282	$241	$7,593
Interest income	$29	$23	$103	$-	$155
Interest expense	$2,156	$379	$6	$-	$2,541

Fiscal Year Ended August 31, 2018
Net sales	$192,878	$150,878	$64,762	$-	$408,518
Income from operations	$48,954	$36,241	$19,098	$(25,689)	$78,604
Depreciation and
amortization expense	$4,142	$2,561	$313	$784	$7,800
Interest income	$13	$320	$121	$-	$454
Interest expense	$4,209	$-	$10	$-	$4,219

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

Net sales by product group are as follows (in thousands):

	Fiscal Year Ended August 31,
	2020	2019	2018
Maintenance products	$369,444	$386,644	$372,391
Homecare and cleaning products	39,054	36,706	36,127
Total	$408,498	$423,350	$408,518

Net sales and long-lived assets by geographic area are as follows (in thousands):

	Fiscal Year Ended August 31,
	2020	2019	2018
Net Sales by Geography:
United States	$164,446	$157,904	$154,986
International	244,052	265,446	253,532
Total	$408,498	$423,350	$408,518

Long-lived Assets by Geography (1) :
United States	$41,206	$24,535	$21,986
International	19,553	20,541	14,371
Total	$60,759	$45,076	$36,357

(1) Includes tangible assets and property and equipment, net, attributed to the geographic location in which such assets are located.

Note 18. Subsequent Events

Dividend Declaration

On October 5, 2020, the Company’s Board of Directors declared a cash dividend of $0.67 per share payable on October 30, 2020 to shareholders of record on October 16, 2020.

First Amendment to Credit Agreement

On September 30, 2020, the Company entered into a First Amendment to Credit Agreement (the “First Amendment to Credit Agreement”) with Bank of America. The First Amendment to Credit Agreement modifies the Company’s existing $150.0 million Credit Agreement dated March 16, 2020. Capitalized terms not otherwise defined in this report have the meaning given to such terms in the Credit Agreement, as detailed in Exhibit 10(ad) in Part IV—Item 15, “Exhibits, Financial Statement Schedules” included in this report.

The First Amendment to Credit Agreement revises certain financial and restrictive covenants and adjusts the interest rates on borrowings under the Credit Agreement as described below. The maximum Consolidated Leverage Ratio has been increased from 3.0 to 1.0 to 3.5 to 1.0. The Restricted Payments covenant has been modified to permit the payment of dividends so long as immediately prior to and after giving effect to the payment of dividends, no Event of Default exists and the Company and its subsidiary Loan Parties are in compliance with applicable financial covenants. In addition to other non-material and technical amendments to the Credit Agreement, the First Amendment to Credit Agreement also modifies the restrictive covenants relating to Indebtedness and Investments. The limitation on other unsecured Indebtedness (including borrowing under the Company’s amended Note Agreement described below) has been increased from $35.0 million to $125.0 million. With respect to the restrictions on Investments, intercompany loans, advances or capital contributions from any Loan Party to Subsidiaries that are not Loan Parties may be made in an aggregate amount of up to $10.0 million outstanding at any time from and after September 30, 2020. In addition, Investments not otherwise covered by any other exception to the restriction on Investments may be made in an aggregate amount of up to $15.0 million outstanding at any time from and after November 15, 2017. The First Amendment to Credit Agreement also modifies the interest rate applicable to borrowings under the Credit Agreement by changing the Applicable Rate from 0.90% for Libor Rate Loans and 0.0% for Prime Rate Loans to a three-tier pricing approach tied to the Company’s Consolidated Leverage Ratio. For Libor Rate Loans and Prime Rate Loans, the Applicable Rate is a spread added to the Libor Daily Floating Rate and Prime Rate, respectively. An increase or decrease in the Applicable Rate will apply in the event of a change in the Consolidated Leverage Ratio from and after the first Business Day after the Company delivers a Compliance Certificate to Bank of America. Table 1 below reflects the tiered Applicable Rate.

Table 1

Pricing Tier	Consolidated Leverage Ratio	Commitment Fee	Libor Rate Loans	Letter of Credit Fee	Prime Rate Loans
1	< 2.00 to 1.0	0.15%	1.00%	1.00%	0.00%
2	< 3.00 to 1.0 but ≥ 2.00 to 1.0	0.15%	1.25%	1.25%	0.25%
3	≥ 3.00 to 1.0	0.15%	1.50%	1.50%	0.50%

The new Maturity Date for the revolving credit facility per the Credit Agreement is September 30, 2025.

Third Amendment to Note Purchase and Private Shelf Agreement

On September 30, 2020, the Company entered into a Third Amendment to Note Purchase and Private Shelf Agreement (the “Third Amendment to Note Agreement”) amending its existing Note Agreement. The Third Amendment to Note Agreement amends the Note Agreement to permit the Company (inclusive of its subsidiaries) to enter into the First Amendment to Credit Agreement with Bank of America and the Third Amendment includes certain conforming amendments to the Note Agreement consistent with the First Amendment to Credit Agreement, including the revision of the financial and restrictive covenants described above.

All other material terms included in the Credit Agreement and the Note Agreement remain unchanged as a result of execution of the First Amendment to Credit Agreement and the Third Amendment to Note Agreement.

Issuance and Sale of $52.0 Million in Notes under Note Purchase and Private Shelf Agreement

On September 30, 2020, the Company issued and sold senior unsecured notes pursuant to the Note Agreement to specified Note Purchasers in the aggregate amount of $52.0 million. Pursuant to the Note Agreement (as amended by the Third Amendment to Note Agreement), the Company agreed to sell $26.0 million aggregate principal amount of senior unsecured notes (the “Series B Notes”) to specified Note Purchasers and the Company agreed to sell $26.0 million aggregate principal amount of senior unsecured notes (the “Series C Notes” and together with the Series B Notes, the “Senior Notes”) to specified Note Purchasers. The Series B Notes will bear interest at 2.5% per annum and will mature on November 15, 2027, unless earlier redeemed by the Company. The Series C Notes will bear interest at 2.69% per annum and will mature on November 15, 2030, unless earlier redeemed by the Company. Interest on the Senior Notes is payable semi-annually beginning on May 15, 2021. The Company used the proceeds from the Senior Notes to pay down $50.0 million in borrowings under the Company’s existing $150.0 million Credit Agreement.