Form 10-Q
period 2020-11-30
WD 40 CO
filed 2021-01-07
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2020

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of January 4, 2021 was 13,688,203.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended November 30, 2020

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	November 30,	August 31,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$65,844	$56,462
Trade accounts receivable, less allowance for doubtful
accounts of $490 and $362 at November 30, 2020
and August 31, 2020, respectively	91,061	80,672
Inventories	41,772	41,264
Other current assets	8,098	6,756
Total current assets	206,775	185,154
Property and equipment, net	62,607	60,759
Goodwill	95,721	95,731
Other intangible assets, net	8,268	8,633
Operating lease right-of-use assets	8,815	8,168
Deferred tax assets, net	472	464
Other assets	3,740	3,728
Total assets	$386,398	$362,637

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$24,749	$21,676
Accrued liabilities	22,989	21,660
Accrued payroll and related expenses	15,426	14,767
Short-term borrowings	800	800
Income taxes payable	2,890	1,213
Total current liabilities	66,854	60,116
Long-term borrowings	114,712	113,098
Deferred tax liabilities, net	11,557	11,291
Long-term operating lease liabilities	7,141	6,520
Other long-term liabilities	11,634	11,299
Total liabilities	211,898	202,324

Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,836,102 and 19,812,685 shares issued at November 30, 2020 and
August 31, 2020, respectively; and 13,688,203 and 13,664,786 shares
outstanding at November 30, 2020 and August 31, 2020, respectively	20	20
Additional paid-in capital	157,025	157,850
Retained earnings	413,155	398,731
Accumulated other comprehensive loss	(27,620)	(28,208)
Common stock held in treasury, at cost ― 6,147,899 and 6,147,899
shares at November 30, 2020 and August 31, 2020, respectively	(368,080)	(368,080)
Total shareholders' equity	174,500	160,313
Total liabilities and shareholders' equity	$386,398	$362,637

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended November 30,
	2020	2019

Net sales	$124,559	$98,556
Cost of products sold	54,313	45,013
Gross profit	70,246	53,543

Operating expenses:
Selling, general and administrative	35,977	32,599
Advertising and sales promotion	5,519	5,590
Amortization of definite-lived intangible assets	358	650
Total operating expenses	41,854	38,839

Income from operations	28,392	14,704

Other income (expense):
Interest income	19	25
Interest expense	(570)	(442)
Other income (expense), net	179	5
Income before income taxes	28,020	14,292
Provision for income taxes	4,397	2,098
Net income	$23,623	$12,194

Earnings per common share:
Basic	$1.72	$0.88
Diluted	$1.72	$0.88

Shares used in per share calculations:
Basic	13,675	13,714
Diluted	13,706	13,746

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended November 30,
	2020	2019

Net income	$23,623	$12,194
Other comprehensive income (loss):
Foreign currency translation adjustment	588	2,112
Total comprehensive income	$24,211	$14,306

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2020	19,812,685	$20	$157,850	$398,731	$(28,208)	6,147,899	$(368,080)	$160,313
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	23,417	-	(3,490)					(3,490)
Stock-based compensation			2,665					2,665
Cash dividends ($0.67 per share)				(9,199)				(9,199)
Foreign currency translation adjustment					588			588
Net income				23,623				23,623
Balance at November 30, 2020	19,836,102	$20	$157,025	$413,155	$(27,620)	6,147,899	$(368,080)	$174,500

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2019	19,773,977	$20	$155,132	$374,060	$(32,482)	6,055,316	$(351,255)	$145,475
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	22,342	-	(2,640)					(2,640)
Stock-based compensation			2,214					2,214
Cash dividends ($0.61 per share)				(8,406)				(8,406)
Acquisition of treasury stock						26,800	(4,957)	(4,957)
Foreign currency translation adjustment					2,112			2,112
Net income				12,194				12,194
Balance at November 30, 2019	19,796,319	$20	$154,706	$377,848	$(30,370)	6,082,116	$(356,212)	$145,992

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended November 30,
	2020	2019
Operating activities:
Net income	$23,623	$12,194
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,700	1,957
Net gains on sales and disposals of property and equipment	(55)	(64)
Deferred income taxes	236	57
Stock-based compensation	2,665	2,214
Unrealized foreign currency exchange losses	52	394
Provision for bad debts	124	6
Changes in assets and liabilities:
Trade accounts receivable	(9,936)	3,630
Inventories	(345)	(2,358)
Other assets	(1,304)	462
Operating lease assets and liabilities, net	6	195
Accounts payable and accrued liabilities	4,590	(332)
Accrued payroll and related expenses	624	(2,234)
Other long-term liabilities and income taxes payable	1,941	(915)
Net cash provided by operating activities	23,921	15,206

Investing activities:
Purchases of property and equipment	(3,812)	(5,965)
Proceeds from sales of property and equipment	142	195
Net cash used in investing activities	(3,670)	(5,770)

Financing activities:
Treasury stock purchases	-	(4,957)
Dividends paid	(9,199)	(8,406)
Proceeds from issuance of long-term senior notes	52,000	-
Repayments of long-term senior notes	(400)	(400)
Net (repayments) proceeds of revolving credit facility	(50,000)	7,883
Shares withheld to cover taxes upon conversions of equity awards	(3,490)	(2,640)
Net cash used in financing activities	(11,089)	(8,520)
Effect of exchange rate changes on cash and cash equivalents	220	531
Net increase in cash and cash equivalents	9,382	1,447
Cash and cash equivalents at beginning of period	56,462	27,233
Cash and cash equivalents at end of period	$65,844	$28,680

Supplemental disclosure of noncash investing activities:
Accrued capital expenditures	$1,274	$1,206

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products that solve problems in workshops, factories and homes around the world. The Company markets a wide range of maintenance products and homecare and cleaning products under the following well-known brands: WD-40®, 3-IN-ONE®, GT85®, X-14®, 2000 Flushes®, Carpet Fresh®, no vac®, Spot Shot®, 1001®, Lava® and Solvol®. Currently included in the WD-40 brand are the WD-40 Multi-Use Product and the WD-40 Specialist® and WD-40 BIKE® product lines.

The Company’s products are sold in various locations around the world. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”) and Australia. The Company’s products are sold primarily through warehouse club stores, hardware stores, automotive parts outlets, industrial distributors and suppliers, mass retail and home center stores, value retailers, grocery stores, online retailers, farm supply, sport retailers, and independent bike dealers

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2020 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments necessary for a fair statement thereof and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020, which was filed with the SEC on October 21, 2020.

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

COVID-19 Considerations

The COVID-19 pandemic has adversely impacted global economic conditions and has contributed to significant volatility in financial markets beginning in early calendar year 2020, as described in the “Significant Developments” section included in Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although the Company’s current estimates contemplate current conditions, the inputs into certain of the Company’s significant and critical accounting estimates include judgments and assumptions about the economic implications of the COVID-19 pandemic and how management expects them to change in the future, as appropriate. It is reasonably possible that actual results experienced may differ materially from the Company’s estimates in future periods, which could materially affect our results of operations and financial condition.

Foreign Currency Forward Contracts

In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency exchange rates. The Company utilizes foreign currency forward contracts to limit its exposure to net asset balances held in non-functional currencies, primarily at its U.K. subsidiary. The Company regularly monitors its foreign currency exchange rate exposures to ensure the overall effectiveness of its foreign currency hedge positions. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of its foreign currency forward contracts are designated as hedges.

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At November 30, 2020, the Company had a notional amount of $13.7 million outstanding in foreign currency forward contracts, which will mature on January 28, 2021. Unrealized net gains and losses related to foreign currency forward contracts were not significant at November 30, 2020 and August 31, 2020. Realized net gains and losses related to foreign currency forward contracts were not significant for both the three months ended November 30, 2020 and 2019. Realized net gains and losses related to foreign currency forward contracts were not significant for both the three months ended November 30, 2020 and 2019. Both unrealized and realized net gains and losses are recorded in other income (expense), net on the Company’s condensed consolidated statements of operations.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of November 30, 2020, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents and short-term borrowings are recorded at cost, which approximates their fair values, primarily due to their short-term nature. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $70.2 million as of November 30, 2020, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to their carrying value of $69.6 million. During the three months ended November 30, 2020, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition

Recently Issued Accounting Standards

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

Note 3. Inventories

Inventories consist primarily of raw materials and components, finished goods, and product held at third-party contract manufacturers. Inventories are stated at the lower of cost or market and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method. Inventories consisted of the following (in thousands):

	November 30,	August 31,
	2020	2020
Product held at third-party contract manufacturers	$5,824	$4,393
Raw materials and components	5,044	5,034
Work-in-process	449	385
Finished goods	30,455	31,452
Total	$41,772	$41,264

Note 4. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	November 30,	August 31,
	2020	2020
Machinery, equipment and vehicles	$20,452	$20,434
Buildings and improvements	28,334	28,271
Computer and office equipment	5,529	5,420
Software	10,101	9,959
Furniture and fixtures	2,643	2,641
Capital in progress	24,597	21,939
Land	4,371	4,374
Subtotal	96,027	93,038
Less: accumulated depreciation and amortization	(33,420)	(32,279)
Total	$62,607	$60,759

Note 5. Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2020	$85,461	$9,060	$1,210	$95,731
Translation adjustments	-	(9)	(1)	(10)
Balance as of November 30, 2020	$85,461	$9,051	$1,209	$95,721

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

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets, which include the Spot Shot, Carpet Fresh, 1001, EZ REACH and GT85 trade names, are included in other intangible assets, net in the Company’s condensed consolidated balance sheets. The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	November 30,	August 31,
	2020	2020
Gross carrying amount	$36,340	$36,363
Accumulated amortization	(28,072)	(27,730)
Net carrying amount	$8,268	$8,633

There has been no impairment charge for the three months ended November 30, 2020 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets. The Company’s review of events and circumstances included consideration of the ongoing COVID-19 pandemic.

Changes in the carrying amounts of definite-lived intangible assets by segment for the three months ended November 30, 2020 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2020	$6,553	$2,080	$-	$8,633
Amortization expense	(264)	(94)	-	(358)
Translation adjustments	-	(7)	-	(7)
Balance as of November 30, 2020	$6,289	$1,979	$-	$8,268

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based
Remainder of fiscal year 2021	$953	$128
Fiscal year 2022	1,271	170
Fiscal year 2023	1,024	-
Fiscal year 2024	1,019	-
Fiscal year 2025	941	-
Thereafter	2,762	-
Total	$7,970	$298

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

The Company records right-of-use assets and lease liabilities on its consolidated balance sheets for leases with an expected term greater than one year. The lease term includes the committed lease term, also taking into account early termination and renewal options that management is reasonably certain to exercise. For leases that do not have a readily determinable implicit rate, the Company uses its estimated secured incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments. The Company’s estimated secured incremental borrowing rate is determined using a portfolio approach based on the rate of interest the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate in the currency of the lease. As of November 30, 2020, finance leases were not significant and all leases recorded on the Company’s consolidated balances sheets were operating leases. Residual value guarantees, restrictions, covenants, sublease income, net gains or losses from sale and leaseback transactions, and transactions with related parties associated with leases are also not significant. The Company has made the accounting policy election to use certain ongoing practical expedients made available by ASC 842 to: (i) not separate lease components from nonlease components for real estate – office buildings, machinery and equipment, lab equipment, office equipment, furniture and fixtures, and IT equipment; and (ii) exclude leases with an initial term of 12 months or less (“short-term” leases) from the consolidated balance sheets and will recognize related lease payments in the consolidated statements of operations on a straight-line basis over the lease term. However, the Company had no significant short-term leases as of November 30, 2020. The Company obtained additional right-of-use assets of $1.0 million in exchange for lease obligations during the three months ended November 30, 2020.

The Company recorded $0.5 million in lease expense during both the three months ended November 30, 2020 and 2019. This lease expense was included in selling, general and administrative expenses. An insignificant amount of lease expense was classified within cost of products sold for both the three months ended November 30, 2020 and 2019. During both the three months ended November 30, 2020 and 2019, the Company paid cash of $0.5 million related to lease liabilities. Variable lease expense under the Company’s lease agreements were not significant for both the three months ended both November 30, 2020 and 2019. As of November 30, 2020, the weighted-average remaining lease term was 6.5 years and the weighted-average discount rate was 3.0% for the Company’s operating leases. There were no leases that had not yet commenced as of November 30, 2020 that will create additional significant rights and obligations for the Company.

Right-of-use assets and lease liabilities consisted of the following (in thousands):

	November 30,	August 31,
	2020	2020
Assets:
Operating lease right-of-use assets	$8,815	$8,168

Liabilities:
Current operating lease liabilities(1)	1,890	1,840
Long-term operating lease liabilities	7,141	6,520
Total operating lease liabilities	$9,031	$8,360

(1)Current operating lease liabilities are classified in accrued liabilities on the Company’s condensed consolidated balance sheet.

The Company’s maturities of its operating lease liabilities, including early termination and renewal options that management is reasonably certain to exercise, are as follows (in thousands):

Operating
Leases
Remainder of fiscal year 2021	$1,611
Fiscal year 2022	1,969
Fiscal year 2023	1,622
Fiscal year 2024	1,471
Fiscal year 2025	937
Thereafter	2,464
Total undiscounted future cash flows	$10,074
Less: Interest	(1,043)
Present value of lease liabilities	$9,031

Note 7. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	November 30,	August 31,
	2020	2020
Accrued advertising and sales promotion expenses	$10,812	$10,787
Accrued professional services fees	2,140	1,761
Accrued sales taxes and other taxes	1,902	1,751
Short-term operating lease liability	1,890	1,840
Other	6,245	5,521
Total	$22,989	$21,660

Accrued payroll and related expenses consisted of the following (in thousands):

	November 30,	August 31,
	2020	2020
Accrued incentive compensation	$4,020	$5,702
Accrued payroll	4,447	4,396
Accrued profit sharing	3,655	2,726
Accrued payroll taxes	2,631	1,446
Other	673	497
Total	$15,426	$14,767

Note 8. Debt

As of November 30, 2020, the Company held borrowings under two separate agreements as detailed below.

Note Purchase and Private Shelf Agreement

The Company holds borrowings under its Note Purchase and Private Shelf Agreement (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”). The note agreement has been amended three times, most recently on September 30, 2020 (the “Third Amendment”). The Third Amendment permitted the Company to enter into the first amendment of its existing amended and restated revolving credit agreement with Bank of America and also included certain conforming amendments to the credit agreement, including the revision of financial and restrictive covenants.

Credit Agreement

The Company’s Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America consists of a revolving commitment for borrowing by the Company up to $150.0 million with a sublimit of $100.0 million for WD-40 Company Limited, a wholly owned operating subsidiary of the Company for Europe, the Middle East, Africa and India.

On September 30, 2020, the Company entered into a First Amendment to Credit Agreement (the “First Amendment to Credit Agreement”) with Bank of America. In addition to other non-material and technical amendments to the Credit Agreement, the First Amendment to Credit Agreement extended the maturity date from March 16, 2025 to September 30, 2025, revised certain financial and restrictive covenants, increased the limitation amounts on other unsecured Indebtedness and Investments and adjusted the interest rates on subsequent borrowings under the Credit Agreement using a three-tier pricing approach tied to the Company’s Consolidated Leverage Ratio. Capitalized terms not otherwise defined in this report have the meaning given to such terms in the Credit Agreement.

Short-term and long-term borrowings under the Company’s Credit Agreement and Note Agreement consisted of the following (in thousands):

		Maturities	November 30,	August 31,
	Issuance	(calendar year)	2020	2020

Credit Agreement - revolving credit facility (1)(3)	Various	9/30/2025	$45,912	$95,898

Note Agreement
Series A Notes - 3.39% fixed rate(2)	11/15/2017	2021-2032	17,600	18,000
Series B Notes - 2.50% fixed rate(3)	9/30/2020	11/15/2027	26,000	-
Series C Notes - 2.69% fixed rate(3)	9/30/2020	11/15/2030	26,000	-
Total borrowings			115,512	113,898
Short-term portion of borrowings			(800)	(800)
Total long-term borrowings			$114,712	$113,098

(1)The Company has the ability to refinance any draw under the line of credit with successive short-term borrowings through the maturity date. Outstanding draws for which management has both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of November 30, 2020, the entire balance on this facility is classified as long-term and only contains amounts denominated in Euros and Pound Sterling. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.

(2)Principal payments are required semi-annually in May and November of each year in equal installments of $0.4 million through May 15, 2032. The remaining outstanding principal in the amount of $8.4 million will become due on November 15, 2032.

(3)On September 30, 2020, the Company refinanced $50.0 million of existing draws under its Credit Agreement in the United States through the issuance of two new $26.0 million notes (“Series B Notes” and “Series C Notes”, respectively) under its Note Agreement. Interest on these new notes is payable semi-annually in May and November of each year with no principle due until the maturity date. The first interest payment on both the Series B and Series C Notes is due in May 2021.

Both the Note Agreement and the Credit Agreement contain representations, warranties, events of default and remedies, as well as affirmative, negative and other financial covenants customary for these types of agreements. These covenants include, among other things, certain limitations on the ability of the Company and its subsidiaries to incur indebtedness, create liens, dispose of assets, make investments, declare, make or incur obligations to make certain restricted payments, including the payment of dividends and payments for the repurchase of the Company’s capital stock and enter into certain merger or consolidation transactions. The Credit Agreement includes, among other limitations on indebtedness, a $125.0 million limit on other unsecured indebtedness.

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

•The consolidated leverage ratio cannot be greater than three and a half to one. The consolidated leverage ratio means, as of any date of determination, the ratio of (a) consolidated funded indebtedness as of such date to (b) consolidated EBITDA for the most recently completed four fiscal quarters.

•The consolidated interest coverage ratio cannot be less than three to one. The consolidated interest coverage ratio means, as of any date of determination, the ratio of (a) consolidated EBITDA for the most recently completed four fiscal quarters to (b) consolidated interest charges for the most recently completed four fiscal quarters

As of November 30, 2020, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.

Note 9. Share Repurchase Plan

On April 8, 2020, the Company elected to suspend repurchases under its previously approved share buy-back plan, which subsequently expired on August 31, 2020. The Company made this election in order to preserve cash while it continues to monitor the long-term impacts of the COVID-19 pandemic. Management does not expect to seek Board approval for a new share buy-back plan until it starts to see a reduced level of uncertainty regarding the pandemic’s impact on the economy and the Company’s business. Therefore, no repurchase transactions were made during the first quarter of fiscal year 2021.

Note 10. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended November 30,
	2020	2019
Net income	$23,623	$12,194
Less: Net income allocated to
participating securities	(110)	(67)
Net income available to common shareholders	$23,513	$12,127

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended November 30,
	2020	2019
Weighted-average common
shares outstanding, basic	13,675	13,714
Weighted-average dilutive securities	31	32
Weighted-average common
shares outstanding, diluted	13,706	13,746

For the three months ended November 30, 2020, there were no anti-dilutive stock-based equity awards outstanding. For the three months ended November 30, 2019, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 5,729 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

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

Other discounts include items such as charges from customers for services they provide related to the sale of WD-40 Company products and penalties/fees associated with WD-40 Company failing to adhere to contractual obligations (e.g., errors on purchase orders, errors on shipment, late deliveries, etc.). Costs related to rebates, cooperative advertising and other promotional activities and other discounts are recorded as a reduction to sales upon delivery of the Company’s products to its customers. The Company had a $7.9 million and $7.5 million balance in rebate/other discount liabilities as of November 30 and August 31, 2020, respectively, which are included in accrued liabilities on the Company’s condensed consolidated balance sheets. The Company recorded approximately $5.3 million and $5.0 million in rebates/other discounts as a reduction to sales during the three months ended November 30, 2020 and 2019, respectively.

Coupons — Coupon costs are based upon historical redemption rates and are recorded as a reduction to sales as incurred, which is when the coupons are circulated. Coupon redemption liabilities, which are included in accrued liabilities on the Company’s condensed consolidated balance sheets, were not significant at November 30, 2020 and August 31, 2020. Coupons recorded as a reduction to sales during the three months ended November 30, 2020 and 2019 were also not significant.

Cash discounts — The Company offers certain of its customers a cash discount program to incentivize them to pay the invoice earlier than the normal payment date on the invoice. Although payment terms vary, most customers typically pay within 30 to 90 days of invoicing. The Company had a $0.4 million and $0.5 million balance in the allowance for cash discounts at November 30, 2020 and August 31, 2020, respectively. The Company recorded approximately $1.2 million and $1.0 million in cash discounts as a reduction to sales during the three months ended November 30, 2020 and 2019, respectively.

Sales returns — The Company recognizes revenue net of allowances for estimated returns, which is based on historical return rates, with a corresponding reduction to cost of products sold. Although the Company typically does not have definitive sales return provisions included in the contract terms with its customers, when such provisions have been included, they have not been significant. The Company presents its provision for sales returns on a gross basis as a liability. The Company’s refund liability for sales returns is included in accrued liabilities and represents the amount expected to be owed to the customers for product returns. The Company’s refund liability for sales returns was not significant at both November 30, 2020 and August 31, 2019. The Company also records an asset for the value of inventory that represents the right to recover products from customers associated with sales returns. The value of this inventory is recorded to other current assets and the balance in this account associated with product returns was not significant at November 30, 2020 and August 31, 2020.

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

Contract Balances

Contract liabilities consist of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $2.3 million and $1.4 million as of November 30, 2020 and August 31, 2020, respectively. These contract liabilities are recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. The Company did not have any contract assets as of November 30, 2020 and August 31, 2020.

Note 12. Commitments and Contingencies

Purchase Commitments

The Company has ongoing relationships with various suppliers (contract manufacturers) that manufacture the Company’s products and third-party distribution centers that warehouse and ship the Company’s products to customers. The contract manufacturers maintain title and control of certain raw materials and components, materials utilized in finished products, and of the finished products themselves until shipment to the Company’s customers or third-party distribution centers in accordance with agreed upon shipment terms. Although the Company has definitive minimum purchase obligations included in the contract terms with certain of its contract manufacturers, when such obligations have been included, they have either been immaterial or the minimum amounts have been such that they are well below the volume of goods that the Company has historically purchased. In the ordinary course of business, supply needs are communicated by the Company to its contract manufacturers based on orders and short-term projections, ranging from two months to six months. The Company is committed to purchase the products produced by the contract manufacturers based on the projections provided.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of November 30, 2020, no such commitments were outstanding.

Litigation

From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. As of November 30, 2020, there were no unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss for the Company and, as to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.

For further information on the risks the Company faces from existing and future claims, suits, investigations and proceedings, see the Company’s risk factors disclosed in Part I―Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended August 31, 2020, which was filed with the SEC on October 21, 2020.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of November 30, 2020.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of November 30, 2020.

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

The provision for income taxes was 15.7% and 14.7% of income before income taxes for the three months ended November 30, 2020 and 2019, respectively. Discrete benefits, primarily those related to excess tax benefits from settlements of stock-based equity awards, reduced the effective income tax rate to a level significantly below the anticipated annual effective tax rate for each period. Although these discrete benefits increased from period to period, they decreased as a percentage of pre-tax income due to significantly higher pre-tax income during the first quarter of fiscal year 2021 which resulted in a higher effective income tax rate from period to period.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. The Company is currently under examination by various state taxing authorities. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2017 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2017 are no longer subject to examination. The Company is currently under audit in various state and foreign jurisdictions for fiscal years 2017 through 2019. Estimated unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months were not significant. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
November 30, 2020:
Net sales	$54,188	$54,749	$15,622	$-	$124,559
Income from operations	$14,626	$17,743	$5,060	$(9,037)	$28,392
Depreciation and
amortization expense	$791	$756	$75	$78	$1,700
Interest income	$1	$1	$17	$-	$19
Interest expense	$455	$114	$1	$-	$570

November 30, 2019:
Net sales	$46,736	$39,245	$12,575	$-	$98,556
Income from operations	$10,580	$8,592	$3,202	$(7,670)	$14,704
Depreciation and
amortization expense	$1,172	$634	$74	$77	$1,957
Interest income	$4	$1	$20	$-	$25
Interest expense	$342	$99	$1	$-	$442

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

Net sales by product group are as follows (in thousands):

	Three Months Ended November 30,
	2020	2019
Maintenance products	$114,343	$89,670
Homecare and cleaning products	10,216	8,886
Total	$124,559	$98,556

Note 15. Subsequent Events

On December 7, 2020, the Company’s Board of Directors declared a cash dividend of $0.67 per share payable on January 29, 2021 to shareholders of record on January 15, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, the terms “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percentages in tables and discussions may not total due to rounding.

The following information is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included in Part I―Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, which was filed with the Securities and Exchange Commission (“SEC”) on October 21, 2020.

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

Actual events or results may differ materially from those projected in forward-looking statements due to various factors, including, but not limited to, those identified in Part I―Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2020, and in the Company’s Quarterly Reports on Form 10-Q, which may be updated from time to time.

Overview

The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products that solve problems in workshops, factories and homes around the world. We market a wide range of maintenance products and homecare and cleaning products under the following well-known brands: WD-40®, 3-IN-ONE®, GT85®, X-14®, 2000 Flushes®, Carpet Fresh®, no vac®, Spot Shot®, 1001®, Lava® and Solvol®. Currently included in the WD-40 brand are the WD-40 Multi-Use Product and the WD-40 Specialist® and WD-40 BIKE® product lines.

Our products are sold in various locations around the world. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”) and Australia. We sell our products primarily through warehouse club stores, hardware stores, automotive parts outlets, industrial distributors and suppliers, mass retail and home center stores, value retailers, grocery stores, online retailers, farm supply, sport retailers, and independent bike dealers

Highlights

The following summarizes the financial and operational highlights for our business during the three months ended November 30, 2020:

•Consolidated net sales increased $26.0 million for the three months ended November 30, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $2.8 million on consolidated net sales for the three months ended November 30, 2020 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have increased by $23.2 million from period to period. This favorable impact from changes in foreign currency exchange rates mainly came from our EMEA segment, which accounted for 44% of our consolidated sales for the three months ended November 30, 2020.

•Gross profit as a percentage of net sales increased to 56.4% for the three months ended November 30, 2020 compared to 54.3% for the corresponding period of the prior fiscal year.

•Consolidated net income increased $11.4 million, or 94%, for the three months ended November 30, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $0.8 million on consolidated net income for the three months ended November 30, 2020 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased $10.6 million.

•Although consolidated results for the three months ended November 30, 2020 were significantly improved from the same period last fiscal year due to a variety of factors, the Company’s operations and business continue to be impacted by the COVID-19 pandemic. See Significant Developments section which follows for details.

•Diluted earnings per common share for the three months ended November 30, 2020 were $1.72 versus $0.88 in the prior fiscal year period.

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

Significant Developments

Sales increased in all three segments during the three months ended November 30, 2020 as compared to the corresponding period of the prior fiscal year. Although our financial results and operations continued to be impacted by the COVID-19 pandemic that began in early calendar year 2020, we were able to reduce the adverse impacts of these challenging times due to the strength of our brands, increased focus on e-commerce, global expansion in the distribution of our products and a continued focus on our strategic initiatives. While we experienced significant sales declines in fiscal year 2020 as compared to the previous full fiscal year, sales during the first quarter of fiscal year 2021 rebounded significantly due to various reasons, including the following:

•Continued increases in renovation and maintenance activities by end-users during the pandemic, particularly in North America, some countries in EMEA and in Australia;

•Increased distribution and sales within the e-commerce channel;

•Recoveries we are experiencing in industrial channels globally as well as in markets where we do not have direct operations (distributor markets), particularly in our EMEA and Asia distributor markets where these distributors have been participating in more of our promotional activities and have been adjusting to more normal levels of inventory for our products;

•Significant increases in sales of our WD-40 Bike product; and

•Continued increased sales of our homecare and cleaning products due to the high demand for such products during the pandemic.

These combined impacts produced a 26% increase in our consolidated net sales during the first quarter of fiscal year 2021 compared to the corresponding period of the prior fiscal year, a period in which the COVID-19 pandemic had not yet commenced.

Due to the speed and fluidity with which the situation continues to evolve, it is very difficult for us to estimate with certainty the extent to which the COVID-19 pandemic will impact our financial results and operations in future periods. Although sales increased during the first quarter of fiscal year 2021, many regions globally are experiencing increased COVID-19 case counts and governmental authorities are reimplementing temporary closures, lockdowns and restrictions intended to combat the COVID-19 pandemic at certain physical store retailers, suppliers and manufacturers. These increased restrictions may have negative economic impacts on our customers and may limit the ability of our customers in certain trade channels and markets to sell our products, which could adversely impact our financial results and operations for the remainder of fiscal year 2021. We also cannot predict when certain restrictions to protect our customers, retailers and our employees will be either increased or safely reduced in future periods. These impacts could be material in all business segments during any future period affected either directly or indirectly by this pandemic. Also, if social distancing requirements resulting from the COVID-19 pandemic lessen in future periods, particularly as vaccinations become more widely available, this may result in a decrease in renovation and maintenance activities by end-users which could adversely impact our financial results. In addition, if there are decreases in future periods in the benefits provided to our end-users via government assistance programs which have been put in place due to the pandemic, this may also impact the level of renovation and maintenance activities that we have experienced in recent periods and this could adversely impact our financial results.

We are continuing to actively manage and monitor supply chain and transportation disruptions and constraints that have arisen at our suppliers and other third-party distribution centers and manufacturers as a result of the COVID-19 pandemic. Some of the challenges that we have experienced at our third-party manufacturers include general capacity constraints and competition for such capacity by other companies who utilize the same third-party manufacturers. While we have been successful to date in managing such disruptions in our supply chain and the distribution of our products, we have experienced some challenges in meeting the high level of demand for our products by customers and end-users in certain markets. Although we have positioned ourselves to continue managing these challenges in our supply chain and distribution networks in future periods, we are not able at this time to estimate the impact of future disruptions within our supply chain or the additional costs that we might incur due to these challenges and we are continually monitoring and managing this situation.

We have taken a variety of measures during the COVID-19 pandemic to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures include requiring remote working arrangements for employees where practicable. We are following public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements. These policies and initiatives will continue to impact how we operate for as long as they are in effect. As a result of these policies and initiatives, travel and meeting expenses have decreased significantly, positively impacting our net income. If the current social distancing requirements and policies lessen in future periods, travel and meeting expenses may return to higher levels. To date, we have been successful in conducting our daily operations and meeting the requirements in all areas of our business with these work-from-home arrangements. We are still working to determine safe and effective phased office reentry plans for employees at all of our office locations globally. However, the timing and nature of these reentry plans will vary by location and some of the specifics related to many of these plans are still uncertain at this time. The safety of our employees and adherence to public and private sector policies related to COVID-19 will remain our top priorities as we have our employees return to working at our global office locations.

See the Company’s risk factors disclosed in Part I―Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended August 31, 2020, which was filed with the SEC on October 21, 2020 for information on risks associated with pandemics in general and COVID-19 specifically.

Three Months Ended November 30, 2020 Compared to Three Months Ended November 30, 2019

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended November 30,
			Change from Prior Year
	2020	2019	Dollars	Percent
Net sales:
Maintenance products	$114,343	$89,670	$24,673	28%
Homecare and cleaning products	10,216	8,886	1,330	15%
Total net sales	124,559	98,556	26,003	26%
Cost of products sold	54,313	45,013	9,300	21%
Gross profit	70,246	53,543	16,703	31%
Operating expenses	41,854	38,839	3,015	8%
Income from operations	$28,392	$14,704	$13,688	93%
Net income	$23,623	$12,194	$11,429	94%
Earnings per common share - diluted	$1.72	$0.88	$0.84	95%
Shares used in per share calculations - diluted	13,706	13,746	(40)	-

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2020	2019	Dollars	Percent
Americas	$54,188	$46,736	$7,452	16%
EMEA	54,749	39,245	15,504	40%
Asia-Pacific	15,622	12,575	3,047	24%
Total	$124,559	$98,556	$26,003	26%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2020	2019	Dollars	Percent
Maintenance products	$48,503	$41,690	$6,813	16%
Homecare and cleaning products	5,685	5,046	639	13%
Total	$54,188	$46,736	$7,452	16%
% of consolidated net sales	44%	47%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $54.2 million, up $7.5 million, or 16%, for the three months ended November 30, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a significant impact on sales for the three months ended November 30, 2020 compared to the corresponding period of the prior fiscal year.

Sales of maintenance products in the Americas segment increased $6.8 million, or 16%, for the three months ended November 30, 2020 compared to the corresponding period of the prior fiscal year. This sales increase was mainly driven by increased sales of maintenance products in the U.S. and Latin America, which were up $3.4 million and $2.8 million, or 10% and 42%, respectively, from period to period. In addition, sales of maintenance products in Canada increased $0.6 million from period to period. Increased demand for our product as a result of a higher level of renovation and maintenance activities exhibited by our end-users during the COVID-19 pandemic resulted in increased sales of maintenance products across the Americas, including within the e-commerce channel. This increased demand resulted in sales increases period over period in the Americas of WD-40 Multi-Use Product, WD-40 Specialist and WD-40 Bike of 14%, 20% and 295%, respectively. In addition, sales in Latin America increased due to the transition to the direct marketing model in Mexico. In the third quarter of fiscal year 2020, we shifted away from a distribution model for Mexico where we sold products through a large wholesale customer who then supplied various retail customers, to one where we sell direct to these retail customers. This resulted in increased sales in Latin America during the first quarter of fiscal year 2021 compared to the corresponding period of the prior fiscal year.

Sales of homecare and cleaning products in the Americas increased $0.6 million, or 13%, for the three months ended November 30, 2020 compared to the corresponding period of the prior fiscal year. This sales increase was driven primarily by an increase in sales of the 2000 Flushes brand products in the U.S., which were up $0.7 million or 47% from period to period. We experienced a significant increase in sales of our homecare and cleaning products beginning in the third quarter of fiscal year 2020 due to increased demand for such products as a result of the COVID-19 pandemic. We are not able at this time to estimate the duration of this unexpected increase in the demand for these products and its impact on our financial results and operations in future periods. While each of our homecare and cleaning products have continued to generate positive cash flows, we had experienced decreased or flat sales for many of these products in recent fiscal years prior to the start of the COVID-19 pandemic.

For the Americas segment, 76% of sales came from the U.S., and 24% of sales came from Canada and Latin America combined for the three months ended November 30, 2020 compared to the distribution for the three months ended November 30, 2019 when 80% of sales came from the U.S., and 20% of sales came from Canada and Latin America.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2020	2019	Dollars	Percent
Maintenance products	$52,376	$36,900	$15,476	42%
Homecare and cleaning products	2,373	2,345	28	1%
Total	$54,749	$39,245	$15,504	40%
% of consolidated net sales	44%	40%

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $54.7 million, up $15.5 million, or 40%, for the three months ended November 30, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the EMEA segment from period to period. Sales for the three months ended November 30, 2020 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $52.1 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $12.8 million, or 33%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Sales in the direct markets increased to $35.4 million, up $10.6 million, or 43%, for the three months ended November 30, 2020, compared to the corresponding period of the prior fiscal year primarily due to increased sales of WD-40 Multi-Use Product and WD-40 Specialist of $7.1 million or 41% and $1.7 million or 61%, respectively, throughout the direct markets. This increase in sales was primarily due to increased demand for our products as a result of a higher level of renovation and maintenance activities exhibited by our end-users during the COVID-19 pandemic. This increased demand and consumption of our products resulted in increased sales, particularly within the e-commerce channel. Sales from direct markets accounted for 65% of the EMEA segment’s sales for the three months ended November 30, 2020 compared to 63% for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $4.9 million, or 34%, for the three months ended November 30, 2020 compared to the corresponding period of the prior fiscal year, primarily due to increased sales of the WD-40 Multi-Use Product in Northern Europe, Eastern Europe and India, which were up 62%, 24% and 120%, respectively. This increase in sales from period to period was primarily due to recoveries experienced during the first quarter of fiscal year 2021 in distributor markets that previously experienced more severe lockdowns during the second half of fiscal year 2020 due to the COVID-19 pandemic. During the first quarter of fiscal year 2021, many of these regions experienced improved economic conditions as a result of reductions in COVID-19 related restrictions. This allowed our marketing distributors to participate in more of our promotional activities and to adjust to more normal levels of inventory for our product, which resulted in increased sales. In addition, continued increases in renovation and maintenance activities by end-users during the pandemic also positively impacted sales in some of our distributor markets. The distributor markets accounted for 35% of the EMEA segment’s total sales for the three months ended November 30, 2020, compared to 37% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2020	2019	Dollars	Percent
Maintenance products	$13,464	$11,081	$2,383	22%
Homecare and cleaning products	2,158	1,494	664	44%
Total	$15,622	$12,575	$3,047	24%
% of consolidated net sales	12%	13%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $15.6 million, up $3.0 million, or 24%, for the three months ended November 30, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the Asia-Pacific segment from period to period. Sales for the three months ended November 30, 2020 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $15.2 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $2.6 million, or 21%, from period to period.

Sales in Asia, which represented 67% of the total sales in the Asia-Pacific segment, increased $1.9 million, or 23%, for the three months ended November 30, 2020 compared to the corresponding period of the prior fiscal year. Sales in China increased $1.2 million, or 53%, primarily due to the timing of customer orders as well as increased sales within the e-commerce channel during the first quarter of fiscal year 2021. In addition, sales in China during the first quarter of fiscal year 2020 were negatively impacted due to activities associated with the country’s preparation for the 70th Anniversary National Day in China which resulted in temporary factory closures and slowed market conditions, with no comparable event occurring in the first quarter of the current fiscal year. Sales in the Asia distributor markets increased $0.7 million, or 11%, for the three months ended November 30, 2020 compared to the corresponding period of the prior fiscal year. These increased sales were primarily due to the easing of COVID-19 lockdown measures in many of the Asia markets during the first quarter of fiscal year 2021 compared to late in fiscal year 2020. These reduced lockdown measures have positively impacted economic conditions in industrial channels and resulted in marketing distributors adjusting to more normal levels of our product, which resulted in increased sales period over period.

Sales in Australia increased $1.1 million, or 28%, for the three months ended November 30, 2020 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales in Australia. On a constant currency basis, sales in Australia would have increased by $0.8 million, or 21%, primarily due to continued increased demand for homecare and cleaning products, which were up $0.7 million, or 44%, as a result of the COVID-19 pandemic. In addition, sales of WD-40 Multi Use Product and WD-40 Specialist were up 20% and 25%, respectively, from period to period primarily due to a higher level of renovation and maintenance activities exhibited by our end-users during the COVID-19 pandemic which resulted in increased sales. Negative sales impacts to Australia due to the COVID-19 pandemic have continued to be limited in fiscal year 2021 since COVID-19 case numbers have remained relatively low in Australia since the initial outbreak and governmental authorities have adopted less severe lockdown requirements. This has resulted in many of our key customers remaining open for business during the COVID-19 pandemic.

Gross Profit

Gross profit increased to $70.2 million for the three months ended November 30, 2020 compared to $53.5 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 56.4% for the three months ended November 30, 2020 compared to 54.3% for the corresponding period of the prior fiscal year.

Gross margin was favorably impacted by 2.6 percentage points from period to period due to favorable changes in the costs of petroleum-based specialty chemicals in all three segments. Beginning in late February 2020, the price of crude oil dropped significantly for a period of several months. Although the price of crude oil has partially recovered in recent months, it has not returned to the much higher levels seen during the first quarter of the prior fiscal year. There is often a delay of one quarter or more before changes in raw material costs impact the cost of products sold due to production and inventory life cycles. The average cost of crude oil which flowed through our cost of goods sold was lower during the first quarter of fiscal year 2021 compared to the corresponding period of the prior fiscal year, thus resulting in favorable impacts to our gross margin from period to period. Due to the volatility of the price of crude oil, it is uncertain the level to which gross margin will be impacted by such costs in future periods. Gross margin was also positively impacted by 0.8 percentage points due to favorable changes in the costs of aerosol cans in the EMEA and Americas segments. In addition, gross margin was positively impacted by 0.4 percentage points from period to period due to sales price increases, primarily in the EMEA and Asia Pacific segments during the last twelve months.

These favorable impacts to gross margin were partially offset by higher warehousing and in-bound freight costs, primarily in the EMEA and Americas segments, negatively impacting gross margin by 1.2 percentage points from period to period. Gross margin was also negatively impacted by 0.5 percentage points from period to period due to the combined effects of unfavorable impacts of changes to sales mix, related to market, product and customer mix, as well as increases in other miscellaneous costs from period to period in the Americas and EMEA segments.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.1 million and $3.0 million for the three months ended November 30, 2020 and 2019, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended November 30, 2020 increased $3.4 million to $36.0 million from $32.6 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses decreased to 28.9% for the three months ended November 30, 2020 compared to 33.1% for the corresponding period of the prior fiscal year. The increase in SG&A expenses from period to period was due to a variety of factors, but most significantly due to increased employee-related costs of $3.0 million due to increased earned incentive compensation, increased headcount, and higher stock-based compensation from period to period. Increases in freight costs associated with higher sales from period to period also increased SG&A expenses by $1.0 million. Changes in foreign currency exchange rates from period to period increased SG&A expenses by $0.6 million. In addition, professional services fees, including cloud-based software, increased $0.6 million and other miscellaneous expenses increased $0.4 million from period to period. These increases to SG&A were offset by a decrease in travel and meeting expenses of $2.2 million. Travel and meeting expenses decreased primarily due to continued initiatives to reduce the transmission of COVID-19, including the imposition of business travel restrictions for all employees and the cancellation of all large meetings, such as regional sales meetings and global leadership meetings, in support of social distancing requirements.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.6 million and $1.7 million for the three months ended November 30, 2020 and 2019, respectively. Our research and development team engages in consumer research, product development, current product improvements and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective third-party contract manufacturers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended November 30, 2020 decreased $0.1 million, or 1%, to $5.5 million from $5.6 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 4.4% for the three months ended November 30, 2020 from 5.7% for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a significant impact on advertising and sales promotion expenses for the three months ended November 30, 2020. The decrease in advertising and sales promotion expenses was primarily within the Asia-Pacific segment due to differences in the timing of promotional activities from period to period as well as a lower level of trade shows and marketing activities due to the COVID-19 pandemic. Advertising and sales promotion expenses as a percentage of net sales was significantly lower in the first quarter of fiscal year 2021 compared to the corresponding period of the prior fiscal year, partially due to higher sales and a reduction of activities at physical locations in all three segments due to indirect effects of the COVID-19 pandemic, including the cancellations of trade shows and fewer opportunities for physical marketing and sampling activities.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the three months ended November 30, 2020 were $5.8 million compared to $5.0 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $11.3 million and $10.6 million for the three months ended November 30, 2020 and 2019, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets decreased to $0.4 million for the three months ended November 30, 2020 compared to $0.7 million for the three months ended November 30, 2019 due to decreased amortization associated with the 2000 Flushes trade name, which became fully amortized during the third quarter of fiscal year 2020.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2020	2019	Dollars	Percent
Americas	$14,626	$10,580	$4,046	38%
EMEA	17,743	8,592	9,151	107%
Asia-Pacific	5,060	3,202	1,858	58%
Unallocated corporate	(9,037)	(7,670)	(1,367)	(18)%
Total	$28,392	$14,704	$13,688	93%

Americas

Income from operations for the Americas increased to $14.6 million, up $4.0 million, or 38%, for the three months ended November 30, 2020 compared to the corresponding period of the prior fiscal year, primarily due to a $7.5 million increase in sales and a higher gross margin, partially offset by higher operating expenses. As a percentage of net sales, gross profit for the Americas segment increased from 53.1% to 54.2% period over period primarily due to the combined favorable impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans from period to period, as well as decreases to advertising, promotional, and other discounts that we give to our customers. These favorable impacts to gross margin were partially offset by increases in warehousing, distribution and freight costs as well as unfavorable changes in sales mix and higher miscellaneous costs. Operating expenses increased $0.5 million period over period, primarily due to higher accruals for earned incentive compensation and other employee-related costs, as well as higher outbound freight costs due to the increase in sales from period to period. These increases in operating expenses were partially offset by lower travel and meeting expenses due to initiatives adopted by the Company during the third quarter of fiscal year 2020 to reduce the transmission of COVID-19 and decreased amortization from period to period. Operating income as a percentage of net sales increased from 22.6% to 27.0% period over period.

EMEA

Income from operations for the EMEA segment increased to $17.7 million, up $9.2 million, or 107%, for the three months ended November 30, 2020 compared to the corresponding period of the prior fiscal year, primarily due to a $15.5 million increase in sales and a higher gross margin, partially offset by higher operating expenses. As a percentage of net sales, gross profit for the EMEA segment increased from 55.9% to 58.5% period over period primarily due to the combined favorable impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans from period to period, as well as sales price increases from period to period. These favorable impacts to gross margin were partially offset by increases in warehousing, distribution and freight costs, as well as higher miscellaneous costs from period to period. Operating expenses increased $0.9 million period over period, primarily due to increased outbound freight costs due to the higher sales, as well as higher accruals for earned incentive compensation and other employee-related costs. These increases in operating expenses were partially offset by lower travel and meeting expenses due to the Company’s COVID-19 pandemic reduced travel initiatives. Operating income as a percentage of net sales increased from 21.9% to 32.4% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $5.1 million, up $1.9 million, or 58%, for the three months ended November 30, 2020 compared to the corresponding period of the prior fiscal year, primarily due to a $3.0 million increase in sales and higher gross margin, which were partially offset by slightly higher operating expenses. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 54.0% to 56.7% period over period primarily due to decreases to the cost of petroleum-based specialty chemicals and favorable changes in both sales product mix and market mix, as well as sales price increases from period to period. These favorable impacts to gross margin were slightly offset by increases to advertising, promotional, and other discounts that we give to our customers. The increased sales were accompanied by a $0.2 million increase in total operating expenses period over period, primarily due to higher accruals for earned incentive compensation and increased outbound freight costs, which were partially offset by a lower level of advertising and sales promotion expenses from period to period. Operating income as a percentage of net sales increased from 25.5% to 32.4% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended November 30,
	2020	2019	Change
Interest income	$19	$25	$(6)
Interest expense	$570	$442	$128
Other income (expense), net	$179	$5	$174
Provision for income taxes	$4,397	$2,098	$2,299

Interest Income

Interest income was insignificant for both the three months ended November 30, 2020 and 2019.

Interest Expense

Interest expense increased $0.1 million for the three months ended November 30, 2020 compared to the corresponding period of the prior fiscal year primarily due to higher aggregate outstanding balances on our credit and note agreements combined from period over period.

Other Income (Expense), Net

Other income (expense), net was insignificant for both the three months ended November 30, 2020 and 2019.

Provision for Income Taxes

The provision for income taxes was 15.7% and 14.7% of income before income taxes for the three months ended November 30, 2020 and 2019, respectively. Discrete benefits, primarily those related to excess tax benefits from settlements of stock-based equity awards, reduced the effective income tax rate to a level significantly below the anticipated annual effective tax rate for each period. Although these discrete benefits increased from period to period, they decreased as a percentage of pre-tax income due to significantly higher pre-tax income during the first quarter of fiscal year 2021 and resulted in a higher effective income tax rate from period to period.

Net Income

Net income was $23.6 million, or $1.72 per common share on a fully diluted basis, for the three months ended November 30, 2020 compared to $12.2 million, or $0.88 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $0.8 million on net income for the three months ended November 30, 2020 compared to the corresponding period of the prior fiscal year. On a constant currency basis, net income would have increased by $10.6 million from period to period.

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

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended November 30,
	2020	2019
Gross margin - GAAP	56%	54%
Cost of doing business as a percentage
of net sales - non-GAAP	32%	38%
EBITDA as a percentage of net sales - non-GAAP (1)	24%	17%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended November 30,
	2020	2019
Total operating expenses - GAAP	$41,854	$38,839
Amortization of definite-lived intangible assets	(358)	(650)
Depreciation (in operating departments)	(1,042)	(947)
Cost of doing business	$40,454	$37,242
Net sales	$124,559	$98,556
Cost of doing business as a percentage
of net sales - non-GAAP	32%	38%

EBITDA (in thousands, except percentages)

	Three Months Ended November 30,
	2020	2019
Net income - GAAP	$23,623	$12,194
Provision for income taxes	4,397	2,098
Interest income	(19)	(25)
Interest expense	570	442
Amortization of definite-lived intangible assets	358	650
Depreciation	1,342	1,307
EBITDA	$30,271	$16,666
Net sales	$124,559	$98,556
EBITDA as a percentage of net sales - non-GAAP	24%	17%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $23.9 million for the three months ended November 30, 2020 compared to $15.2 million for the corresponding period of the prior fiscal year. Although there continues to be a certain level of uncertainty related to the anticipated impact of the current COVID-19 pandemic on the Company’s future results, we believe our efficient business model and the steps that we have taken leave us positioned to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, as well as cash generated from operations and cash currently available from our existing unsecured Credit Agreement with Bank of America. We use proceeds of the revolving credit facility primarily for our general working capital needs. The Company also holds borrowings under a Note Purchase and Private Shelf Agreement. See Note 8 – Debt for additional information on these agreements. Included in Note 8 – Debt is information on the Credit Agreement that we amended with Bank of America on September 30, 2020, and a third amendment to the Note Agreement. In the first quarter of fiscal year 2021, we refinanced existing draws under our Credit Agreement in the United States through the issuance of new notes under the Note Agreement in the amount of $52.0 million.

We have historically maintained a balance of outstanding draws on our line of credit in U.S. Dollars in the Americas segment, as well as in Euros and Pound Sterling in the EMEA segment. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. During the first quarter of fiscal year 2021, we repaid $50.0 million of our U.S. borrowings outstanding under our line of credit using $52.0 million in proceeds that we received on September 30, 2020 from the issuance and sale of the Series B and C Notes which mature in November

2027 and 2030, respectively. Our remaining outstanding balance under our line of credit is denominated completely in Euros and Pound Sterling as of November 30, 2020. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. We have the ability to refinance any draws under the line of credit with successive short-term borrowings through the September 30, 2025 maturity date of the Credit Agreement. Outstanding draws for which we have both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of November 30, 2020, we had a $45.9 million balance of outstanding draws on the revolving credit facility, all of which was classified as long-term. In addition, we paid $0.4 million in principal payments on our Series A Notes during the first three months of fiscal year 2021, which had an outstanding balance of $17.6 million as of November 30, 2020. There were no other letters of credit outstanding or restrictions on the amount available on our line of credit or notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three and a half to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 8 – Debt for additional information on these financial covenants. At November 30, 2020, we were in compliance with all debt covenants. We continue to monitor our compliance with all debt covenants. At the present time, we believe that the likelihood of being unable to satisfy these covenants is remote.

We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, dividend payments, acquisitions, new business development activities and share repurchases. On April 8, 2020, we suspended repurchases under our most recent share buy-back plan, which subsequently expired on August 31, 2020, in order to preserve cash while we monitor the long-term impacts of the COVID-19 pandemic. Management does not expect to seek Board approval for a new share buy-back plan until it starts to see a reduced level of uncertainty regarding the pandemic’s impact on the economy. At November 30, 2020, we had a total of $65.8 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended November 30,
	2020	2019	Change
Net cash provided by operating activities	$23,921	$15,206	$8,715
Net cash used in investing activities	(3,670)	(5,770)	2,100
Net cash provided by (used in) financing activities	(11,089)	(8,520)	(2,569)
Effect of exchange rate changes on cash and cash equivalents	220	531	(311)
Net increase (decrease) in cash and cash equivalents	$9,382	$1,447	$7,935

Operating Activities

Net cash provided by operating activities increased $8.7 million to $23.9 million for the three months ended November 30, 2020 from $15.2 million for the corresponding period of the prior fiscal year. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the three months ended November 30, 2020 was net income of $23.6 million, which increased $11.4 million from period to period. The changes in our working capital from period to period, which decreased net cash provided by operating activities, were primarily attributable to increases in trade accounts receivable balances during the three months ended November 30, 2020 compared to the corresponding period of the prior fiscal year as a result of significantly increased sales from period to period. These working capital changes were partially offset by increases in accounts payable in the EMEA segment related to increased production and the timing of payments to vendors from period to period. In addition, accrued payroll and related expenses decreased by a lower amount during the first quarter of fiscal year 2021 primarily due to lower payments of earned incentive compensation from period to period. The change in working capital was also impacted by increases to income tax accruals related to the higher pre-tax income during the first quarter of fiscal year 2021 compared to the corresponding period of the prior fiscal year.

Investing Activities

Net cash used in investing activities decreased $2.1 million to $3.7 million for the three months ended November 30, 2020 from $5.8 million for the corresponding period of the prior fiscal year, primarily due to decreased capital expenditures. Capital expenditures decreased by $2.2 million primarily due to the renovations and equipping of the Company’s office building in Milton Keynes, England that were occurring and were completed in the first quarter of fiscal year 2020. Capital expenditures during the first quarter of fiscal year 2021 were primarily related to manufacturing equipment which is currently under construction and will be located at our third-party manufacturers in the United States and the United Kingdom once completed.

Financing Activities

Net cash used in financing activities increased $2.6 million to $11.1 million for the three months ended November 30, 2020 from $8.5 million for the corresponding period of the prior fiscal year. This change was primarily due to a decrease in net proceeds from our debt instruments of $5.9 million. In the first quarter of fiscal year 2021, we repaid $50.0 million of our U.S. borrowings outstanding under our line of credit using $52.0 million in proceeds that we received from the issuance and sale of senior notes during the quarter. This resulted in a $2.0 million cash inflow during the period compared to $7.9 million in net proceeds on our line of credit in the corresponding period of the prior fiscal year. In addition, increases in shares withheld to cover taxes on conversion of equity rewards and dividends paid of $0.9 million and $0.8 million, respectively, resulted in higher cash outflows from period to period. Offsetting these increases in cash outflows was a decrease in treasury stock repurchases due to the suspension of such repurchases beginning in the third quarter of fiscal year 2020, which resulted in a decrease in cash outflows of $5.0 million from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was an increase in cash of $0.2 million and $0.5 million for the three months ended November 30, 2020 and 2019, respectively. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period. For the three months ended November 30, 2020, the majority was related to the fluctuations in the Chinese Yuan against the U.S. Dollar whereas for the three months ended November 30, 2019, it was primarily related to fluctuations in the Pound Sterling against the U.S. Dollar.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Commercial Commitments

We have ongoing relationships with various suppliers (contract manufacturers) that manufacture our products and third-party distribution centers who warehouse and ship our products to customers. The contract manufacturers maintain title and control of certain raw materials and components, materials utilized in finished products, and of the finished products themselves until shipment to our customers or third-party distribution centers in accordance with agreed upon shipment terms. Although we have definitive minimum purchase obligations included in the contract terms with certain of our contract manufacturers, when such obligations have been included, they have either been immaterial or the minimum amounts have been such that they are well below the volume of goods that the Company has historically purchased. In the ordinary course of business, we communicate supply needs to our contract manufacturers based on orders and short-term projections, ranging from two to six months. We are committed to purchase the products produced by the contract manufacturers based on the projections provided.

Upon the termination of contracts with contract manufacturers, we obtain certain inventory control rights and are obligated to work with the contract manufacturer to sell through all products held by or manufactured by the contract manufacturer on our behalf during the termination notification period. If any inventory remains at the contract manufacturer at the termination date, we are obligated to purchase such inventory which may include raw materials, components and finished goods. The amounts for inventory purchased under termination commitments have been immaterial.

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of November 30, 2020, no such commitments were outstanding.

Share Repurchase Plan

The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 9 — Share Repurchase Plan, included in this report.

Dividends

On December 7, 2021, the Company’s Board of Directors declared a cash dividend of $0.67 per share payable on January 29, 2021 to shareholders of record on January 15, 2021. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Critical Accounting Policies

Our discussion and analysis of our operating results and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: revenue recognition, accounting for income taxes and impairment of definite-lived intangible assets. Estimates in each of these areas are based on historical experience and various judgments and assumptions that we believe are appropriate. Actual results may differ from these estimates.

There have been no material changes in our critical accounting policies from those disclosed in Part II―Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, which was filed with the SEC on October 21, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to Part II―Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, which was filed with the SEC on October 21, 2020.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2020, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

There were no changes in our internal control over financial reporting during the three months ended November 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is incorporated by reference to the information set forth in Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 12 — Commitments and Contingencies, included in this report.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, which was filed with the SEC on October 21, 2020

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 8, 2020, the Company elected to suspend repurchases under its previously approved share buy-back plan, which subsequently expired on August 31, 2020. The Company made this election in order to preserve cash while it continued to monitor the long-term impacts of the COVID-19 pandemic. Management does not expect to seek Board approval for a new share buy-back plan until it starts to see a reduced level of uncertainty regarding the pandemic’s impact on the economy and the Company’s business. Therefore, no repurchase transactions were made during the first quarter of fiscal year 2021.

a

Item 6. Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 21, 2020, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed August 16, 2018, Exhibit 3.1 thereto.

10(a)

First Amendment to Credit Agreement dated September 30, 2020 among Company and Bank of America, N.A., incorporated by reference from the Registrant's Form 8-K filed October 6, 2020, Exhibit 10(a) thereto..

10(b)

Third Amendment to Note Purchase and Private Shelf Agreement dated September 30, 2020 among WD-40 Company and Prudential and the Note Purchasers, incorporated by reference from the Registrant's Form 8-K filed October 6, 2020, Exhibit 10(e) thereto..

10(c)	Series B Senior Notes dated September 30, 2020, incorporated by reference from the Registrant’s Form 8-K filed October 6, 2020, Exhibit 10(f) thereto.

10(d)	Series C Senior Notes dated September 30, 2020, incorporated by reference from the Registrant’s Form 8-K filed October 6, 2020, Exhibit 10(g) thereto.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from WD-40 Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: January 7, 2021	By:	/s/ GARRY O. RIDGE
Garry O. Ridge Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President, Finance Treasurer and Chief Financial Officer

	By:	/s/ RAE ANN PARTLO
Rae Ann Partlo Vice President, Corporate Controller and Principal Accounting Officer