Form 10-Q
period 2021-02-28
WD 40 CO
filed 2021-04-08
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 5, 2021 was 13,707,767.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended February 28, 2021

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	February 28,	August 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$72,381	$56,462
Trade accounts receivable, less allowance for doubtful
accounts of $550 and $362 at February 28, 2021
and August 31, 2020, respectively	93,577	80,672
Inventories	44,539	41,264
Other current assets	11,339	6,756
Total current assets	221,836	185,154
Property and equipment, net	67,077	60,759
Goodwill	95,987	95,731
Other intangible assets, net	8,020	8,633
Operating lease right-of-use assets	8,741	8,168
Deferred tax assets, net	498	464
Other assets	3,828	3,728
Total assets	$405,987	$362,637

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$27,729	$21,676
Accrued liabilities	24,451	21,660
Accrued payroll and related expenses	16,667	14,767
Short-term borrowings	800	800
Income taxes payable	2,236	1,213
Total current liabilities	71,883	60,116
Long-term borrowings	116,731	113,098
Deferred tax liabilities, net	11,535	11,291
Long-term operating lease liabilities	6,945	6,520
Other long-term liabilities	11,313	11,299
Total liabilities	218,407	202,324

Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,855,666 and 19,812,685 shares issued at February 28, 2021 and
August 31, 2020, respectively; and 13,707,767 and 13,664,786 shares
outstanding at February 28, 2021 and August 31, 2020, respectively	20	20
Additional paid-in capital	158,897	157,850
Retained earnings	421,129	398,731
Accumulated other comprehensive loss	(24,386)	(28,208)
Common stock held in treasury, at cost ― 6,147,899 and 6,147,899
shares at February 28, 2021 and August 31, 2020, respectively	(368,080)	(368,080)
Total shareholders' equity	187,580	160,313
Total liabilities and shareholders' equity	$405,987	$362,637

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended February 28/29,		Six Months Ended February 28/29,
	2021	2020	2021	2020

Net sales	$111,905	$100,049	$236,464	$198,605
Cost of products sold	49,898	46,447	104,211	91,460
Gross profit	62,007	53,602	132,253	107,145

Operating expenses:
Selling, general and administrative	35,478	29,906	71,455	62,505
Advertising and sales promotion	5,512	4,857	11,031	10,447
Amortization of definite-lived intangible assets	362	654	720	1,304
Total operating expenses	41,352	35,417	83,206	74,256

Income from operations	20,655	18,185	49,047	32,889

Other income (expense):
Interest income	19	28	38	53
Interest expense	(610)	(593)	(1,180)	(1,035)
Other income (expense), net	151	(229)	330	(224)
Income before income taxes	20,215	17,391	48,235	31,683
Provision for income taxes	3,024	3,064	7,421	5,162
Net income	$17,191	$14,327	$40,814	$26,521

Earnings per common share:
Basic	$1.25	$1.04	$2.97	$1.92
Diluted	$1.24	$1.04	$2.96	$1.92

Shares used in per share calculations:
Basic	13,700	13,712	13,687	13,713
Diluted	13,729	13,737	13,718	13,741

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended February 28/29,		Six Months Ended February 28/29,
	2021	2020	2021	2020

Net income	$17,191	$14,327	$40,814	$26,521
Other comprehensive income (loss):
Foreign currency translation adjustment	3,234	(98)	3,822	2,014
Total comprehensive income	$20,425	$14,229	$44,636	$28,535

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2020	19,812,685	$20	$157,850	$398,731	$(28,208)	6,147,899	$(368,080)	$160,313
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	23,417	-	(3,490)					(3,490)
Stock-based compensation			2,665					2,665
Cash dividends ($0.67 per share)				(9,199)				(9,199)
Foreign currency translation adjustment					588			588
Net income				23,623				23,623
Balance at November 30, 2020	19,836,102	$20	$157,025	$413,155	$(27,620)	6,147,899	$(368,080)	$174,500
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	19,564	-	(5)					(5)
Stock-based compensation			1,877					1,877
Cash dividends ($0.67 per share)				(9,217)				(9,217)
Foreign currency translation adjustment					3,234			3,234
Net income				17,191				17,191
Balance at February 28, 2021	19,855,666	$20	$158,897	$421,129	$(24,386)	6,147,899	$(368,080)	$187,580

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

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended February 28/29,
	2021	2020
Operating activities:
Net income	$40,814	$26,521
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	3,458	4,024
Net gains on sales and disposals of property and equipment	(104)	(66)
Deferred income taxes	152	(79)
Stock-based compensation	4,542	3,889
Unrealized foreign currency exchange losses (gains)	139	(249)
Provision for bad debts	175	61
Changes in assets and liabilities:
Trade accounts receivable	(10,111)	(1,313)
Inventories	(2,104)	(1,648)
Other assets	(4,386)	(1,781)
Operating lease assets and liabilities, net	9	211
Accounts payable and accrued liabilities	7,398	1,969
Accrued payroll and related expenses	1,584	(7,345)
Other long-term liabilities and income taxes payable	944	(812)
Net cash provided by operating activities	42,510	23,382

Investing activities:
Purchases of property and equipment	(7,605)	(10,695)
Proceeds from sales of property and equipment	239	212
Net cash used in investing activities	(7,366)	(10,483)

Financing activities:
Treasury stock purchases	-	(9,658)
Dividends paid	(18,416)	(17,642)
Proceeds from issuance of long-term senior notes	52,000	-
Repayments of long-term senior notes	(400)	(400)
Net (repayments) proceeds of revolving credit facility	(50,000)	20,524
Shares withheld to cover taxes upon conversions of equity awards	(3,495)	(2,640)
Net cash used in financing activities	(20,311)	(9,816)
Effect of exchange rate changes on cash and cash equivalents	1,086	187
Net increase in cash and cash equivalents	15,919	3,270
Cash and cash equivalents at beginning of period	56,462	27,233
Cash and cash equivalents at end of period	$72,381	$30,503

Supplemental disclosure of noncash investing activities:
Accrued capital expenditures	$1,638	$5,724

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At February 28, 2021, the Company had a notional amount of $8.9 million outstanding in foreign currency forward contracts, which matured on March 30, 2021. Unrealized net gains and losses related to foreign currency forward contracts were not significant at February 28, 2021 and August 31, 2020. Realized net gains and losses related to foreign currency forward contracts were not significant for both the three months ended February 28, 2021 and February 29, 2020. Realized net gains and losses related to foreign currency forward contracts were not significant for both the six months ended February 28, 2021 and February 29, 2020. Both unrealized and realized net gains and losses are recorded in other income (expense), net on the Company’s condensed consolidated statements of operations.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of February 28, 2021, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents and short-term borrowings are recorded at cost, which approximates their fair values, primarily due to their short-term nature. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $67.9 million as of February 28, 2021, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to their carrying value of $69.6 million. During the six months ended February 28, 2021, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

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

Note 3. Inventories

Inventories consist primarily of raw materials and components, finished goods, and product held at third-party contract manufacturers. Inventories are stated at the lower of cost or market and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method. Inventories consisted of the following (in thousands):

	February 28,	August 31,
	2021	2020
Product held at third-party contract manufacturers	$6,354	$4,393
Raw materials and components	5,394	5,034
Work-in-process	1,296	385
Finished goods	31,495	31,452
Total	$44,539	$41,264

Note 4. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	February 28,	August 31,
	2021	2020
Machinery, equipment and vehicles	$20,687	$20,434
Buildings and improvements	29,849	28,271
Computer and office equipment	5,890	5,420
Software	10,613	9,959
Furniture and fixtures	2,722	2,641
Capital in progress	28,101	21,939
Land	4,435	4,374
Subtotal	102,297	93,038
Less: accumulated depreciation and amortization	(35,220)	(32,279)
Total	$67,077	$60,759

Note 5. Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2020	$85,461	$9,060	$1,210	$95,731
Translation adjustments	28	229	(1)	256
Balance as of February 28, 2021	$85,489	$9,289	$1,209	$95,987

During the second quarter of fiscal year 2021, the Company performed its annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as required by the authoritative guidance as of the Company’s most recent goodwill impairment testing date, December 1, 2020. During the fiscal year 2021 annual goodwill impairment test, the Company performed a qualitative assessment of each reporting unit to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. In performing this qualitative assessment, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of its reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions, including the impacts of the COVID-19 pandemic; (2) industry and market conditions; (3) historical financial performance and expected financial performance; (4) other entity specific events, such as changes in management or key personnel; and (5) events affecting the Company’s reporting units, such as a change in the composition of net assets or any expected dispositions. Based on the results of this qualitative assessment, the Company determined that it is more likely than not that the carrying value of each of its reporting units is less than its fair value as of the goodwill impairment testing date and, thus, a quantitative analysis was not required. As a result, the Company concluded that no impairment of its goodwill existed as of December 1, 2020. In addition, the Company concluded that there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to December 1, 2020 through February 28, 2021. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets, which include the Spot Shot, Carpet Fresh, 1001, EZ REACH and GT85 trade names, are included in other intangible assets, net in the Company’s condensed consolidated balance sheets. The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	February 28,	August 31,
	2021	2020
Gross carrying amount	$36,912	$36,363
Accumulated amortization	(28,892)	(27,730)
Net carrying amount	$8,020	$8,633

There has been no impairment charge for the six months ended February 28, 2021 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets. The Company’s review of events and circumstances included consideration of the ongoing COVID-19 pandemic.

Changes in the carrying amounts of definite-lived intangible assets by segment for the six months ended February 28, 2021 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2020	$6,553	$2,080	$-	$8,633
Amortization expense	(529)	(191)	-	(720)
Translation adjustments	-	107	-	107
Balance as of February 28, 2021	$6,024	$1,996	$-	$8,020

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based
Remainder of fiscal year 2021	$642	$90
Fiscal year 2022	1,283	180
Fiscal year 2023	1,037	-
Fiscal year 2024	1,031	-
Fiscal year 2025	949	-
Thereafter	2,808	-
Total	$7,750	$270

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

The Company records right-of-use assets and lease liabilities on its consolidated balance sheets for leases with an expected term greater than one year. The lease term includes the committed lease term, also taking into account early termination and renewal options that management is reasonably certain to exercise. For leases that do not have a readily determinable implicit rate, the Company uses its estimated secured incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments. The Company’s estimated secured incremental borrowing rate is determined using a portfolio approach based on the rate of interest the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate in the currency of the lease. As of February 28, 2021, finance leases were not significant and all leases recorded on the Company’s consolidated balances sheets were operating leases. Residual value guarantees, restrictions, covenants, sublease income, net gains or losses from sale and leaseback transactions, and transactions with related parties associated with leases are also not significant. The Company has made the accounting policy election to use certain ongoing practical expedients made available by ASC 842 to: (i) not separate lease components from nonlease components for real estate – office buildings, machinery and equipment, lab equipment, office equipment, furniture and fixtures, and IT equipment; and (ii) exclude leases with an initial term of 12 months or less (“short-term” leases) from the consolidated balance sheets and will recognize related lease payments in the consolidated statements of operations on a straight-line basis over the lease term. However, the Company had no significant short-term leases as of February 28, 2021. The Company obtained additional right-of-use assets of $1.1 million in exchange for lease obligations related to renewals of existing leases during the six months ended February 28, 2021. The Company did not obtain significant additional right-of-use assets during the six months ended February 28, 2020.

The Company recorded $0.5 million and $1.0 million in lease expense during both the three and six months ended February 28, 2021 and February 29, 2020. This lease expense was included in selling, general and administrative expenses. An insignificant amount of lease expense was classified within cost of products sold for both the three and six months ended February 28, 2021 and February 29, 2020. During the three and six months ended February 28, 2021 and February 29, 2020, the Company paid cash of $0.6 million and $1.1 million related to lease liabilities, respectively, compared to $0.5 million and $1.0 million in the corresponding period of the prior fiscal year. Variable lease expense under the Company’s lease agreements were not significant for both the three and six months ended February 28, 2021 and February 29, 2020. As of February 28, 2021, the weighted-average remaining lease term was 6.3 years and the weighted-average discount rate was 2.9% for the Company’s operating leases. There were no leases that had not yet commenced as of February 28, 2021 that will create additional significant rights and obligations for the Company.

Right-of-use assets and lease liabilities consisted of the following (in thousands):

	February 28,	August 31,
	2021	2020
Assets:
Operating lease right-of-use assets	$8,741	$8,168

Liabilities:
Current operating lease liabilities(1)	1,945	1,840
Long-term operating lease liabilities	6,945	6,520
Total operating lease liabilities	$8,890	$8,360

(1)Current operating lease liabilities are classified in accrued liabilities on the Company’s condensed consolidated balance sheet.

The Company’s maturities of its operating lease liabilities, including early termination and renewal options that management is reasonably certain to exercise, are as follows (in thousands):

Operating
Leases
Remainder of fiscal year 2021	$1,100
Fiscal year 2022	2,085
Fiscal year 2023	1,732
Fiscal year 2024	1,516
Fiscal year 2025	959
Thereafter	2,495
Total undiscounted future cash flows	$9,887
Less: Interest	(997)
Present value of lease liabilities	$8,890

Note 7. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	February 28,	August 31,
	2021	2020
Accrued advertising and sales promotion expenses	$12,069	$10,787
Accrued professional services fees	2,315	1,761
Accrued sales taxes and other taxes	2,892	1,751
Short-term operating lease liability	1,945	1,840
Other	5,230	5,521
Total	$24,451	$21,660

Accrued payroll and related expenses consisted of the following (in thousands):

	February 28,	August 31,
	2021	2020
Accrued incentive compensation	$8,696	$5,702
Accrued payroll	4,731	4,396
Accrued profit sharing	994	2,726
Accrued payroll taxes	1,740	1,446
Other	506	497
Total	$16,667	$14,767

Note 8. Debt

As of February 28, 2021, the Company held borrowings under two separate agreements as detailed below.

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

Short-term and long-term borrowings under the Company’s Credit Agreement and Note Agreement consisted of the following (in thousands):

		Maturities	February 28,	August 31,
	Issuance	(calendar year)	2021	2020

Credit Agreement - revolving credit facility (1)(3)	Various	9/30/2025	$47,931	$95,898

Note Agreement
Series A Notes - 3.39% fixed rate(2)	11/15/2017	2021-2032	17,600	18,000
Series B Notes - 2.50% fixed rate(3)	9/30/2020	11/15/2027	26,000	-
Series C Notes - 2.69% fixed rate(3)	9/30/2020	11/15/2030	26,000	-
Total borrowings			117,531	113,898
Short-term portion of borrowings			(800)	(800)
Total long-term borrowings			$116,731	$113,098

(1)The Company has the ability to refinance any draw under the line of credit with successive short-term borrowings through the maturity date. Outstanding draws for which management has both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of February 28, 2021, the entire balance on this facility is classified as long-term and only contains amounts denominated in Euros and Pound Sterling. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.

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

•The consolidated interest coverage ratio cannot be less than three to one. The consolidated interest coverage ratio means, as of any date of determination, the ratio of (a) consolidated EBITDA for the most recently completed four fiscal quarters to (b) consolidated interest charges for the most recently completed four fiscal quarters

As of February 28, 2021, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.

Note 9. Share Repurchase Plan

On April 8, 2020, the Company elected to suspend repurchases under its previously approved share buy-back plan, which subsequently expired on August 31, 2020. The Company made this election in order to preserve cash while it continues to monitor the long-term impacts of the COVID-19 pandemic. Management will continue to evaluate future authorizations under its share buy-back program and the Board will consider approval based on management’s recommendations. Therefore, no repurchase transactions were made during the six months ended February 28, 2021.

Note 10. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended February 28/29,		Six Months Ended February 28/29,
	2021	2020	2021	2020
Net income	$17,191	$14,327	$40,814	$26,521
Less: Net income allocated to
participating securities	(64)	(68)	(174)	(135)
Net income available to common shareholders	$17,127	$14,259	$40,640	$26,386

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended February 28/29,		Six Months Ended February 28/29,
	2021	2020	2021	2020
Weighted-average common
shares outstanding, basic	13,700	13,712	13,687	13,713
Weighted-average dilutive securities	29	25	31	28
Weighted-average common
shares outstanding, diluted	13,729	13,737	13,718	13,741

For the three and six months ended February 28, 2021, there were no anti-dilutive stock-based equity awards outstanding. For the three and six months ended February 29, 2020, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 7,604 and 9,479, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

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

Rebates/Other Discounts — The Company offers various on-going trade promotion programs with customers and provides other discounts to customers that require management to estimate and accrue for the expected costs of such programs or discounts. These programs include cooperative marketing, volume-based discounts, shelf price reductions, consideration and allowances given to retailers for shelf space and/or favorable display positions in their stores and other promotional activities. Other discounts include items such as charges from customers for services they provide related to the sale of WD-40 Company products and penalties/fees associated with WD-40 Company failing to adhere to contractual obligations (e.g., errors on purchase orders, errors on shipment, late deliveries, etc.). Costs related to rebates, cooperative advertising and other promotional activities and other discounts are recorded as a reduction to sales upon delivery of the Company’s products to its customers. The Company had a $7.8 million and $7.5 million balance in rebate/other discount liabilities as of February 28, 2021 and August 31, 2020, respectively, which are included in accrued liabilities on the Company’s condensed consolidated balance sheets. The Company recorded approximately $5.8 million and $11.1 million in rebates/other discounts as a reduction to sales during the three and six months ended February 28, 2021, respectively. Rebates/other discounts as a reduction to sales during the three and six months ended February 29, 2020 were approximately $4.4 million and $9.4 million, respectively.

Coupons — Coupon costs are based upon historical redemption rates and are recorded as a reduction to sales as incurred, which is when the coupons are circulated. Coupon redemption liabilities, which are included in accrued liabilities on the Company’s condensed consolidated balance sheets, were not significant at February 28, 2021 and August 31, 2020. Coupons recorded as a reduction to sales during the three and six months ended February 28, 2021 and February 29, 2020, were also not significant.

Cash discounts — The Company offers certain of its customers a cash discount program to incentivize them to pay the invoice earlier than the normal payment date on the invoice. Although payment terms vary, most customers typically pay within 30 to 90 days of invoicing. The Company had a $0.5 million balance in the allowance for cash discounts at both February 28, 2021 and August 31, 2020. The Company recorded approximately $1.1 million and $2.3 million in cash discounts as a reduction to sales during the three and six months ended February 28, 2021, respectively. Cash discounts as a reduction to sales during the three and six months ended February 29, 2020 were approximately $1.0 million and $2.0 million, respectively.

Sales returns — The Company recognizes revenue net of allowances for estimated returns, which is based on historical return rates, with a corresponding reduction to cost of products sold. Although the Company typically does not have definitive sales return provisions included in the contract terms with its customers, when such provisions have been included, they have not been significant. The Company presents its provision for sales returns on a gross basis as a liability. The Company’s refund liability for sales returns is included in accrued liabilities and represents the amount expected to be owed to the customers for product returns. The Company’s refund liability for sales returns was not significant at both February 28, 2021 and August 31, 2020. The Company also records an asset for the value of inventory that represents the right to recover products from customers associated with sales returns. The value of this inventory is recorded to other current assets and the balance in this account associated with product returns was not significant at February 28, 2021 and August 31, 2020.

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

Contract Balances

Contract liabilities consist of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $2.3 million and $1.4 million as of February 28, 2021 and August 31, 2020, respectively. These contract liabilities are recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. The Company did not have any contract assets as of February 28, 2021 and August 31, 2020.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of February 28, 2021, no such commitments were outstanding.

Litigation

From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. As of February 28, 2021, there were no unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss for the Company and, as to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.

For further information on the risks the Company faces from existing and future claims, suits, investigations and proceedings, see the Company’s risk factors disclosed in Part I―Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended August 31, 2020, which was filed with the SEC on October 21, 2020.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of February 28, 2021.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of February 28, 2021.

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

The provision for income taxes was 15.0% and 17.6% of income before income taxes for the three months ended February 28, 2021 and February 29, 2020, respectively. The decrease in the effective income tax rate from period to period was primarily due to an increase in excess tax benefits from settlements of stock-based equity awards, as well as the release of liabilities related to uncertain tax positions due to the expiration of statutes during the second quarter of fiscal year 2021.

The provision for income taxes was 15.4% and 16.3% of income before income taxes for the six months ended February 28, 2021 and February 29, 2020, respectively. The decrease in the effective income tax rate from period to period was primarily due to a benefit from the High Tax Exemption associated with Global Intangible Low Taxed Income during the first half of fiscal year 2021, as well as an increase in excess tax benefits from settlements of stock-based equity awards. The impact of these items on income tax expense percentages was partially offset by the effect of significantly higher pre-tax income for the six months ended February 28, 2021 when compared to the corresponding period in the prior fiscal year.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2018 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2017 are no longer subject to examination. The Company is currently under audit in various state jurisdictions for fiscal years 2017 through 2019. Estimated unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months were not significant. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
February 28, 2021:
Net sales	$46,157	$49,813	$15,935	$-	$111,905
Income from operations	$10,356	$14,176	$5,188	$(9,065)	$20,655
Depreciation and
amortization expense	$795	$807	$75	$80	$1,757
Interest income	$-	$3	$16	$-	$19
Interest expense	$491	$118	$1	$-	$610

February 29, 2020:
Net sales	$46,842	$41,753	$11,454	$-	$100,049
Income from operations	$11,400	$10,582	$3,106	$(6,903)	$18,185
Depreciation and
amortization expense	$1,210	$741	$76	$40	$2,067
Interest income	$9	$-	$19	$-	$28
Interest expense	$390	$201	$2	$-	$593

Six Months Ended:
February 28, 2021:
Net sales	$100,344	$104,563	$31,557	$-	$236,464
Income from operations	$24,982	$31,919	$10,247	$(18,101)	$49,047
Depreciation and
amortization expense	$1,586	$1,563	$151	$158	$3,458
Interest income	$1	$5	$32	$-	$38
Interest expense	$946	$232	$2	$-	$1,180

February 29, 2020:
Net sales	$93,578	$80,998	$24,029	$-	$198,605
Income from operations	$21,980	$19,174	$6,308	$(14,573)	$32,889
Depreciation and
amortization expense	$2,382	$1,375	$150	$117	$4,024
Interest income	$13	$1	$39	$-	$53
Interest expense	$732	$300	$3	$-	$1,035

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

Net sales by product group are as follows (in thousands):

	Three Months Ended February 28/29,		Six Months Ended February 28/29,
	2021	2020	2021	2020
Maintenance products	$102,729	$91,147	$217,072	$180,817
Homecare and cleaning products	9,176	8,902	19,392	17,788
Total	$111,905	$100,049	$236,464	$198,605

Note 15. Subsequent Events

On March 16, 2021, the Company’s Board of Directors approved a 7% increase in the regular quarterly cash dividend, increasing it from $0.67 per share to $0.72 per share. The $0.72 per share dividend declared on March 16, 2021 is payable on April 30, 2021 to shareholders of record on April 16, 2021.

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

Highlights

The following summarizes the financial and operational highlights for our business during the six months ended February 28, 2021:

•Consolidated net sales increased $37.9 million for the six months ended February 28, 2021 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $5.5 million on consolidated net sales for the six months ended February 28, 2021 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have increased by $32.4 million from period to period. This favorable impact from changes in foreign currency exchange rates mainly came from our EMEA segment, which accounted for 44% of our consolidated sales for the six months ended February 28, 2021.

•Gross profit as a percentage of net sales increased to 55.9% for the six months ended February 28, 2021 compared to 53.9% for the corresponding period of the prior fiscal year.

•Consolidated net income increased $14.3 million, or 54%, for the six months ended February 28, 2021 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $1.5 million on consolidated net income for the six months ended February 28, 2021 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased $12.8 million.

•Although consolidated results for the six months ended February 28, 2021 were significantly improved from the same period last fiscal year due to a variety of factors, the Company’s operations and business continue to be impacted by the COVID-19 pandemic. See Significant Developments section which follows for details.

•Diluted earnings per common share for the six months ended February 28, 2021 were $2.96 versus $1.92 in the prior fiscal year period.

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

Significant Developments

Sales increased in all three segments during the six months ended February 28, 2021 as compared to the corresponding period of the prior fiscal year. Although our financial results and operations continued to be impacted by the COVID-19 pandemic that began in early calendar year 2020, we have been able to reduce the adverse impacts of these challenging times due to the strength of our brands, increased focus on e-commerce, global expansion in the distribution of our products and a continued focus on our strategic initiatives. While we experienced significant sales declines in fiscal year 2020 as compared to the previous full fiscal year, sales during the six months ended February 28, 2021 increased significantly due to various reasons, including the following:

•Continued increases in renovation and maintenance activities by end-users during the pandemic, particularly in North America, some countries in EMEA and in Australia;

•Increased distribution and sales within the e-commerce channel;

•Recoveries we are experiencing in industrial channels globally as well as in markets where we do not have direct operations (distributor markets), particularly in our EMEA distributor markets where these distributors have been participating in more of our promotional activities and have been adjusting to more normal levels of inventory for our products;

•Significant increases in sales of our WD-40 Bike product; and

•Continued increased sales of many of our homecare and cleaning products due to the high demand for such products during the pandemic.

These combined impacts produced a 19% increase in our consolidated net sales during the six months ended February 28, 2021 compared to the corresponding period of the prior fiscal year, a period in which the COVID-19 pandemic had not yet resulted in significant government restrictions on movement and commerce in most regions, with the exception of certain regions within our Asia-Pacific segment. We are continuing to actively manage and monitor supply chain and transportation disruptions and constraints that have arisen periodically within all three of our business segments during the COVID-19 pandemic, which has both directly and indirectly impacted our suppliers and other third-party distribution centers and manufacturers. Some of the challenges that we have experienced at our third-party manufacturers include general capacity constraints and competition for such capacity by other companies who utilize the same third-party manufacturers. These challenges were significantly compounded in the Americas segment during the second quarter of fiscal year 2021 as a result of severe winter storms in parts of the United States that directly impacted some of our third-party contract manufacturers and distribution centers. While we have been successful in managing most of the disruptions in our supply chain and the distribution of our products as a result of the pandemic, the timing and magnitude of the challenges that we experienced in our supply chain in the Americas segment during the second quarter of fiscal year 2021 resulted in us not being able to meet the high level of demand for our products by customers and end-users in certain markets. In addition, the Americas has incurred significant additional costs within its supply chain as a result of these constraints. Although we have positioned ourselves to address these disruptions in the Americas supply chain and we will continue to manage these challenges in our global supply chain and distribution networks in future periods, we are not able at this time to estimate the degree of the impact of future disruptions within our supply chain or the level of additional costs that we will continue to incur due to these challenges. Some of these additional costs are expected to unfavorably impact our cost of goods sold for the remainder of fiscal year 2021 and this will result in a lower gross margin for the second half of fiscal year 2021 as compared to the gross margin that we realized for the first six months of the fiscal year. We are continually monitoring and actively managing this situation with our supply chain.

Due to the speed and fluidity with which the situation continues to evolve, it is very difficult for us to estimate with certainty the extent to which the COVID-19 pandemic will impact our financial results and operations in future periods. Although sales increased during the six months ended February 28, 2021, many regions globally are experiencing continued fluctuations in their COVID-19 case counts. This has resulted in governmental authorities periodically adjusting temporary closures, lockdowns and restriction policies intended to combat the COVID-19 pandemic at certain physical store retailers, suppliers and manufacturers in reaction to those changes. These restrictions may have negative economic impacts on our customers and may limit the ability of our customers in certain trade channels and markets to sell our products, which could adversely impact our financial results and operations for the remainder of fiscal year 2021. We also cannot predict when certain restrictions to protect our customers, retailers and our employees will be either increased or safely reduced in future periods. These impacts could be material in all business segments during any future period affected either directly or indirectly by this pandemic. Also, if social distancing requirements resulting from the COVID-19 pandemic lessen in future periods, this may result in a decrease in renovation and maintenance activities by end-users which could adversely impact our financial results.

In addition, if there are decreases in future periods in the benefits provided to our end-users via government assistance programs which have been put in place due to the pandemic, this may also impact the level of renovation and maintenance activities that we have experienced in recent periods and this could adversely impact our financial results.

We have taken a variety of measures during the COVID-19 pandemic to ensure the availability and functioning of our critical infrastructure, to promote the safety and security of our employees and to support the communities in which we operate. These measures have included requiring remote working arrangements for employees where practicable. We are continuing to follow public and private sector policies and initiatives to reduce the transmission of COVID-19, such as the imposition of travel restrictions, the promotion of social distancing and the adoption of work-from-home arrangements. These policies and initiatives will continue to impact how we operate for as long as they are in effect. As a result of these policies and initiatives, travel and meeting expenses have decreased significantly, positively impacting our net income. If the current social distancing requirements and policies significantly lessen in future periods, travel and meeting expenses may return to higher levels. To date, we have been successful in conducting our daily operations and meeting the requirements in all areas of our business with these work-from-home arrangements. We are still working to determine safe and effective phased office reentry plans for employees at all of our office locations globally. However, the timing and nature of these reentry plans will vary by location and some of the specifics related to many of these plans are still uncertain at this time. The safety of our employees and adherence to public and private sector policies related to the COVID-19 pandemic will remain our top priorities as we have our employees return to working at our global office locations.

See the Company’s risk factors disclosed in Part I―Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended August 31, 2020, which was filed with the SEC on October 21, 2020 for information on risks associated with pandemics in general and COVID-19 specifically.

Results of Operations

Three Months Ended February 28, 2021 Compared to Three Months Ended February 29, 2020

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended February 28/29,
			Change from Prior Year
	2021	2020	Dollars	Percent
Net sales:
Maintenance products	$102,729	$91,147	$11,582	13%
Homecare and cleaning products	9,176	8,902	274	3%
Total net sales	111,905	100,049	11,856	12%
Cost of products sold	49,898	46,447	3,451	7%
Gross profit	62,007	53,602	8,405	16%
Operating expenses	41,352	35,417	5,935	17%
Income from operations	$20,655	$18,185	$2,470	14%
Net income	$17,191	$14,327	$2,864	20%
Earnings per common share - diluted	$1.24	$1.04	$0.20	19%
Shares used in per share calculations - diluted	13,729	13,737	(8)	-

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended February 28/29,
			Change from Prior Year
	2021	2020	Dollars	Percent
Americas	$46,157	$46,842	$(685)	(1)%
EMEA	49,813	41,753	8,060	19%
Asia-Pacific	15,935	11,454	4,481	39%
Total	$111,905	$100,049	$11,856	12%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended February 28/29,
			Change from Prior Year
	2021	2020	Dollars	Percent
Maintenance products	$41,310	$42,421	$(1,111)	(3)%
Homecare and cleaning products	4,847	4,421	426	10%
Total	$46,157	$46,842	$(685)	(1)%
% of consolidated net sales	41%	47%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, decreased to $46.2 million, down $0.7 million, or 1%, for the three months ended February 28, 2021 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a significant impact on sales for the three months ended February 28, 2021 compared to the corresponding period of the prior fiscal year.

Sales of maintenance products in the Americas segment decreased $1.1 million, or 3%, for the three months ended February 28, 2021 compared to the corresponding period of the prior fiscal year. This sales decrease was mainly driven by decreased sales of maintenance products in the U.S., which were down $3.5 million or 11%, from period to period due to supply chain constraints and disruptions related to the COVID-19 pandemic during the second quarter of fiscal year 2021. In particular, widespread supply chain disruptions within the consumer products industry during the pandemic has increased competition for production capacity, particularly at some of our third-party manufacturers. While we have been successful in managing most of the supply chain and distribution disruptions related to the pandemic, the magnitude of these challenges increased during the second quarter of fiscal year 2021 and were significantly compounded as a result of severe winter storms in parts of the United States that directly impacted some of our third-party contract manufacturers and distribution centers. This combination of factors resulted in us not being able to meet the high level of demand for our products by customers and end-users in certain markets during the second quarter of fiscal year 2021. These sales decreases were partially offset by increased sales of maintenance products in the Latin America region, which were up $1.9 million or 28%. Sales in Latin America increased primarily due to the transition to the direct marketing model in Mexico. In the third quarter of fiscal year 2020, we shifted away from a distribution model for Mexico where we sold products through a large wholesale customer who then supplied various retail customers, to one where we sell direct to these retail customers. This shift in distribution model combined with increased demand for our product, primarily due to decreased COVID restrictions, resulted in increased sales in Latin America during the first half of fiscal year 2021 compared to the corresponding period of the prior fiscal year. Sales of maintenance products in Canada also increased $0.6 million from period to period primarily as a result of a higher level of renovation and maintenance activities exhibited by our end-users during the COVID-19 pandemic as well as increased sales within the ecommerce channel.

Sales of homecare and cleaning products in the Americas increased $0.4 million, or 10%, for the three months ended February 28, 2021 compared to the corresponding period of the prior fiscal year. This sales increase was driven primarily by an increase in sales of the 2000 Flushes brand products in the U.S., which were up $0.4 million or 31% from period to period. We started to experience a significant increase in sales of many of our homecare and cleaning products beginning in the third quarter of fiscal year 2020 due to increased demand for such products as a result of the COVID-19 pandemic. We are not able at this time to estimate the duration of this unexpected increase in the demand for these products and its impact on our financial results and operations in future periods. While each of our homecare and cleaning products have continued to generate positive cash flows, we had experienced decreased or flat sales for many of these products in recent years prior to the COVID-19 pandemic.

For the Americas segment, 72% of sales came from the U.S., and 28% of sales came from Canada and Latin America combined for the three months ended February 28, 2021 compared to the distribution for the three months ended February 29, 2020 when 78% of sales came from the U.S., and 22% of sales came from Canada and Latin America.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Three Months Ended February 28/29,
			Change from Prior Year
	2021	2020	Dollars	Percent
Maintenance products	$47,736	$38,974	$8,762	22%
Homecare and cleaning products	2,077	2,779	(702)	(25)%
Total (1)	$49,813	$41,753	$8,060	19%
% of consolidated net sales	45%	42%

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

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $49.8 million, up $8.1 million, or 19%, for the three months ended February 28, 2021 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the EMEA segment from period to period. Sales for the three months ended February 28, 2021 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $47.9 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $6.1 million, or 15%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Sales in the direct markets increased to $33.3 million, up $3.7 million, or 13%, for the three months ended February 28, 2021, compared to the corresponding period of the prior fiscal year primarily due to increased sales of WD-40 Multi-Use Product and WD-40 Specialist of $2.8 million or 14% and $1.0 million or 31%, respectively, throughout all of the direct markets. This increase in sales was primarily due to increased demand for our products as a result of a higher level of renovation and maintenance activities exhibited by our end-users during the COVID-19 pandemic. This increased demand and consumption of our products resulted in increased sales, particularly within the e-commerce channel. Sales from direct markets accounted for 67% of the EMEA segment’s sales for the three months ended February 28, 2021 compared to 71% for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $4.3 million, or 35%, for the three months ended February 28, 2021 compared to the corresponding period of the prior fiscal year, primarily due to increased sales of the WD-40 Multi-Use Product in India, the Middle East and Northern Europe, which were up $1.8 million, $1.4 million, and $1.0 million, respectively. This increase in sales from period to period was primarily due to the continued recoveries in the EMEA distributor markets which had previously experienced more severe lockdowns during the second half of fiscal year 2020 due to the COVID-19 pandemic. During the first half of fiscal year 2021, many of these regions experienced improved economic conditions as a result of reductions in COVID-19 related restrictions. This allowed our marketing distributors to participate in more of our promotional activities and to adjust to more normal levels of inventory for our product, which resulted in increased sales. In addition, continued increases in renovation and maintenance activities by end-users during the pandemic also positively impacted sales in some of our distributor markets. The distributor markets accounted for 33% of the EMEA segment’s total sales for the three months ended February 28, 2021, compared to 29% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended February 28/29,
			Change from Prior Year
	2021	2020	Dollars	Percent
Maintenance products	$13,682	$9,751	$3,931	40%
Homecare and cleaning products	2,253	1,703	550	32%
Total	$15,935	$11,454	$4,481	39%
% of consolidated net sales	14%	11%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $15.9 million, up $4.5 million, or 39%, for the three months ended February 28, 2021 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the Asia-Pacific segment from period to period. Sales for the three months ended February 28, 2021 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $15.1 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $3.7 million, or 32%, from period to period.

Sales in Asia, which represented 67% of the total sales in the Asia-Pacific segment, increased $3.0 million, or 39%, for the three months ended February 28, 2021 compared to the corresponding period of the prior fiscal year. Sales in China increased $3.3 million, or 227%, primarily due to improved market conditions as a result of the reduction of COVID-19 lockdown measures compared to the corresponding period of the prior fiscal year when the COVID-19 outbreak was in its earliest stages. These disruptions in the second quarter of the prior fiscal year included those related to supply chain, transportation and demand for our product, as a result of the government’s response to the public health crisis caused by COVID-19 during the second quarter of fiscal year 2020. The impact to sales due to these disruptions were material since China had a significant number of orders that were expected to be shipped to customers after the Chinese New Year’s holiday in early February 2020 and those shipments could not take place due to COVID-19. No such comparable event occurred in the second quarter of the current fiscal year. Sales in the Asia distributor markets decreased $0.3 million, or 4%, for the three months ended February 28, 2021 compared to the corresponding period of the prior fiscal year primarily due to a shift in the timing of customer orders from period to period, particularly in Indonesia, Singapore and the Philippines, and the delayed shipment of certain customer orders in the second quarter of fiscal year 2021 as a result of shipping container shortages.

Sales in Australia increased $1.5 million, or 39%, for the three months ended February 28, 2021 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales in Australia. On a constant currency basis, sales in Australia would have increased by $1.0 million, or 26%, primarily due to increased demand for WD-40 Multi Use Product and WD-40 Specialist, which were up $0.5 million, or 37%, and $0.4 million or 92%, respectively, due to a higher level of renovation and maintenance activities undertaken by our end-users during the COVID-19 pandemic which resulted in increased sales. In addition, demand for homecare and cleaning products were up $0.6 million or 32%, from period to period, primarily as a result of the COVID-19 pandemic. Negative sales impacts to Australia due to the COVID-19 pandemic have continued to be limited in fiscal year 2021 since COVID-19 case numbers have remained relatively low in Australia since the initial outbreak and governmental authorities have adopted less severe lockdown requirements. This has resulted in our key customers remaining open for business during the COVID-19 pandemic.

Gross Profit

Gross profit increased to $62.0 million for the three months ended February 28, 2021 compared to $53.6 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 55.4% for the three months ended February 28, 2021 compared to 53.6% for the corresponding period of the prior fiscal year.

Gross margin was favorably impacted by 1.6 percentage points from period to period due to favorable changes in the costs of petroleum-based specialty chemicals in all three segments. Beginning in late February 2020, which was late in the second quarter of our fiscal year 2020, the price of crude oil dropped significantly for a period of several months. Although the price of crude oil has recently recovered to the prices seen in early calendar year 2020, the average cost of crude oil which flowed through our cost of goods sold was lower during the second quarter of fiscal year 2021 compared to the corresponding period of the prior fiscal year, thus resulting in favorable impacts to our gross margin from period to period. There is often a delay of one quarter or more before changes in raw material costs impact the cost of products sold due to production and inventory life cycles. Due to the volatility of the price of crude oil, it is uncertain the level to which gross margin will be impacted by such costs in future periods. Gross margin was also positively impacted by 0.5 percentage points due to favorable changes in the costs of aerosol cans in the EMEA and Americas segments. In addition, gross margin was positively impacted by 0.2 percentage points from period to period due to sales price increases, primarily in the EMEA and Asia-Pacific segments during the last twelve months. Gross margin was also positively impacted by 0.2 percentage points due to the favorable impacts of changes to product mix and market mix, primarily in the Asia-Pacific segment resulting from increased sales in China from period to period. Changes in foreign currency exchange rates from period to period in the EMEA segment positively impacted by 0.2 percentage points.

These favorable impacts to gross margin were partially offset by higher warehousing and in-bound freight costs, primarily in the EMEA and Americas segments, negatively impacting gross margin by 0.6 percentage points from period to period. Gross margin was also negatively impacted by 0.3 percentage points from period to period due to increases to advertising, promotional, and other discounts that we give to our customers, primarily in the EMEA and Americas segments. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses.

Several of the unfavorable impacts to gross margin were caused by the widespread supply chain disruptions and constraints within the consumer products industry and distribution networks that occurred during the second quarter of fiscal year 2021 related to the COVID-19 pandemic. These disruptions and constraints have included increased competition for more limited production capacity at our third-party manufacturers and reduced availability of freight providers, both of which have resulted in increased costs to the Company. The recent increase in the magnitude of these trends combined with the continued increases in the price of crude oil that we are seeing in the market are expected to unfavorably impact our cost of goods sold for the remainder of fiscal year 2021 and this will result in a lower gross margin for the second half of fiscal year 2021 as compared to the gross margin that we have realized for the first six months of the fiscal year.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $3.5 million and $3.1 million for the three months ended February 28, 2021 and February 29, 2020, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended February 28, 2021 increased $5.6 million to $35.5 million from $29.9 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses increased to 31.7% for the three months ended February 28, 2021 compared to 29.9% for the corresponding period of the prior fiscal year. The increase in SG&A expenses from period to period was due to a variety of factors, but most significantly due to increased employee-related costs of $5.9 million as a result of increased incentive compensation accruals, increased headcount and higher stock-based compensation from period to period. Changes in foreign currency exchange rates from period to period increased SG&A expenses by $0.6 million. Increases in freight costs associated with higher sales from period to period also increased SG&A expenses by $0.3 million. In addition, professional services fees increased $0.3 million due to increased cloud-based software usage and license fees and other miscellaneous expenses increased $0.2 million from period to period. These increases to SG&A expenses were offset by a decrease in travel and meeting expenses of $1.7 million from period to period. Travel and meeting expenses decreased primarily due to continued initiatives to reduce the transmission of COVID-19, including the imposition of business travel restrictions for all employees and the cancellation of all large meetings, such as regional sales meetings and global leadership meetings, in support of social distancing requirements.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.3 million and $1.5 million for the three months ended February 28, 2021 and February 29, 2020, respectively. Our research and development team engages in consumer research, product development, current product improvements and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective third-party contract manufacturers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended February 28, 2021 increased $0.6 million, or 13%, to $5.5 million from $4.9 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses remained constant at 4.9% for both the three months ended February 28, 2021 and February 29, 2020. Changes in foreign currency exchange rates did not have a significant impact on advertising and sales promotion expenses for the three months ended February 28, 2021. The increase in advertising and sales promotion expenses was primarily due to a higher level of promotional programs and marketing support in all three segments as a result of increased consumer demand and higher sales from period to period.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales was $5.9 million and $4.5 million for three months ended February 28, 2021 and February 29, 2020, respectively. Therefore, our total investment in advertising and sales promotion activities totaled $11.4 million and $9.4 million for the three months ended February 28, 2021 and February 29, 2020, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets decreased to $0.4 million for the three months ended February 28, 2021 compared to $0.7 million for the corresponding period in the prior year due to decreased amortization associated with the 2000 Flushes trade name, which became fully amortized during the third quarter of fiscal year 2020.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended February 28/29,
			Change from Prior Year
	2021	2020	Dollars	Percent
Americas	$10,356	$11,400	$(1,044)	(9)%
EMEA	14,176	10,582	3,594	34%
Asia-Pacific	5,188	3,106	2,082	67%
Unallocated corporate (1)	(9,065)	(6,903)	(2,162)	(31)%
Total	$20,655	$18,185	$2,470	14%

Americas

Income from operations for the Americas decreased to $10.4 million, down $1.0 million, or 9%, for the three months ended February 28, 2021 compared to the corresponding period of the prior fiscal year, primarily due to a $1.2 million increase in operating expenses and a $0.7 million decrease in sales, partially offset by a higher gross margin. Operating expenses increased period over period primarily due to higher accruals for incentive compensation and other employee-related costs. These increases in operating expenses were partially offset by lower travel and meeting expenses due to initiatives adopted by the Company during the third quarter of fiscal year 2020 to reduce the transmission of COVID-19. In addition, operating expenses were favorably impacted by decreased amortization associated with the 2000 Flushes trade name, which became fully amortized during the third quarter of fiscal year 2020. As a percentage of net sales, gross profit for the Americas segment increased from 52.4% to 53.5% period over period primarily due to the combined favorable impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans from period to period. These favorable impacts to gross margin were partially offset by increases in warehousing, distribution and freight costs as well as unfavorable changes in sales mix and higher miscellaneous costs from period to period. Operating income as a percentage of net sales decreased from 24.3% to 22.4% period over period.

EMEA

Income from operations for the EMEA segment increased to $14.2 million, up $3.6 million, or 34% from period to period, primarily due to a $8.1 million increase in sales and a higher gross margin, partially offset by a $1.7 million increase in operating expenses. As a percentage of net sales, gross profit for the EMEA segment increased from 55.0% to 56.7% period over period primarily due to the combined favorable impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans from period to period, as well as favorable changes to exchange rates and sales price increases from period to period. These favorable impacts to gross margin were partially offset by increases in warehousing, distribution and freight costs, as well as increases to advertising, promotional, and other discounts that we give to our customers from period to period. The increased sales were accompanied by a $1.7 million increase in total operating expenses period over period, primarily due to higher accruals for incentive compensation and other employee-related costs as well as increased outbound freight costs due to the higher sales volumes. These increases in operating expenses were partially offset by lower travel and meeting expenses due to the Company’s reduced travel initiatives as a result of the COVID-19 pandemic. Operating income as a percentage of net sales increased from 25.3% to 28.5% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $5.2 million, up $2.1 million, or 67%, for the three months ended February 28, 2021 compared to the corresponding period of the prior fiscal year, primarily due to a $4.5 million increase in sales and a higher gross margin, partially offset by a $0.9 million increase in operating expenses. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 53.1% to 56.9% period over period primarily due to decreases to the cost of petroleum-based specialty chemicals and favorable changes in both sales product mix and market mix, as well as sales price increases and decreases to advertising, promotional, and other discounts that we give to our customers from period to period. These favorable impacts to gross margin were slightly offset by the unfavorable impact of increased costs of aerosol cans from period to period. The increased sales were accompanied by a $0.9 million increase in total operating expenses period over period, primarily due to a higher level of advertising and sales promotion expenses and higher accruals for incentive compensation. Operating income as a percentage of net sales increased from 27.1% to 32.6% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended February 28/29,
	2021	2020	Change
Interest income	$19	$28	$(9)
Interest expense	$610	$593	$17
Other (expense) income, net	$151	$(229)	$380
Provision for income taxes	$3,024	$3,064	$(40)

Interest Income

Interest income was insignificant for both the three months ended February 28, 2021 and February 29, 2020.

Interest Expense

Interest expense remained relatively constant at $0.6 million for the three months ended February 28, 2021 compared to the corresponding period of the prior fiscal year.

Other Income (Expense), Net

Other income (expense), net was insignificant for both the three months ended February 28, 2021 and February 29, 2020.

Provision for Income Taxes

The provision for income taxes was 15.0% and 17.6% of income before income taxes for the three months ended February 28, 2021 and February 29, 2020, respectively. The decrease in the effective income tax rate from period to period was primarily due to an increase in excess tax benefits from settlements of stock-based equity awards, as well as the release of liabilities related to uncertain tax positions due to the expiration of statutes during the second quarter of fiscal year 2021.

Net Income

Net income was $17.2 million, or $1.24 per common share on a fully diluted basis, for the three months ended February 28, 2021 compared to $14.3 million, or $1.04 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $0.6 million on net income for the three months ended February 28, 2021 compared to the corresponding period of the prior fiscal year. On a constant currency basis, net income would have increased by $2.2 million from period to period.

Six Months Ended February 28, 2021 Compared to Six Months Ended February 29, 2020

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Six Months Ended February 28/29,
			Change from Prior Year
	2021	2020	Dollars	Percent
Net sales:
Maintenance products	$217,072	$180,817	$36,255	20%
Homecare and cleaning products	19,392	17,788	1,604	9%
Total net sales	236,464	198,605	37,859	19%
Cost of products sold	104,211	91,460	12,751	14%
Gross profit	132,253	107,145	25,108	23%
Operating expenses	83,206	74,256	8,950	12%
Income from operations	$49,047	$32,889	$16,158	49%
Net income	$40,814	$26,521	$14,293	54%
Earnings per common share - diluted	$2.96	$1.92	$1.04	54%
Shares used in per share calculations - diluted	13,718	13,741	(23)	-

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Six Months Ended February 28/29,
			Change from Prior Year
	2021	2020	Dollars	Percent
Americas	$100,344	$93,578	$6,766	7%
EMEA	104,563	80,998	23,565	29%
Asia-Pacific	31,557	24,029	7,528	31%
Total	$236,464	$198,605	$37,859	19%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Six Months Ended February 28/29,
			Change from Prior Year
	2021	2020	Dollars	Percent
Maintenance products	$89,812	$84,111	$5,701	7%
Homecare and cleaning products	10,532	9,467	1,065	11%
Total	$100,344	$93,578	$6,766	7%
% of consolidated net sales	43%	47%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $100.3 million, up $6.8 million, or 7%, for the six months ended February 28, 2021 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact on sales for the Americas segment from period to period. Sales for the six months ended February 28, 2021 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $100.8 million in the Americas segment. Thus, on a constant currency basis, sales would have increased by $7.3 million, or 8%, from period to period.

Sales of maintenance products in the Americas segment increased $5.7 million, or 7%, for the six months ended February 28, 2021 compared to the corresponding period of the prior fiscal year. This sales increase was mainly driven by increased sales of maintenance products in the Latin America and Canada, which were up $4.7 million and $1.2 million, or 35% and 23%, respectively, from period to period. Increased demand for our product as a result of a higher level of renovation and maintenance activities exhibited by our end-users during the COVID-19 pandemic resulted in increased sales of maintenance products in Canada, including within the e-commerce channel. In addition, sales in Latin America increased due to the transition to the direct marketing model in Mexico. In the third quarter of fiscal year 2020, we shifted away from a distribution model for Mexico where we sold products through a large wholesale customer who then supplied various retail customers, to one where we sell direct to these retail customers. This resulted in increased sales in Latin America during the first six months of fiscal year 2021 compared to the corresponding period of the prior fiscal year. Sales of maintenance products in the United States were relatively constant, down only $0.1 million, or less than 1%, from period to period. Although sales were significantly higher in the United States during the first three months of fiscal year 2021 due to increased demand driven by higher renovation and maintenance activities exhibited by our end users, this was more than offset by lower sales during the second quarter of fiscal year 2021 as a result of supply chain constraints and disruptions related to the both COVID-19 pandemic and the severe winter storms that impacted parts of the United States. For further information on these supply chain disruptions in the United States during the second quarter of fiscal year 2021, see Results of Operations – Americas for the three months ended February 28, 2021 within Part I―Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Sales of homecare and cleaning products in the Americas increased $1.1 million, or 11%, for the six months ended February 28, 2021 compared to the corresponding period of the prior fiscal year. This sales increase was driven primarily by an increase in sales of the 2000 Flushes brand products in the U.S., which were up $1.2 million or 39% from period to period. We started to experience a significant increase in sales of most of our homecare and cleaning products beginning in the third quarter of fiscal year 2020 due to increased demand for such products as a result of the COVID-19 pandemic. We are not able at this time to estimate the duration of this unexpected increase in the demand for these products and its impact on our financial results and operations in future periods. While each of our homecare and cleaning products have continued to generate positive cash flows, we had experienced decreased or flat sales for many of these products in recent fiscal years prior to the start of the COVID-19 pandemic.

For the Americas segment, 75% of sales came from the U.S., and 25% of sales came from Canada and Latin America combined for the six months ended February 28, 2021 compared to the distribution for the six months ended February 29, 2020 when 79% of sales came from the U.S., and 21% of sales came from Canada and Latin America.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Six Months Ended February 28/29,
			Change from Prior Year
	2021	2020	Dollars	Percent
Maintenance products	$100,114	$75,874	$24,240	32%
Homecare and cleaning products	4,449	5,124	(675)	(13)%
Total	$104,563	$80,998	$23,565	29%
% of consolidated net sales	44%	41%

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $104.6 million, up $23.6 million, or 29%, for the six months ended February 28, 2021 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the EMEA segment from period to period. Sales for the six months ended February 28, 2021 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $99.9 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $18.9 million, or 23%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Sales in the direct markets increased to $68.7 million, up $14.3 million, or 26%, for the six months ended February 28, 2021 compared to the corresponding period of the prior fiscal year primarily due to increased sales of WD-40 Multi-Use Product and WD-40 Specialist of $9.9 million or 26% and $2.7 million or 45%, respectively, throughout all of the direct markets. This increase in sales was primarily due to increased demand for our products as a result of a higher level of renovation and maintenance activities exhibited by our end-users during the COVID-19 pandemic. This increased demand and consumption of our products resulted in increased sales, particularly within the e-commerce channel. Sales from direct markets accounted for 66% of the EMEA segment’s sales for the six months ended February 28, 2021 compared to 67% for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $9.2 million, or 35%, for the six months ended February 28, 2021 compared to the corresponding period of the prior fiscal year, primarily due to increased sales of the WD-40 Multi-Use Product in Northern Europe, India, the Middle East and Eastern Europe, which were up $3.3 million, $2.9 million, $1.4 million and $1.3 million, respectively. This increase in sales from period to period was primarily due to recoveries experienced during the first half of fiscal year 2021 in distributor markets that previously experienced more severe lockdowns during the second half of fiscal year 2020 due to the COVID-19 pandemic. During the first half of fiscal year 2021, many of these regions experienced improved economic conditions as a result of reductions in COVID-19 related restrictions. This allowed our marketing distributors to participate in more of our promotional activities and to adjust to more normal levels of inventory for our product, which resulted in increased sales. In addition, continued increases in renovation and maintenance activities by end-users during the pandemic also positively impacted sales in some of our distributor markets. The distributor markets accounted for 34% of the EMEA segment’s total sales for the six months ended February 28, 2021, compared to 33% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Six Months Ended February 28/29,
			Change from Prior Year
	2021	2020	Dollars	Percent
Maintenance products	$27,146	$20,832	$6,314	30%
Homecare and cleaning products	4,411	3,197	1,214	38%
Total	$31,557	$24,029	$7,528	31%
% of consolidated net sales	13%	12%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $31.6 million, up $7.5 million, or 31%, for the six months ended February 28, 2021 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the Asia-Pacific segment from period to period. Sales for the six months ended February 28, 2021 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $30.3 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $6.2 million, or 26%, from period to period.

Sales in Asia, which represented 67% of the total sales in the Asia-Pacific segment, increased $4.9 million, or 30%, for the six months ended February 28, 2021 compared to the corresponding period of the prior fiscal year. Sales in China increased $4.5 million, or 119%, primarily due to improved market conditions as a result of the reduction of COVID-19 lockdown measures compared to the corresponding period of the prior fiscal year when the COVID-19 outbreak was in its earliest stages during the second quarter of fiscal year 2020. In addition, sales in China during the first half of fiscal year 2020 were negatively impacted due to activities associated with the country’s preparation for the 70th Anniversary National Day in China which resulted in temporary factory closures and slowed market conditions, as well as government restrictions imposed in response to the COVID-19 pandemic. The impact to sales due to these disruptions in the first half of the prior fiscal year were material since China had a significant number of orders that were expected to be shipped to customers after the Chinese New Year’s holiday in early February 2020 and those shipments could not take place due to COVID-19. No such comparable event occurred in the first half of the current fiscal year. Sales in the Asia distributor markets increased $0.4 million, or 3%, for the six months ended February 28, 2021 compared to the corresponding period of the prior fiscal year. These increased sales were primarily due to the easing of COVID-19 lockdown measures in many of the Asia markets during the first half of fiscal year 2021 compared to late in fiscal year 2020, which resulted in a higher level of sales particularly during the first three months of fiscal year 2021. These reduced lockdown measures have positively impacted economic conditions in industrial channels and resulted in marketing distributors adjusting to more normal levels of our product, which resulted in increased sales during the six months ended February 28, 2021.

Sales in Australia increased $2.6 million, or 33%, for the six months ended February 28, 2021 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales in Australia. On a constant currency basis, sales in Australia would have increased by $1.8 million, or 23%, partially due to continued increased demand for homecare and cleaning products, which were up $1.2 million, or 38%, as a result of the COVID-19 pandemic. In addition, sales of WD-40 Multi Use Product and WD-40 Specialist were up $0.9 million, or 27%, and $0.5 million, or 57%, respectively, from period to period primarily due to a higher level of renovation and maintenance activities undertaken by our end-users during the COVID-19 pandemic which resulted in increased sales. Negative sales impacts to Australia due to the COVID-19 pandemic have continued to be limited in fiscal year 2021 since COVID-19 case numbers have remained relatively low in Australia since the initial outbreak and governmental authorities have adopted less severe lockdown requirements. This has resulted in our key customers remaining open for business during the COVID-19 pandemic.

Gross Profit

Gross profit increased to $132.3 million for the six months ended February 28, 2021 compared to $107.1 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 55.9% for the six months ended February 28, 2021 compared to 53.9% for the corresponding period of the prior fiscal year.

Gross margin was favorably impacted by 2.0 percentage points from period to period due to favorable changes in the costs of petroleum-based specialty chemicals in all three segments. Beginning in late February 2020, which was late in the second quarter of our fiscal year 2020, the price of crude oil dropped significantly for a period of several months. Although the price of crude oil has recently recovered to the prices seen in early calendar year 2020, the average cost of crude oil which flowed through our cost of goods sold was lower during the first half of fiscal year 2021 compared to the corresponding period of the prior fiscal year, thus resulting in favorable impacts to our gross margin from period to period. There is often a delay of one quarter or more before changes in raw material costs impact the cost of products sold due to production and inventory life cycles. Gross margin was also positively impacted by 0.8 percentage points due to favorable changes in the costs of aerosol cans in the EMEA and Americas segments. In addition, gross margin was positively impacted by 0.3 percentage points from period to period due to sales price increases, primarily in the EMEA and Asia Pacific segments during the last twelve months. Changes in foreign currency exchange rates from period to period in the EMEA segment positively impacted by 0.1 percentage points.

These favorable impacts to gross margin were partially offset by higher warehousing and in-bound freight costs, primarily in the EMEA and Americas segments, negatively impacting gross margin by 1.0 percentage points from period to period. Gross margin was also negatively impacted by 0.1 percentage point from period to period due to the combined effects of changes to sales mix and increases in other miscellaneous costs from period to period in the Americas and EMEA segments, which were significantly offset by favorable market mix changes in the Asia-Pacific segment. In addition, gross margin was negatively impacted by 0.1 percentage point from period to period due to increases to advertising, promotional, and other discounts that we give to our customers, primarily in the EMEA segment.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $7.7 million and $6.1 million for the six months ended February 28, 2021 and February 29, 2020, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the six months ended February 28, 2021 increased $9.0 million to $71.5 million from $62.5 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses decreased to 30.2% for the six months ended February 28, 2021 compared to 31.5% for the corresponding period of the prior fiscal year. The increase in SG&A expenses from period to period was due to a variety of factors, but most significantly due to increased employee-related costs of $8.9 million due to increased incentive compensation accruals, increased headcount, and higher stock-based compensation from period to period. Increases in freight costs associated with higher sales from period to period also increased SG&A expenses by $1.4 million. Changes in foreign currency exchange rates from period to period increased SG&A expenses by $1.2 million. In addition, professional services fees increased $0.9 million due to increased cloud-based software usage and license fees, and other miscellaneous expenses increased $0.5 million from period to period. These increases to SG&A expenses were offset by a decrease in travel and meeting expenses of $3.9 million from period to period. Travel and meeting expenses decreased primarily due to continued initiatives to reduce the transmission of COVID-19, including the imposition of business travel restrictions for all employees and the cancellation of all large meetings, such as regional sales meetings and global leadership meetings, in support of social distancing requirements.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $2.9 million and $3.2 million for the six months ended February 28, 2021 and February 29, 2020, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the six months ended February 28, 2021 increased $0.6 million, or 6%, to $11.0 million from $10.4 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 4.7% for the six months ended February 28, 2021 from 5.3% for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a significant impact on advertising and sales promotion expenses for the six months ended February 28, 2021. The increase in advertising and sales promotion expenses was primarily due to a higher level of promotional programs and marketing support in all three segments as a result of increased consumer demand and higher sales from period to period. These increases were partially offset by the decrease of physical marketing and sampling activities from period to period, such as the cancellations of trade shows, due to the continued indirect effects of the COVID-19 pandemic during the first half of fiscal year 2021 and this resulted in a decreased in advertising and sales promotion expenses as a percentage of net sales from period to period.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the six months ended February 28, 2021 were $11.7 million compared to $9.5 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $22.7 million and $19.9 million for the six months ended February 28, 2021 and February 29, 2020, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets decreased to $0.7 million for the six months ended February 28, 2021 compared to $1.3 million for the six months ended February 29, 2020 due to decreased amortization associated with the 2000 Flushes trade name, which became fully amortized during the third quarter of fiscal year 2020.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Six Months Ended February 28/29,
			Change from Prior Year
	2021	2020	Dollars	Percent
Americas	$24,982	$21,980	$3,002	14%
EMEA	31,919	19,174	12,745	66%
Asia-Pacific	10,247	6,308	3,939	62%
Unallocated corporate	(18,101)	(14,573)	(3,528)	(24)%
Total	$49,047	$32,889	$16,158	49%

Americas

Income from operations for the Americas increased to $25.0 million, up $3.0 million, or 14%, for the six months ended February 28, 2021 compared to the corresponding period of the prior fiscal year, primarily due to a $6.8 million increase in sales and a higher gross margin, partially offset by higher operating expenses. As a percentage of net sales, gross profit for the Americas segment increased from 52.8% to 53.9% period over period primarily due to the combined favorable impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans from period to period. These favorable impacts to gross margin were partially offset by increases in warehousing, distribution and freight costs as well as unfavorable changes in sales mix and higher miscellaneous costs from period to period. The increased sales were accompanied by a $1.7 million increase in total operating expenses period over period, primarily due to higher accruals for incentive compensation and other employee-related costs, as well as higher outbound freight costs due to the increase in sales and higher freight costs in the market from period to period. These increases in operating expenses were partially offset by lower travel and meeting expenses due to initiatives adopted by the Company during the third quarter of fiscal year 2020 to reduce the transmission of COVID-19. In addition, operating expenses were favorably impacted by decreased amortization associated with the 2000 Flushes trade name, which became fully amortized during the third quarter of fiscal year 2020. Operating income as a percentage of net sales increased from 23.5% to 24.9% period over period.

EMEA

Income from operations for the EMEA segment increased to $31.9 million, up $12.7 million, or 66%, for the six months ended February 28, 2021 compared to the corresponding period of the prior fiscal year, primarily due to a $23.6 million increase in sales and a higher gross margin, partially offset by higher operating expenses. As a percentage of net sales, gross profit for the EMEA segment increased from 55.4% to 57.6% period over period primarily due to the combined favorable impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans from period to period, as well as sales price increases from period to period. These favorable impacts to gross margin were partially offset by increases in warehousing, distribution and freight costs, as well as increases to advertising, promotional, and other discounts that we give to our customers from period to period. The increased sales were accompanied by a $2.6 million increase in total operating expenses period over period, primarily due to higher accruals for incentive compensation and other employee-related costs, as well as increased outbound freight costs due to the higher sales. These increases in operating expenses were partially offset by lower travel and meeting expenses due to the Company’s COVID-19 pandemic reduced travel initiatives. Operating income as a percentage of net sales increased from 23.7% to 30.5% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $10.2 million, up $3.9 million, or 62%, for the six months ended February 28, 2021 compared to the corresponding period of the prior fiscal year, primarily due to a $7.5 million increase in sales and a higher gross margin, which were partially offset by higher operating expenses. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 53.6% to 56.8% period over period primarily due to decreases to the cost of petroleum-based specialty chemicals and favorable changes in both sales product mix and market mix, as well as sales price increases from period to period. These favorable impacts to gross margin were slightly offset by the unfavorable impact of increased costs of aerosol cans from period to period. The increased sales were accompanied by a $1.1 million increase in total operating expenses period over period, primarily due to higher accruals for incentive compensation and other employee costs, as well as increased outbound freight costs and other miscellaneous costs from period to period. Operating income as a percentage of net sales increased from 26.2% to 32.5% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Six Months Ended February 28/29,
	2021	2020	Change
Interest income	$38	$53	$(15)
Interest expense	$1,180	$1,035	$145
Other income (expense), net	$330	$(224)	$554
Provision for income taxes	$7,421	$5,162	$2,259

Interest Income

Interest income was insignificant for both the six months ended February 28, 2021 and February 29, 2020.

Interest Expense

Interest expense increased $0.1 million for the six months ended February 28, 2021 compared to the corresponding period of the prior fiscal year primarily due to higher aggregate outstanding balances on our credit and note agreements combined from period over period.

Other Income (Expense), Net

Other income (expense), net changed by $0.6 million for the six months ended February 28, 2021 compared to the corresponding period of the prior fiscal year primarily due to foreign currency exchange gains of $0.2 million in the current year compared to $0.4 million of foreign currency losses during the corresponding period of the prior fiscal year as a result of fluctuations in the foreign currency exchange rates for both the U.S. Dollar and the Euro against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 15.4% and 16.3% of income before income taxes for the six months ended February 28, 2021 and February 29, 2020, respectively. The decrease in the effective income tax rate from period to period was primarily due to a benefit from the High Tax Exemption associated with Global Intangible Low Taxed Income during the first half of fiscal year 2021, as well as an increase in excess tax benefits from settlements of stock-based equity awards. The impact of these items on income tax expense percentages was partially offset by the effect of significantly higher pre-tax income for the six months ended February 28, 2021 when compared to the corresponding period in the prior fiscal year.

Net Income

Net income was $40.8 million, or $2.96 per common share on a fully diluted basis, for the six months ended February 28, 2021 compared to $26.5 million, or $1.92 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $1.5 million on net income for the six months ended February 28, 2021 compared to the corresponding period of the prior fiscal year. On a constant currency basis, net income would have increased by $12.8 million from period to period.

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

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended February 28/29,		Six Months Ended February 28/29,
	2021	2020	2021	2020
Gross margin - GAAP	55%	54%	56%	54%
Cost of doing business as a percentage
of net sales - non-GAAP	36%	34%	34%	36%
EBITDA as a percentage of net sales - non-GAAP (1)	20%	20%	22%	18%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended February 28/29,		Six Months Ended February 28/29,
	2021	2020	2021	2020
Total operating expenses - GAAP	$41,352	$35,417	$83,206	$74,256
Amortization of definite-lived intangible assets	(362)	(654)	(720)	(1,304)
Depreciation (in operating departments)	(1,077)	(1,049)	(2,119)	(1,996)
Cost of doing business	$39,913	$33,714	$80,367	$70,956
Net sales	$111,905	$100,049	$236,464	$198,605
Cost of doing business as a percentage
of net sales - non-GAAP	36%	34%	34%	36%

EBITDA (in thousands, except percentages)

	Three Months Ended February 28/29,		Six Months Ended February 28/29,
	2021	2020	2021	2020
Net income - GAAP	$17,191	$14,327	$40,814	$26,521
Provision for income taxes	3,024	3,064	7,421	5,162
Interest income	(19)	(28)	(38)	(53)
Interest expense	610	593	1,180	1,035
Amortization of definite-lived intangible assets	362	654	720	1,304
Depreciation	1,396	1,432	2,738	2,739
EBITDA	$22,564	$20,042	$52,835	$36,708
Net sales	$111,905	$100,049	$236,464	$198,605
EBITDA as a percentage of net sales - non-GAAP	20%	20%	22%	18%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $42.5 million for the six months ended February 28, 2021 compared to $23.4 million for the corresponding period of the prior fiscal year. Although there continues to be a certain level of uncertainty related to the anticipated impact of the current COVID-19 pandemic on the Company’s future results, we believe our efficient business model and the steps that we have taken leave us positioned to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, as well as cash generated from operations and cash currently available from our existing unsecured Credit Agreement with Bank of America. We use proceeds of the revolving credit facility primarily for our general working capital needs. The Company also holds borrowings under a Note Purchase and Private Shelf Agreement. See Note 8 – Debt for additional information on these agreements. Included in Note 8 – Debt is information on the Credit Agreement that we amended with Bank of America on September 30, 2020, and a third amendment to the Note Agreement. In the first quarter of fiscal year 2021 we refinanced existing draws under our Credit Agreement in the United States through the issuance of new notes under the Note Agreement in the amount of $52.0 million.

We have historically maintained a balance of outstanding draws on our line of credit in U.S. Dollars in the Americas segment, as well as in Euros and Pound Sterling in the EMEA segment. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. During the first quarter of fiscal year 2021, we repaid $50.0 million of our U.S. borrowings outstanding under our line of credit using $52.0 million in proceeds that we received on September 30, 2020 from the issuance and sale of the Series B and C Notes which mature in November 2027 and 2030, respectively. Our remaining outstanding balance under our line of credit is denominated completely in Euros and Pound Sterling as of February 28, 2021. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. We have the ability to refinance any draws under the line of credit with successive short-term borrowings through the September 30, 2025 maturity date of the Credit Agreement. Outstanding draws for which we have both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of February 28, 2021, we had a $47.9 million balance of outstanding draws on the revolving credit facility, all of which was classified as long-term. In addition, we paid $0.4 million in principal payments on our Series A Notes during the first six months of fiscal year 2021, which had an outstanding balance of $17.6 million as of February 28, 2021. There were no other letters of credit outstanding or restrictions on the amount available on our line of credit or notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three and a half to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 8 – Debt for additional information on these financial covenants. At February 28, 2021, we were in compliance with all debt covenants. We continue to monitor our compliance with all debt covenants. At the present time, we believe that the likelihood of being unable to satisfy these covenants is remote.

We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, dividend payments, acquisitions, new business development activities and share repurchases. On April 8, 2020, we suspended repurchases under our most recent share buy-back plan, which subsequently expired on August 31, 2020, in order to preserve cash while we monitor the long-term impacts of the COVID-19 pandemic. Management will continue to evaluate future authorizations under its share buy-back program and the Board will consider approval based on management’s recommendations. At February 28, 2021, we had a total of $72.4 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended February 28/29,
	2021	2020	Change
Net cash provided by operating activities	$42,510	$23,382	$19,128
Net cash used in investing activities	(7,366)	(10,483)	3,117
Net cash provided by (used in) financing activities	(20,311)	(9,816)	(10,495)
Effect of exchange rate changes on cash and cash equivalents	1,086	187	899
Net increase in cash and cash equivalents	$15,919	$3,270	$12,649

Operating Activities

Net cash provided by operating activities increased $19.1 million to $42.5 million for the six months ended February 28, 2021 from $23.4 million for the corresponding period of the prior fiscal year. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the six months ended February 28, 2021 was net income of $40.8 million, which increased $14.3 million from period to period. The changes in our working capital which decreased net cash provided by operating activities were primarily attributable to increases in trade accounts receivable balances during the six months ended February 28, 2021 compared to the corresponding period of the prior fiscal year as a result of significantly increased sales from period to period. These working capital changes were partially offset by increases in accrued payroll and related expenses during the first six months of fiscal year 2021 primarily due to increased accruals of incentive compensation from period to period. In addition, accounts payable in the EMEA segment increased due to higher levels of production and the timing of payments to vendors from period to period. In addition, the change in working capital was also impacted by increases to income tax accruals related to the higher pre-tax income during the first six months of fiscal year 2021 compared to the corresponding period of the prior fiscal year.

Investing Activities

Net cash used in investing activities decreased $3.1 million to $7.4 million for the six months ended February 28, 2021 from $10.5 million for the corresponding period of the prior fiscal year, primarily due to decreased capital expenditures. Capital expenditures decreased by $3.1 million primarily due to the renovations and equipping of the Company’s office building in Milton Keynes, England that were completed in the first quarter of fiscal year 2020 and a lower level of manufacturing-related capital expenditures within the U.K. and the United States from period to period. Capital expenditures during the first half of fiscal year 2021 were primarily related to manufacturing equipment which is currently under construction and will be located at our third-party manufacturers in the United States and the United Kingdom once completed.

Financing Activities

Net cash used by financing activities increased $10.5 million to $20.3 million for the six months ended February 28, 2021 from $9.8 million for the corresponding period of the prior fiscal year. This change was primarily due to a decrease in net proceeds from our debt instruments of $18.5 million. In the first quarter of fiscal year 2021, we repaid $50.0 million of our U.S. borrowings outstanding under our line of credit using $52.0 million in proceeds that we received from the issuance and sale of senior notes during the quarter. This resulted in a $2.0 million cash inflow during the period compared to $20.5 million in net proceeds on our line of credit in the corresponding period of the prior fiscal year. In addition, increases in shares withheld to cover taxes on conversion of equity rewards of $0.9 million and increases in dividends paid to our shareholders of $0.8 million, respectively, resulted in higher cash outflows from period to period. Offsetting these increases in cash outflows was a decrease in treasury stock repurchases due to the suspension of such repurchases beginning in the third quarter of fiscal year 2020, which resulted in a decrease in cash outflows of $9.7 million from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was an increase in cash of $1.1 million and $0.2 million for six months ended February 28, 2021 and February 29, 2020, respectively. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Pound Sterling against the U.S. Dollar.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of February 28, 2021, no such commitments were outstanding.

Share Repurchase Plan

The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 9 — Share Repurchase Plan, included in this report.

Dividends

On March 16, 2021, the Company’s Board approved a 7% increase in the regular quarterly cash dividend, increasing it from $0.67 per share to $0.72 per share. The $0.72 per share dividend declared on March 16, 2021 is payable on April 30, 2021 to shareholders of record on April 16, 2021. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

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

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2021, the end of the period covered by this report

(the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

There were no changes in our internal control over financial reporting during the three months ended February 28, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 8, 2020, the Company elected to suspend repurchases under its previously approved share buy-back plan, which subsequently expired on August 31, 2020. The Company made this election in order to preserve cash while it continued to monitor the long-term impacts of the COVID-19 pandemic. Management will continue to evaluate future authorizations under its share buy-back program and the Board will consider approval based on management’s recommendations. Therefore, no repurchase transactions were made during the first six months of fiscal year 2021.

a

Item 6. Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 21, 2020, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed August 16, 2018, Exhibit 3.1 thereto.

10(a)

First Amendment to Credit Agreement dated September 30, 2020 among Company and Bank of America, N.A., incorporated by reference from the Registrant's Form 8-K filed October 6, 2020, Exhibit 10(a) thereto.

10(b)

Third Amendment to Note Purchase and Private Shelf Agreement dated September 30, 2020 among WD-40 Company and Prudential and the Note Purchasers, incorporated by reference from the Registrant's Form 8-K filed October 6, 2020, Exhibit 10(e) thereto..

10(c)	Series B Senior Notes dated September 30, 2020, incorporated by reference from the Registrant’s Form 8-K filed October 6, 2020, Exhibit 10(f) thereto.

10(d)	Series C Senior Notes dated September 30, 2020, incorporated by reference from the Registrant’s Form 8-K filed October 6, 2020, Exhibit 10(g) thereto.

10(e)	Change of Control Severance Agreement between WD-40 Company and Jeffrey G. Lindeman dated December 8, 2020.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from WD-40 Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: April 8, 2021	By:	/s/ GARRY O. RIDGE
Garry O. Ridge Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President, Finance Treasurer and Chief Financial Officer

	By:	/s/ RAE ANN PARTLO
Rae Ann Partlo Vice President, Corporate Controller and Principal Accounting Officer