Form 10-Q
period 2021-05-31
WD 40 CO
filed 2021-07-07
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 2, 2021 was 13,707,767.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended May 31, 2021

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	May 31,	August 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$80,362	$56,462
Trade and other accounts receivable, less allowance for doubtful accounts of $620 and $362 at May 31, 2021
and August 31, 2020, respectively	104,911	80,672
Inventories	47,768	41,264
Other current assets	7,902	6,756
Total current assets	240,943	185,154
Property and equipment, net	68,968	60,759
Goodwill	96,017	95,731
Other intangible assets, net	7,665	8,633
Operating lease right-of-use assets	9,158	8,168
Deferred tax assets, net	484	464
Other assets	4,652	3,728
Total assets	$427,887	$362,637

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$31,307	$21,676
Accrued liabilities	24,728	21,660
Accrued payroll and related expenses	21,485	14,767
Short-term borrowings	800	800
Income taxes payable	798	1,213
Total current liabilities	79,118	60,116
Long-term borrowings	116,498	113,098
Deferred tax liabilities, net	10,878	11,291
Long-term operating lease liabilities	7,344	6,520
Other long-term liabilities	11,417	11,299
Total liabilities	225,255	202,324

Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,855,666 and 19,812,685 shares issued at May 31, 2021 and
August 31, 2020, respectively; and 13,707,767 and 13,664,786 shares
outstanding at May 31, 2021 and August 31, 2020, respectively	20	20
Additional paid-in capital	162,240	157,850
Retained earnings	432,230	398,731
Accumulated other comprehensive loss	(23,778)	(28,208)
Common stock held in treasury, at cost ― 6,147,899 shares
at both May 31, 2021 and August 31, 2020	(368,080)	(368,080)
Total shareholders' equity	202,632	160,313
Total liabilities and shareholders' equity	$427,887	$362,637

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020

Net sales	$136,405	$98,247	$372,869	$296,852
Cost of products sold	63,947	45,197	168,158	136,657
Gross profit	72,458	53,050	204,711	160,195

Operating expenses:
Selling, general and administrative	38,131	27,922	109,586	90,427
Advertising and sales promotion	6,642	4,764	17,673	15,211
Amortization of definite-lived intangible assets	364	552	1,084	1,856
Total operating expenses	45,137	33,238	128,343	107,494

Income from operations	27,321	19,812	76,368	52,701

Other income (expense):
Interest income	21	20	59	73
Interest expense	(615)	(778)	(1,795)	(1,813)
Other income (expense), net	183	27	513	(197)
Income before income taxes	26,910	19,081	75,145	50,764
Provision for income taxes	5,904	4,557	13,325	9,719
Net income	$21,006	$14,524	$61,820	$41,045

Earnings per common share:
Basic	$1.53	$1.06	$4.50	$2.98
Diluted	$1.52	$1.06	$4.48	$2.98

Shares used in per share calculations:
Basic	13,708	13,674	13,694	13,700
Diluted	13,746	13,700	13,727	13,727

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020

Net income	$21,006	$14,524	$61,820	$41,045
Other comprehensive income (loss):
Foreign currency translation adjustment	608	(1,855)	4,430	159
Total comprehensive income	$21,614	$12,669	$66,250	$41,204

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2020	19,812,685	$20	$157,850	$398,731	$(28,208)	6,147,899	$(368,080)	$160,313
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	23,417	-	(3,490)					(3,490)
Stock-based compensation			2,665					2,665
Cash dividends ($0.67 per share)				(9,199)				(9,199)
Foreign currency translation adjustment					588			588
Net income				23,623				23,623
Balance at November 30, 2020	19,836,102	$20	$157,025	$413,155	$(27,620)	6,147,899	$(368,080)	$174,500
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	19,564	-	(5)					(5)
Stock-based compensation			1,877					1,877
Cash dividends ($0.67 per share)				(9,217)				(9,217)
Foreign currency translation adjustment					3,234			3,234
Net income				17,191				17,191
Balance at February 28, 2021	19,855,666	$20	$158,897	$421,129	$(24,386)	6,147,899	$(368,080)	$187,580
Stock-based compensation			3,343					3,343
Cash dividends ($0.72 per share)				(9,905)				(9,905)
Foreign currency translation adjustment					608			608
Net income				21,006				21,006
Balance at May 31, 2021	19,855,666	$20	$162,240	$432,230	$(23,778)	6,147,899	$(368,080)	$202,632

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

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended May 31,
	2021	2020
Operating activities:
Net income	$61,820	$41,045
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	5,266	5,980
Net gains on sales and disposals of property and equipment	(185)	(115)
Deferred income taxes	(512)	(221)
Stock-based compensation	7,885	4,609
Unrealized foreign currency exchange (gains) losses	(529)	30
Provision for bad debts	253	98
Changes in assets and liabilities:
Trade and other accounts receivable	(20,053)	(3,006)
Inventories	(5,101)	(2,433)
Other assets	(1,777)	1,443
Operating lease assets and liabilities, net	11	224
Accounts payable and accrued liabilities	11,000	(2,367)
Accrued payroll and related expenses	6,202	(5,758)
Other long-term liabilities and income taxes payable	(305)	1,227
Net cash provided by operating activities	63,975	40,756

Investing activities:
Purchases of property and equipment	(10,789)	(17,411)
Proceeds from sales of property and equipment	418	321
Net cash used in investing activities	(10,371)	(17,090)

Financing activities:
Treasury stock purchases	-	(16,825)
Dividends paid	(28,321)	(26,840)
Proceeds from issuance of long-term senior notes	52,000	-
Repayments of long-term senior notes	(800)	(800)
Net (repayments) proceeds of revolving credit facility	(50,000)	84,595
Shares withheld to cover taxes upon conversions of equity awards	(3,494)	(2,640)
Net cash used in financing activities	(30,615)	37,490
Effect of exchange rate changes on cash and cash equivalents	911	166
Net increase in cash and cash equivalents	23,900	61,322
Cash and cash equivalents at beginning of period	56,462	27,233
Cash and cash equivalents at end of period	$80,362	$88,555

Supplemental disclosure of noncash investing activities:
Accrued capital expenditures	$1,700	$454

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

COVID-19 Considerations

The COVID-19 pandemic has adversely impacted global economic conditions and has contributed to significant volatility in financial markets beginning in early calendar year 2020, as described in the “Impact of COVID-19 on Our Business” section included in Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although the Company’s current estimates contemplate current conditions, the inputs into certain of the Company’s significant and critical accounting estimates include judgments and assumptions about the economic implications of the COVID-19 pandemic and how management expects them to change in the future, as appropriate. It is reasonably possible that actual results experienced may differ materially from the Company’s estimates in future periods, which could materially affect our results of operations and financial condition.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized currently in other income (expense) in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At May 31, 2021, the Company had a notional amount of $15.8 million outstanding in foreign currency forward contracts, which matured on June 29, 2021. Unrealized net gains and losses related to foreign currency forward contracts were not significant at May 31, 2021 and August 31, 2020. Realized net gains and losses related to foreign currency forward contracts were not significant for both the three months ended May 31, 2021 and 2020. Realized net gains and losses related to foreign currency forward contracts were not significant for both the nine months ended May 31, 2021 and 2020. Both unrealized and realized net gains and losses are recorded in other income (expense), net on the Company’s condensed consolidated statements of operations.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of May 31, 2021, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents and short-term borrowings are recorded at cost, which approximates their fair values, primarily due to their short-term nature. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $66.4 million as of May 31, 2021, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to their carrying value of $69.2 million. During the nine months ended May 31, 2021, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

Recently Issued Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes” under ASC 740, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. Early adoption is permitted. The Company is in the process of evaluating the impacts of this guidance on its consolidated financial statements and related disclosures.

Note 3. Inventories

Inventories consist primarily of raw materials and components, finished goods, and product held at third-party contract manufacturers. Inventories are stated at the lower of cost or net realizable value and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method. Inventories consisted of the following (in thousands):

	May 31,	August 31,
	2021	2020
Product held at third-party contract manufacturers	$6,085	$4,393
Raw materials and components	8,417	5,034
Work-in-process	1,263	385
Finished goods	32,003	31,452
Total	$47,768	$41,264

Note 4. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	May 31,	August 31,
	2021	2020
Machinery, equipment and vehicles	$22,581	$20,434
Buildings and improvements	29,936	28,271
Computer and office equipment	5,852	5,420
Software	10,844	9,959
Furniture and fixtures	2,835	2,641
Capital in progress	28,848	21,939
Land	4,441	4,374
Subtotal	105,337	93,038
Less: accumulated depreciation and amortization	(36,369)	(32,279)
Total	$68,968	$60,759

Note 5. Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2020	$85,461	$9,060	$1,210	$95,731
Translation adjustments	32	255	(1)	286
Balance as of May 31, 2021	$85,493	$9,315	$1,209	$96,017

There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to December 1, 2020, the date of its most recent annual goodwill impairment test, which was conducted during the second quarter of fiscal year 2021. Based on the results of the annual goodwill impairment test, the estimated fair value of each of the Company’s reporting units exceeded their respective carrying values so significantly that an impairment charge to the Company’s goodwill balances is remote. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets, which include the Spot Shot, Carpet Fresh, 1001, EZ REACH and GT85 trade names, are included in other intangible assets, net in the Company’s condensed consolidated balance sheets. The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	May 31,	August 31,
	2021	2020
Gross carrying amount	$36,971	$36,363
Accumulated amortization	(29,306)	(27,730)
Net carrying amount	$7,665	$8,633

There has been no impairment charge for the nine months ended May 31, 2021 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets. The Company’s review of events and circumstances included consideration of the ongoing COVID-19 pandemic.

Changes in the carrying amounts of definite-lived intangible assets by segment for the nine months ended May 31, 2021 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2020	$6,553	$2,080	$-	$8,633
Amortization expense	(793)	(291)	-	(1,084)
Translation adjustments	-	116	-	116
Balance as of May 31, 2021	$5,760	$1,905	$-	$7,665

The estimated amortization expense for the Company’s definite-lived intangible assets in future fiscal years is as follows (in thousands):

	Trade Names	Customer-Based
Remainder of fiscal year 2021	$321	$45
Fiscal year 2022	1,285	181
Fiscal year 2023	1,038	-
Fiscal year 2024	1,033	-
Fiscal year 2025	950	-
Thereafter	2,812	-
Total	$7,439	$226

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

The Company records right-of-use assets and lease liabilities on its consolidated balance sheets for leases with an expected term greater than one year. The lease term includes the committed lease term, also taking into account early termination and renewal options that management is reasonably certain to exercise. For leases that do not have a readily determinable implicit rate, the Company uses its estimated secured incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments. The Company’s estimated secured incremental borrowing rate is determined using a portfolio approach based on the rate of interest the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate in the currency of the lease. As of May 31, 2021, finance leases were not significant and all leases recorded on the Company’s consolidated balances sheets were operating leases. Residual value guarantees, restrictions, covenants, sublease income, net gains or losses from sale and leaseback transactions, and transactions with related parties associated with leases are also not significant. The Company has made the accounting policy election to use certain ongoing practical expedients made available by ASC 842 to: (i) not separate lease components from non-lease components for real estate – office buildings, machinery and equipment, lab equipment, office equipment, furniture and fixtures, and IT equipment; and (ii) exclude leases with an initial term of 12 months or less (“short-term” leases) from the consolidated balance sheets and will recognize related lease payments in the consolidated statements of operations on a straight-line basis over the lease term. However, the Company had no significant short-term leases as of May 31, 2021. The Company obtained additional right-of-use assets of $1.9 million in exchange for lease obligations related to renewals of existing leases during the nine months ended May 31, 2021. The Company did not obtain significant additional right-of-use assets during the nine months ended May 31, 2020.

The Company recorded $0.5 million and $1.5 million in lease expense during both the three and nine months ended May 31, 2021 and 2020. This lease expense was included in selling, general and administrative expenses. An insignificant amount of lease expense was classified within cost of products sold for both the three and nine months ended May 31, 2021 and 2020. During the three and nine months ended May 31, 2021, the Company paid cash of $0.5 million and $1.6 million related to lease liabilities, respectively, compared to $0.5 million and $1.5 million in the corresponding period of the prior fiscal year. Variable lease expense under the Company’s lease agreements was not significant for both the three and nine months ended May 31, 2021 and 2020. As of May 31, 2021, the weighted-average remaining lease term was 6.9 years and the weighted-

average discount rate was 2.9% for the Company’s operating leases. There were no leases that had not yet commenced as of May 31, 2021 that will create additional significant rights and obligations for the Company.

Right-of-use assets and lease liabilities consisted of the following (in thousands):

	May 31,	August 31,
	2021	2020
Assets:
Operating lease right-of-use assets	$9,158	$8,168

Liabilities:
Current operating lease liabilities(1)	1,956	1,840
Long-term operating lease liabilities	7,344	6,520
Total operating lease liabilities	$9,300	$8,360

(1)Current operating lease liabilities are classified in accrued liabilities on the Company’s condensed consolidated balance sheet.

The Company’s maturities of its operating lease liabilities, including early termination and renewal options that management is reasonably certain to exercise, are as follows (in thousands):

Operating
Leases
Remainder of fiscal year 2021	$554
Fiscal year 2022	2,119
Fiscal year 2023	1,765
Fiscal year 2024	1,541
Fiscal year 2025	973
Thereafter	3,434
Total undiscounted future cash flows	$10,386
Less: Interest	(1,086)
Present value of lease liabilities	$9,300

Note 7. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	May 31,	August 31,
	2021	2020
Accrued advertising and sales promotion expenses	$12,853	$10,787
Accrued professional services fees	2,168	1,761
Accrued sales taxes and other taxes	2,002	1,751
Deferred revenue	2,202	1,446
Short-term operating lease liability	1,956	1,840
Other	3,547	4,075
Total	$24,728	$21,660

Accrued payroll and related expenses consisted of the following (in thousands):

	May 31,	August 31,
	2021	2020
Accrued incentive compensation	$11,811	$5,702
Accrued payroll	4,350	4,396
Accrued profit sharing	2,277	2,726
Accrued payroll taxes	2,454	1,446
Other	593	497
Total	$21,485	$14,767

Note 8. Debt

As of May 31, 2021, the Company held borrowings under two separate agreements as detailed below.

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

Short-term and long-term borrowings under the Company’s Credit Agreement and Note Agreement consisted of the following (in thousands):

		Maturities	May 31,	August 31,
	Issuance	(calendar year)	2021	2020

Credit Agreement - revolving credit facility (1)(3)	Various	9/30/2025	$48,098	$95,898

Note Agreement
Series A Notes - 3.39% fixed rate(2)	11/15/2017	2021-2032	17,200	18,000
Series B Notes - 2.50% fixed rate(3)	9/30/2020	11/15/2027	26,000	-
Series C Notes - 2.69% fixed rate(3)	9/30/2020	11/15/2030	26,000	-
Total borrowings			117,298	113,898
Short-term portion of borrowings			(800)	(800)
Total long-term borrowings			$116,498	$113,098

(1)The Company has the ability to refinance any draw under the line of credit with successive short-term borrowings through the maturity date. Outstanding draws for which management has both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of May 31, 2021, the entire balance on this facility is classified as long-term and only contains amounts denominated in Euros and Pound Sterling. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.

(2)Principal payments are required semi-annually in May and November of each year in equal installments of $0.4 million through May 15, 2032. The remaining outstanding principal in the amount of $8.4 million will become due on November 15, 2032.

(3)On September 30, 2020, the Company refinanced $50.0 million of existing draws under its Credit Agreement in the United States through the issuance of two new $26.0 million notes (“Series B Notes” and “Series C Notes”, respectively) under its Note Agreement. Interest on these new notes is payable semi-annually in May and November of each year with no principal due until the maturity date. The first interest payment on both the Series B and Series C Notes was paid in May 2021.

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

•The consolidated interest coverage ratio cannot be less than three to one. The consolidated interest coverage ratio means, as of any date of determination, the ratio of (a) consolidated EBITDA for the most recently completed four fiscal quarters to (b) consolidated interest charges for the most recently completed four fiscal quarters

As of May 31, 2021, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.

Note 9. Share Repurchase Plan

On April 8, 2020, the Company elected to suspend repurchases under its previously approved share buy-back plan, which subsequently expired on August 31, 2020. The Company made this election in order to preserve cash while it continued to monitor the long-term impacts of the COVID-19 pandemic. The Company will continue to evaluate future authorizations of share buy-backs. No repurchase transactions were made during the nine months ended May 31, 2021.

Note 10. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Net income	$21,006	$14,524	$61,820	$41,045
Less: Net income allocated to
participating securities	(73)	(68)	(247)	(203)
Net income available to common shareholders	$20,933	$14,456	$61,573	$40,842

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Weighted-average common
shares outstanding, basic	13,708	13,674	13,694	13,700
Weighted-average dilutive securities	38	26	33	27
Weighted-average common
shares outstanding, diluted	13,746	13,700	13,727	13,727

For the three and nine months ended May 31, 2021, there were no anti-dilutive stock-based equity awards outstanding. For the three and nine months ended May 31, 2020, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 9,479 and 8,229, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

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

Rebates/Other Discounts — The Company offers various on-going trade promotion programs with customers and provides other discounts to customers that require management to estimate and accrue for the expected costs of such programs or discounts. These programs include cooperative marketing, volume-based discounts, shelf price reductions, consideration and allowances given to retailers for shelf space and/or favorable display positions in their stores and other promotional activities. Other discounts include items such as charges from customers for services they provide related to the sale of WD-40 Company products and penalties/fees associated with WD-40 Company failing to adhere to contractual obligations (e.g., errors on purchase orders, errors on shipment, late deliveries, etc.). Costs related to rebates, cooperative advertising and other promotional activities and other discounts are recorded as a reduction to sales upon delivery of the Company’s products to its customers. The Company had a $8.5 million and $7.5 million balance in rebate/other discount liabilities as of May 31, 2021 and August 31, 2020, respectively, which are included in accrued liabilities on the Company’s condensed consolidated balance sheets. The Company recorded approximately $7.5 million and $20.2 million in rebates/other discounts as a reduction to sales during the three and nine months ended May 31, 2021, respectively. Rebates/other discounts as a reduction to sales during the three and nine months ended May 31, 2020 were approximately $5.2 million and $14.6 million, respectively.

Coupons — Coupon costs are based upon historical redemption rates and are recorded as a reduction to sales as incurred, which is when the coupons are circulated. Coupon redemption liabilities, which are included in accrued liabilities on the Company’s condensed consolidated balance sheets, were not significant at May 31, 2021 and August 31, 2020. Coupons recorded as a reduction to sales during the three and nine months ended May 31, 2021 and 2020, were also not significant.

Cash discounts — The Company offers certain of its customers a cash discount program to incentivize them to pay the invoice earlier than the normal payment date on the invoice. Although payment terms vary, most customers typically pay within 30 to 90 days of invoicing. The Company had a $0.5 million balance in the allowance for cash discounts at both May 31, 2021 and August 31, 2020. The Company recorded approximately $1.3 million and $3.6 million in cash discounts as a reduction to sales during the three and nine months ended May 31, 2021, respectively. Cash discounts as a reduction to sales during the three and nine months ended May 31, 2020 were approximately $1.1 million and $3.1 million, respectively.

Sales returns — The Company recognizes revenue net of allowances for estimated returns, which is based on historical return rates, with a corresponding reduction to cost of products sold. Although the Company typically does not have definitive sales return provisions included in the contract terms with its customers, when such provisions have been included, they have not been significant. The Company presents its provision for sales returns on a gross basis as a liability. The Company’s refund liability for sales returns is included in accrued liabilities and represents the amount expected to be owed to the customers for product returns. The Company’s refund liability for sales returns was not significant at both May 31, 2021 and August 31, 2020. The Company also records an asset for the value of inventory that represents the right to recover products from customers associated with sales returns. The value of this inventory is recorded to other current assets and the balance in this account associated with product returns was not significant at May 31, 2021 and August 31, 2020.

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

Contract Balances

Contract liabilities consist of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $2.2 million and $1.4 million as of May 31, 2021 and August 31, 2020, respectively. These contract liabilities are recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. The Company did not have any contract assets as of May 31, 2021 and August 31, 2020.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of May 31, 2021, no such commitments were outstanding.

Litigation

From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. Except as disclosed herein, there are no unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss for the Company as of May 31, 2021. As to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.

On or about August 18, 2020, Benny Bong (“Bong”) filed a civil action against the Company and the Company’s wholly-owned subsidiary, WD-40 Manufacturing Company (“WD-40 Manufacturing”), in Indonesia in the Commercial District Court of Central Jakarta, case reference number 41 / Pdt.Sus-Merek / 2020 / PN.Niaga.Jkt.Pst. (the “Jakarta Litigation”). In April 2021, the Company and WD-40 Manufacturing, owner of the WD-40 brand trademarks, were served with Summons and Complaint for the Jakarta Litigation, in which Bong is seeking damages based on the Company’s enforcement actions against Bong following registration of a Get All-40 trademark that includes a yellow shield logo similar to the WD-40 brand shield logo. The complaint asserts claims for damages for more than $25.0 million, and a request for a public apology by the Company and WD-40 Manufacturing.

The dispute underlying the Jakarta Litigation follows 2018 litigation filed by WD-40 Manufacturing, in which the Commercial District Court ordered cancellation of two earlier Get All-40 trademark registrations. In January 2021, WD-40 Manufacturing filed a new cancellation action seeking to invalidate the most recent Get All-40 trademark registration.

The Company denies the allegations asserted by Bong and will vigorously defend itself in the Jakarta Litigation. The Company believes that an unfavorable outcome in the Jakarta Litigation is not probable. Due to the uncertainty as to the claims asserted by Bong for recovery of damages and as to future actions in the Jakarta Litigation, the Company is unable to estimate an amount of possible future loss or a range of possible loss.

For further information on the risks the Company faces from existing and future claims, suits, investigations and proceedings, see the Company’s risk factors disclosed in Part I―Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended August 31, 2020, which was filed with the SEC on October 21, 2020.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of May 31, 2021.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of May 31, 2021.

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

The provision for income taxes was 21.9% and 23.9% of income before income taxes for the three months ended May 31 2021 and 2020, respectively. The decrease in the effective income tax rate from period to period was primarily due to higher earnings from foreign operations resulting in an increase in the benefit received from the application of the Foreign-Derived Intangible Income calculation, coupled with a one-time benefit received in fiscal year 2021 from an Investment Tax Credit.

The provision for income taxes was 17.7% and 19.1% of income before income taxes for the nine months ended May 31, 2021 and 2020, respectively. The decrease in the effective income tax rate from period to period was primarily due to a benefit from the High Tax Exception associated with Global Intangible Low Taxed Income during the first half of fiscal year 2021, as well as an increase in excess earnings from foreign operations resulting in an increase in the benefit received from the application of the Foreign-Derived Intangible Income calculation.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2018 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2017 are no longer subject to examination. The Company is currently under audit in various state jurisdictions for fiscal years 2017 through 2019. Estimated unrecognized tax benefits related to income tax positions affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months were not significant. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
May 31, 2021:
Net sales	$60,046	$58,587	$17,772	$-	$136,405
Income from operations	$15,582	$15,288	$5,241	$(8,790)	$27,321
Depreciation and
amortization expense	$840	$810	$78	$80	$1,808
Interest income	$-	$-	$21	$-	$21
Interest expense	$489	$126	$1	$-	$615

May 31, 2020:
Net sales	$50,094	$32,521	$15,632	$-	$98,247
Income from operations	$14,424	$7,180	$5,736	$(7,528)	$19,812
Depreciation and
amortization expense	$1,128	$724	$72	$32	$1,956
Interest income	$2	$1	$17	$-	$20
Interest expense	$635	$142	$1	$-	$778

Nine Months Ended:
May 31, 2021:
Net sales	$160,390	$163,150	$49,329	$-	$372,869
Income from operations	$40,564	$47,207	$15,488	$(26,891)	$76,368
Depreciation and
amortization expense	$2,426	$2,373	$229	$238	$5,266
Interest income	$1	$5	$53	$-	$59
Interest expense	$1,435	$356	$4	$-	$1,795

May 31, 2020:
Net sales	$143,672	$113,519	$39,661	$-	$296,852
Income from operations	$36,404	$26,354	$12,044	$(22,101)	$52,701
Depreciation and
amortization expense	$3,510	$2,099	$222	$149	$5,980
Interest income	$15	$2	$56	$-	$73
Interest expense	$1,367	$442	$4	$-	$1,813

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

Net sales by product group are as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Maintenance products	$127,374	$87,859	$344,446	$268,676
Homecare and cleaning products	9,031	10,388	28,423	28,176
Total	$136,405	$98,247	$372,869	$296,852

Note 15. Subsequent Events

On June 15, 2021, the Company’s Board of Directors declared a cash dividend of $0.72 per share payable on July 30, 2021 to shareholders of record on July 16, 2021.

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

Highlights

The following summarizes the financial and operational highlights for our business during the nine months ended May 31, 2021:

•Consolidated net sales increased $76.0 million, or 26%, for the nine months ended May 31, 2021 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $13.2 million on consolidated net sales for the nine months ended May 31, 2021 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have increased by $62.8 million, or 21%, from period to period. This favorable impact from changes in foreign currency exchange rates mainly came from our EMEA segment, which accounted for 44% of our consolidated sales for the nine months ended May 31, 2021.

•Gross profit as a percentage of net sales increased to 54.9% for the nine months ended May 31, 2021 compared to 54.0% for the corresponding period of the prior fiscal year.

•Consolidated net income increased $20.8 million, or 51%, for the nine months ended May 31, 2021 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $2.9 million on consolidated net income for the nine months ended May 31, 2021 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have increased $17.9 million, or 44%, from period to period.

•Although consolidated results for the nine months ended May 31, 2021 were significantly improved from the same period last fiscal year due to a variety of factors, the Company’s operations and business continue to be impacted by the COVID-19 pandemic. See the Impact of COVID-19 on Our Business section which follows for details.

•Diluted earnings per common share for the nine months ended May 31, 2021 were $4.48 versus $2.98 in the prior fiscal year period.

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

Impact of COVID-19 on Our Business

In fiscal year 2020, our financial results and operations were negatively impacted for many of our markets by the COVID-19 pandemic, particularly in the third and fourth quarters, during the early stages of the pandemic which began in early calendar year 2020. We have since been able to reduce the adverse impacts of the COVID-19 pandemic on our business due to the strength of our brands, our increased focus on e-commerce, the global expansion in the distribution of our products and a continued focus on our strategic initiatives and our strong culture and the dedication of our employees. As a result of these activities and the shift in consumer spending patterns towards products such as ours during the pandemic, we have experienced increased sales period over period in most of our markets during each of the first three quarters of fiscal year 2021. Sales during the nine months ended May 31, 2021 increased 26% compared to the corresponding period of the prior fiscal year primarily due to a higher level of renovation and maintenance activities by end-users during the pandemic, recoveries in many markets due to improvements in public health and safety related to the pandemic, and increased distribution and sales within the e-commerce channel.

We are continuing to actively manage and monitor supply chain and transportation disruptions and constraints that have arisen periodically within all three of our business segments, but particularly in the Americas, during the COVID-19 pandemic. Some of the challenges that we have experienced include general aerosol production capacity constraints and competition for such capacity by other companies who utilize the same third-party manufacturers for their aerosol production, as well as significant competition for freight resources and increased raw material and other input costs that have resulted due to these constraints. In addition, supply chains at many companies globally are being strained due to shortages of certain materials and this is impacting the ability of our third-party manufacturers to procure certain of the raw materials needed to manufacture our products. These challenges have periodically resulted in us not being able to meet the high level of demand for our products by customers and end-users in certain markets, most significantly those markets in our Americas segment where demand for aerosols has significantly outpaced the available production capacity in the region. We have been actively working on various initiatives in partnership with our third-party manufacturers in order to increase the capacity and flexibility of our supply chain to meet strong end-user demand. Although we are not able to estimate the degree of the impact or the costs associated with potential future disruptions within our supply chain and distribution networks, we believe that the changes we are working to implement as a result of the pandemic will have a positive lasting impact on our ability to better manage any future disruptions. However, some of the additional costs resulting from these recent constraints in our supply chain and distribution network are expected to unfavorably impact our cost of goods sold and lower our gross margin in the near-term.

Although several vaccines and treatments are authorized for use against COVID-19, these vaccines and treatments are being produced and distributed at varying rates globally. Therefore, uncertainty continues to exist regarding the severity and duration of this rapidly evolving pandemic and it remains difficult for us to estimate the extent to which the COVID-19 pandemic will impact our financial results and operations in future periods. Also, as social distancing requirements resulting from the COVID-19 pandemic continue to lessen in future periods, it is uncertain how this will impact the high levels of renovation and maintenance activities by end-users in recent periods, which have contributed to our strong sales in fiscal year 2021. If such activities decrease in future periods, this could adversely impact our financial results.

We have continued to follow a variety of measures to promote the safety and security of our employees, support the communities in which we operate and ensure the availability and functioning of our critical infrastructure. These measures have included requiring remote working arrangements for employees where practicable and the imposition of travel restrictions. These policies and initiatives will continue to impact how we operate for as long as they are in effect and we are still working to determine and implement safe and effective phased office reentry plans for employees at all of our office locations globally.

See the Company’s risk factors disclosed in Part I―Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended August 31, 2020, which was filed with the SEC on October 21, 2020 for information on risks associated with pandemics in general and COVID-19 specifically.

Results of Operations

Three Months Ended May 31, 2021 Compared to Three Months Ended May 31, 2020

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended May 31,
			Change from Prior Year
	2021	2020	Dollars	Percent
Net sales:
Maintenance products	$127,374	$87,859	$39,515	45%
Homecare and cleaning products	9,031	10,388	(1,357)	(13)%
Total net sales	136,405	98,247	38,158	39%
Cost of products sold	63,947	45,197	18,750	41%
Gross profit	72,458	53,050	19,408	37%
Operating expenses	45,137	33,238	11,899	36%
Income from operations	$27,321	$19,812	$7,509	38%
Net income	$21,006	$14,524	$6,482	45%
Earnings per common share - diluted	$1.52	$1.06	$0.46	43%
Shares used in per share calculations - diluted	13,746	13,700	46	-

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2021	2020	Dollars	Percent
Americas	$60,046	$50,094	$9,952	20%
EMEA	58,587	32,521	26,066	80%
Asia-Pacific	17,772	15,632	2,140	14%
Total	$136,405	$98,247	$38,158	39%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2021	2020	Dollars	Percent
Maintenance products	$55,917	$43,551	$12,366	28%
Homecare and cleaning products	4,129	6,543	(2,414)	(37)%
Total	$60,046	$50,094	$9,952	20%
% of consolidated net sales	44%	51%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $60.0 million, up $10.0 million, or 20%, for the three months ended May 31, 2021 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the Americas segment from period to period. Sales for the three months ended May 31, 2021 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $59.4 million in the Americas segment. Thus, on a constant currency basis, sales would have increased by $9.3 million, or 19%, from period to period.

Sales of maintenance products in the Americas segment increased $12.4 million, or 28%, for the three months ended May 31, 2021 compared to the corresponding period of the prior fiscal year. This sales increase was mainly driven by increased sales of maintenance products in Latin America, the U.S. and Canada, which were up $5.4 million or 151%, $5.1 million or 13%, and $1.9 million or 87%, respectively, from period to period. Sales in the corresponding period of the prior fiscal year were negatively impacted by various disruptions and lockdowns in the market related to the early stages of the COVID-19 pandemic. As improvements in public health and safety restrictions have occurred in many regions within the Americas, the Company has been more able to grow sales of its WD-40 Multi-Use Product through increased market penetration. Sales in Latin America increased primarily due to the transition to the direct marketing model in Mexico. Late in the third quarter of fiscal year 2020, we shifted away from a distribution model for Mexico where we sold products through a large wholesale customer who then supplied various retail customers, to one where we sell direct to these retail customers. The continued momentum from the shift in distribution model combined with increased demand for our product and decreased COVID-19 restrictions, resulted in increased sales in Latin America during fiscal year 2021 compared to the corresponding period of the prior fiscal year. Sales of maintenance products in the U.S. and Canada also increased from period to period primarily as a result of a higher level of renovation and maintenance activities exhibited by our end-users during the COVID-19 pandemic. Although the U.S. experienced some improvements in its supply chain in the third quarter of fiscal year 2021 resulting in higher sales of maintenance products from period to period, it is still having periodic challenges meeting the high level of demand for our products seen in the market, particularly for WD-40 Specialist products which are sourced at certain third-party manufacturers that were heavily impacted by the recent global supply chain constraints. As a result of these challenges, sales of the WD-40 Specialist product line decreased 33% for the three months ended March 31, 2021 compared to the corresponding period in the prior fiscal year.

Sales of homecare and cleaning products in the Americas decreased $2.4 million, or 37%, for the three months ended May 31, 2021 compared to the corresponding period of the prior fiscal year. This sales decrease was experienced across all homecare and cleaning brands in the Americas due to particularly strong sales in the third quarter of the prior fiscal year. During the third quarter of fiscal year 2020, we experienced a significant increase in sales of many of our homecare and cleaning products due to increased demand for such products as a result of the COVID-19 pandemic. During the third quarter of fiscal year 2021, we have seen demand for these homecare and cleaning products return to more normal levels due to improvements in public health and fewer safety restrictions related to the pandemic in many regions within the Americas. Sales levels for our homecare and cleaning products in the Americas were also negatively impacted during the three months ended May 31, 2021 by the challenges in our Americas supply chain. While each of our homecare and cleaning products have continued to generate positive cash flows, we had experienced decreased or flat sales for many of these products in recent years prior to the COVID-19 pandemic.

For the Americas segment, 77% of sales came from the U.S., and 23% of sales came from Canada and Latin America combined for the three months ended May 31, 2021 compared to the distribution for the three months ended May 31, 2020 when 87% of sales came from the U.S., and 13% of sales came from Canada and Latin America.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2021	2020	Dollars	Percent
Maintenance products	$56,074	$30,846	$25,228	82%
Homecare and cleaning products	2,513	1,675	838	50%
Total (1)	$58,587	$32,521	$26,066	80%
% of consolidated net sales	43%	33%

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

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $58.6 million, up $26.1 million, or 80%, for the three months ended May 31, 2021 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the EMEA segment from period to period. Sales for the three months ended May 31, 2021 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $52.9 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $20.4 million, or 63%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Sales in the direct markets increased to $40.2 million, up $18.5 million, or 85%, for the three months ended May 31, 2021, compared to the corresponding period of the prior fiscal year primarily due to increased sales of WD-40 Multi-Use Product, WD-40 Specialist and 3-In-One of $11.5 million or 81%, $2.5 million or 94%, and $2.0 million or 112%, respectively, throughout all of the direct markets. This increase in sales was primarily due to increased demand for our products as a result of a higher level of renovation and maintenance activities exhibited by our end-users during the COVID-19 pandemic and the success of promotional programs that were conducted during the third quarter of fiscal year 2021 to meet the high level of demand. This increased demand and consumption of our products resulted in increased sales, particularly within the e-commerce channel. In addition, sales levels were much higher compared to the prior period due to severe lockdowns measures that occurred during the third quarter of fiscal year 2020 which limited many retailers’ ability to participate in promotional activities and sell high volumes of certain products. Sales from direct markets accounted for 69% of the EMEA segment’s sales for the three months ended May 31, 2021 compared to 67% for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $7.6 million, or 70%, for the three months ended May 31, 2021 compared to the corresponding period of the prior fiscal year, primarily due to increased sales of the WD-40 Multi-Use Product in Eastern Europe, the Middle East and Northern Europe, which were up $2.9 million, $1.7 million, and $1.7 million, respectively. This increase in sales from period to period was primarily due to the continued recoveries in the EMEA distributor markets which had previously experienced more severe lockdowns during the second half of fiscal year 2020 due to the COVID-19 pandemic. During the first nine months of fiscal year 2021, many of these regions experienced improved economic conditions as a result of reductions in COVID-19 related restrictions. This allowed our marketing distributors to participate in more of our promotional activities and to adjust to more normal levels of inventory for our product, which resulted in increased sales to meet the higher level of demand caused by increases in renovation and maintenance activities by end-users during the pandemic. The distributor markets accounted for 31% of the EMEA segment’s total sales for the three months ended May 31, 2021, compared to 33% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2021	2020	Dollars	Percent
Maintenance products	$15,383	$13,462	$1,921	14%
Homecare and cleaning products	2,389	2,170	219	10%
Total	$17,772	$15,632	$2,140	14%
% of consolidated net sales	13%	16%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $17.8 million, up $2.1 million, or 14%, for the three months ended May 31, 2021 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the Asia-Pacific segment from period to period. Sales for the three months ended May 31, 2021 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $16.4 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $0.7 million, or 5%, from period to period.

Sales in Asia, which represented 66% of the total sales in the Asia-Pacific segment, increased $1.1 million, or 10%, for the three months ended May 31, 2021 compared to the corresponding period of the prior fiscal year. Sales in the Asia distributor markets increased $1.5 million, or 26%, for the three months ended May 31, 2021 compared to the corresponding period of the prior fiscal year primarily due to increased sales of WD-40 Multi-Use Product of $1.2 million or 22%, primarily due to the easing of COVID-19 lockdown measures and restrictions compared to the corresponding period of the prior fiscal year. These reduced lockdown measures positively impacted economic conditions during the third quarter of fiscal year 2021 and resulted in increased demand and higher sales period over period, particularly in the Philippines, South Korea and Indonesia. Sales in China decreased $0.5 million, or 9%, primarily due to a higher level of sales in the third quarter of fiscal year 2020 associated with the timing of COVID-19 restrictions and shipping activities during that period. In the third quarter of the prior fiscal year, China had a significant number of orders that were expected to be shipped to customers in early February 2020 after the Chinese New Year’s holiday and those shipments could not take place due to COVID-19. This resulted in a backlog of orders being shipped in the third quarter of fiscal year 2020 due to the easing of COVID-19 restrictions. No such comparable event occurred in the current fiscal year.

Sales in Australia increased $1.1 million, or 22%, for the three months ended May 31, 2021 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales in Australia. On a constant currency basis, sales in Australia would have remained constant from period to period at $4.9 million. Negative sales impacts to Australia due to the COVID-19 pandemic have continued to be limited in fiscal year 2021 as COVID-19 case numbers have remained relatively low in Australia since the initial outbreak and governmental authorities had adopted less severe lockdown requirements. This has resulted in our key customers remaining open for business during the COVID-19 pandemic during both fiscal year 2020 and 2021. Sales of maintenance products in Australia during the third quarter of fiscal year 2021 were favorably impacted by a higher level of renovation and maintenance activities undertaken by our end-users period over period. This increase was almost completely offset by lower sales of homecare and cleaning products, as we have seen demand for these products return to more normal levels due to improvements in public health and reduced safety restrictions related to the pandemic.

Gross Profit

Gross profit increased to $72.5 million for the three months ended May 31, 2021 compared to $53.1 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit decreased to 53.1% for the three months ended May 31, 2021 compared to 54.0% for the corresponding period of the prior fiscal year.

Gross margin was unfavorably impacted by 1.8 percentage points due to increases in manufacturing costs, changes in sales mix and higher miscellaneous costs from period to period. The increased manufacturing costs were primarily driven by higher labor and overhead costs at our third-party manufacturers caused by global supply chain constraints as a result of the COVID-19 pandemic. These pandemic-related challenges began to significantly impact the Americas segment starting in the second quarter of fiscal year 2021 and continued in the third quarter. No such challenges existed in the third quarter of the prior fiscal year since it was early in the pandemic. Gross margin was unfavorably impacted by 0.5 percentage points due to changes in foreign currency exchange rates from period to period in the EMEA segment. Gross margin was also unfavorably impacted by 0.1 percentage points from period to period due to unfavorable changes in the costs of petroleum-based specialty chemicals. Although petroleum-based specialty chemicals favorably impacted gross margin during the first half of fiscal year 2021 as compared to the prior fiscal year, such costs have increased significantly over the last several months and is starting to negatively impact our gross margin. There is often a delay of one quarter or more before changes in raw material costs impact the cost of products sold due to production and inventory life cycles. The recent increases in the price of crude oil that we are seeing in the market are expected to unfavorably impact our cost of goods sold for as long as these costs remain at these higher levels

These unfavorable impacts to gross margin were partially offset by favorable changes in the costs of aerosol cans in the EMEA segment due to increased sales which resulted in higher can rebates, positively impacting gross margin by 0.8 percentage points. In addition, gross margin was favorably impacted by 0.3 percentage points due to changes in warehousing and in bound freight costs, primarily in our EMEA segment. Since warehousing costs are primarily fixed in nature, gross margin was favorably impacted due to the smaller impact that such fees had as a result of significantly higher sales in the third quarter of this fiscal year as compared to the corresponding period of the prior fiscal year. In bound freight costs in the third quarter of this fiscal year were lower than last fiscal year due to additional freight costs incurred last year associated with the movement of certain raw materials and finished goods in preparation for Brexit. Gross margin was also positively impacted by 0.3 percentage points from period to period due to decreases to advertising, promotional, and other discounts that we give to our customers, primarily in the Americas and Asia-Pacific segments. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses. In addition, gross margin was positively impacted by 0.1 percentage points from period to period due to sales price increases, primarily in the EMEA and Americas segments during the last twelve months.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.9 million and $3.1 million for the three months ended May 31, 2021 and 2020, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the three months ended May 31, 2021 increased $10.2 million to $38.1 million from $27.9 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses decreased to 28.0% for the three months ended May 31, 2021 compared to 28.4% for the corresponding period of the prior fiscal year. The increase in SG&A expenses from period to period was due to a variety of factors, but most significantly due to increased employee-related costs of $6.1 million as a result of increased incentive compensation accruals and higher stock-based compensation from period to period resulting from stronger financial results from period to period. Changes in foreign currency exchange rates from period to period increased SG&A expenses by $1.9 million. Increases in freight costs associated with higher sales levels as well as carrier price increases due to constraints and limited capacity in the global distribution networks from period to period also increased SG&A expenses by $1.5 million. In addition, professional services fees increased $0.8 million due to increased cloud-based software usage and license fees. There was also a slight decrease in SG&A expenses of $0.1 million from period to period due to lower miscellaneous costs.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.3 million and $1.4 million for the three months ended May 31, 2021 and 2020, respectively. Our research and development team engages in consumer research, product development, current product improvements and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective third-party contract manufacturers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the three months ended May 31, 2021 increased $1.9 million, or 39%, to $6.7 million from $4.8 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses increased to 4.9% for the three months ended May 31, 2021 compared to 4.8% for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates from period to period increased advertising and sales promotion expenses by $0.4 million for the three months ended May 31, 2021. The increase in advertising and sales promotion expenses was primarily due to a higher level of promotional programs and marketing support in all three segments as a result of increased consumer demand and higher sales from period to period.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales was $6.7 million and $5.0 million for three months ended May 31, 2021 and 2020, respectively. Therefore, our total investment in advertising and sales promotion activities totaled $13.4 million and $9.8 million for the three months ended May 31, 2021 and 2020, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets decreased to $0.4 million for the three months ended May 31, 2021 compared to $0.6 million for the corresponding period in the prior year due to decreased amortization associated with the 2000 Flushes trade name, which became fully amortized during the third quarter of fiscal year 2020.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended May 31,
			Change from Prior Year
	2021	2020	Dollars	Percent
Americas	$15,582	$14,424	$1,158	8%
EMEA	15,288	7,180	8,108	113%
Asia-Pacific	5,241	5,736	(495)	(9)%
Unallocated corporate (1)	(8,790)	(7,528)	(1,262)	(17)%
Total	$27,321	$19,812	$7,509	38%

Americas

Income from operations for the Americas increased to $15.6 million, up $1.2 million, or 8%, for the three months ended May 31, 2021 compared to the corresponding period of the prior fiscal year, primarily due to a $10.0 million increase in sales, partially offset by both a lower gross margin and higher operating expenses. Operating expenses increased period over period primarily due to higher accruals for incentive compensation and stock-based compensation, as well as higher outbound freight costs due to the increase in sales and higher freight costs in our distribution networks from period to period. As a percentage of net sales, gross profit for the Americas segment decreased from 53.1% to 51.2% period over period primarily due to increases in costs at our third-party manufacturers from period to period due to supply chain constraints as a result of the COVID-19 pandemic. These unfavorable impacts to gross margin were partially offset by the combined favorable impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans as well as decreases to advertising, promotional, and other discounts that we give to our customers, from period to period. Operating income as a percentage of net sales decreased from 28.8% to 26.0% period over period.

EMEA

Income from operations for the EMEA segment increased to $15.3 million, up $8.1 million, or 113% from period to period, primarily due to a $26.1 million increase in sales, partially offset by a lower gross margin and a $5.9 million increase in operating expenses. As a percentage of net sales, gross profit for the EMEA segment decreased from 54.9% to 54.4% period over period primarily due to increased costs of petroleum-based specialty chemicals, unfavorable changes to exchange rates and increases in costs at our third-party manufacturers from period to period. These unfavorable impacts to gross margin were partially offset by the decreased costs of aerosol cans and lower warehousing, distribution and freight costs from period to period. The increased sales were accompanied by a $5.9 million increase in total operating expenses period over period, primarily due to higher accruals for incentive compensation and stock-based compensation as well as increased advertising and promotional expenses and outbound freight costs due to the higher sales volumes. Operating income as a percentage of net sales increased from 22.1% to 26.1% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment decreased to $5.2 million, down $0.5 million, or 9%, for the three months ended May 31, 2021 compared to the corresponding period of the prior fiscal year, primarily due to a $1.7 million increase in operating expenses, partially offset by higher sales and a slightly higher gross margin. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 55.2% to 55.3% period over period primarily due to decreases to the cost of petroleum-based specialty chemicals, as well as decreases to advertising, promotional, and other discounts that we give to our customers from period to period. These favorable impacts to gross margin were almost completely offset by unfavorable changes in both sales product mix and market mix, as well as increased costs of aerosol cans from period to period. The increased sales were accompanied by a $1.7 million increase in total operating expenses period over period, primarily due to higher accruals for incentive compensation and a higher level of advertising and sales promotion expenses. Operating income as a percentage of net sales decreased from 36.7% to 29.5% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended May 31,
	2021	2020	Change
Interest income	$21	$20	$1
Interest expense	$615	$778	$(163)
Other (expense) income, net	$183	$27	$156
Provision for income taxes	$5,904	$4,557	$1,347

Interest Income

Interest income was insignificant for both the three months ended May 31, 2021 and 2020.

Interest Expense

Interest expense decreased to $0.6 million for the three months ended May 31, 2021 compared to $0.8 million during the corresponding period of the prior fiscal year, primarily due to a lower balance on our line of credit from period to period.

Other Income (Expense), Net

Other income (expense), net was insignificant for both the three months ended May 31, 2021 and 2020.

Provision for Income Taxes

The provision for income taxes was 21.9% and 23.9% of income before income taxes for the three months ended May 31, 2021 and 2020, respectively. The decrease in the effective income tax rate from period to period was primarily due to higher earnings from foreign operations resulting in an increase in the benefit received from the application of the Foreign-Derived Intangible Income calculation, coupled with a one-time benefit received in fiscal year 2021 from an Investment Tax Credit.

Net Income

Net income was $21.0 million, or $1.52 per common share on a fully diluted basis, for the three months ended May 31, 2021 compared to $14.5 million, or $1.06 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $1.4 million on net income for the three months ended May 31, 2021 compared to the corresponding period of the prior fiscal year. On a constant currency basis, net income would have increased by $5.1 million from period to period.

Nine Months Ended May 31, 2021 Compared to Nine Months Ended May 31, 2020

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Nine Months Ended May 31,
			Change from Prior Year
	2021	2020	Dollars	Percent
Net sales:
Maintenance products	$344,446	$268,676	$75,770	28%
Homecare and cleaning products	28,423	28,176	247	1%
Total net sales	372,869	296,852	76,017	26%
Cost of products sold	168,158	136,657	31,501	23%
Gross profit	204,711	160,195	44,516	28%
Operating expenses	128,343	107,494	20,849	19%
Income from operations	$76,368	$52,701	$23,667	45%
Net income	$61,820	$41,045	$20,775	51%
Earnings per common share - diluted	$4.48	$2.98	$1.50	50%
Shares used in per share calculations - diluted	13,727	13,727	-	-

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2021	2020	Dollars	Percent
Americas	$160,390	$143,672	$16,718	12%
EMEA	163,150	113,519	49,631	44%
Asia-Pacific	49,329	39,661	9,668	24%
Total	$372,869	$296,852	$76,017	26%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2021	2020	Dollars	Percent
Maintenance products	$145,729	$127,662	$18,067	14%
Homecare and cleaning products	14,661	16,010	(1,349)	(8)%
Total	$160,390	$143,672	$16,718	12%
% of consolidated net sales	43%	48%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $160.4 million, up $16.7 million, or 12%, for the nine months ended May 31, 2021 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a material impact on sales for the Americas segment from period to period.

Sales of maintenance products in the Americas segment increased $18.1 million, or 14%, for the nine months ended May 31, 2021 compared to the corresponding period of the prior fiscal year. This sales increase was mainly driven by increased sales of maintenance products in the Latin America, the U.S. and Canada, which were up $10.1 million or 60%, $5.0 million or 5% and $3.0 million or 42%, respectively, from period to period. Increased demand for our products as a result of a higher level of renovation and maintenance activities exhibited by our end-users during the COVID-19 pandemic resulted in increased sales of maintenance products in all three regions. In addition, sales in Latin America increased due to the transition to the direct marketing model in Mexico. Early in the third quarter of fiscal year 2020, we shifted away from a distribution model for Mexico where we sold products through a large wholesale customer who then supplied various retail customers, to one where we sell direct to these retail customers. This resulted in increased sales in Latin America during the first nine months of fiscal year 2021 compared to the corresponding period of the prior fiscal year. Although the U.S. experienced some improvements in its supply chain in the third quarter of fiscal year 2021 resulting in higher sales of maintenance products from period to period, it is still having challenges meeting customer and end user demand, particularly for its WD-40 Specialist products. As a result of these challenges, sales of the WD-40 Specialist product line decreased 15% for the nine months ended March 31, 2021 compared to the corresponding period in the prior fiscal year.

Sales of homecare and cleaning products in the Americas decreased $1.4 million, or 8%, for the nine months ended May 31, 2021 compared to the corresponding period of the prior fiscal year. This sales decrease was driven primarily by a decrease in sales of Lava and X-14 brand products in the U.S., which were down $0.9 million or 40% and $0.6 million or 42%, respectively, from period to period. We experienced a significant increase in sales of most of our homecare and cleaning products during the second half of fiscal year 2020 due to increased demand for such products as a result of the COVID-19 pandemic. During the third quarter of fiscal year 2021, we have seen demand for these homecare and cleaning products return to more normal levels due to improvements in public health and safety restrictions related to the pandemic in many regions within the Americas. Sales levels for our homecare and cleaning products in the Americas were also negatively impacted during the nine months ended May 31, 2021 by the challenges in our Americas supply chain. While each of our homecare and cleaning products have continued to generate positive cash flows, we had experienced decreased or flat sales for many of these products in recent fiscal years prior to the start of the COVID-19 pandemic.

For the Americas segment, 76% of sales came from the U.S., and 24% of sales came from Canada and Latin America combined for the nine months ended May 31, 2021 compared to the distribution for the nine months ended May 31, 2020 when 82% of sales came from the U.S., and 18% of sales came from Canada and Latin America.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2021	2020	Dollars	Percent
Maintenance products	$156,188	$106,720	$49,468	46%
Homecare and cleaning products	6,962	6,799	163	2%
Total	$163,150	$113,519	$49,631	44%
% of consolidated net sales	44%	38%

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $163.2 million, up $49.6 million, or 44%, for the nine months ended May 31, 2021 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the EMEA segment from period to period. Sales for the nine months ended May 31, 2021 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $152.9 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $39.3 million, or 35%, from period to period.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Sales in the direct markets increased to $108.9 million, up $32.8 million, or 43%, for the nine months ended May 31, 2021 compared to the corresponding period of the prior fiscal year primarily due to increased sales of WD-40 Multi-Use Product, WD-40 Specialist and WD-40 Bike of $21.5 million or 41%, $5.2 million or 61% and $2.2 million or 145%, respectively, throughout all of the direct markets. Additionally, sales of 3-In-One increased $2.9 million or 49% during the period. These increases in sales were primarily due to increased demand for our products as a result of a higher level of renovation and maintenance activities exhibited by our end-users during the COVID-19 pandemic and the success of promotional programs that were conducted during the third quarter of fiscal year 2021 to meet the high level of demand. This increased demand and consumption of our products resulted in increased sales, particularly within the e-commerce channel. In addition, sales levels were much higher in the third quarter of fiscal year 2021 compared to the prior period due to severe lockdowns measures that occurred during the third quarter of fiscal year 2020 which limited many retailers’ ability to participate in promotional activities and sell high volumes of certain products. Sales from direct markets accounted for 67% of the EMEA segment’s sales for the nine months ended May 31, 2021 compared to 67% for the corresponding period of the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $16.8 million, or 45%, for the nine months ended May 31, 2021 compared to the corresponding period of the prior fiscal year, primarily due to increased sales of the WD-40 Multi-Use Product in Northern Europe, Eastern Europe, India, and the Middle East, which were up $5.0 million, $4.1 million, $3.9 million and $3.1 million, respectively. This increase in sales from period to period was primarily due to recoveries experienced during fiscal year 2021 in distributor markets that previously experienced more severe lockdowns during the second half of fiscal year 2020 due to the COVID-19 pandemic. During fiscal year 2021, many of these regions experienced improved economic conditions as a result of reductions in COVID-19 related restrictions. This allowed our marketing distributors to participate in more of our promotional activities and to adjust to more normal levels of inventory for our product, which resulted in increased sales to meet the higher level of demand caused by increases in renovation and maintenance activities by end-users during the pandemic. The distributor markets accounted for 33% of the EMEA segment’s total sales for the nine months ended May 31, 2021, compared to 33% for the corresponding period of the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2021	2020	Dollars	Percent
Maintenance products	$42,529	$34,294	$8,235	24%
Homecare and cleaning products	6,800	5,367	1,433	27%
Total	$49,329	$39,661	$9,668	24%
% of consolidated net sales	13%	14%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $49.3 million, up $9.7 million, or 24%, for the nine months ended May 31, 2021 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the Asia-Pacific segment from period to period. Sales for the nine months ended May 31, 2021 translated at the exchange rates in effect for the corresponding period of the prior fiscal year would have been $46.6 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $7.0 million, or 18%, from period to period.

Sales in Asia, which represented 67% of the total sales in the Asia-Pacific segment, increased $6.0 million, or 22%, for the nine months ended May 31, 2021 compared to the corresponding period of the prior fiscal year. Sales in China increased $4.0 million, or 46%, primarily due to improved market conditions as a result of the reduction of COVID-19 lockdown measures compared to the corresponding period of the prior fiscal year when the COVID-19 outbreak resulted in significant governmental restrictions on movement and commerce. Sales in the Asia distributor markets increased $1.9 million, or 11%, for the nine months ended May 31, 2021 compared to the corresponding period of the prior fiscal year. These increased sales were primarily due to the easing of COVID-19 lockdown measures in many of the Asia markets during fiscal year 2021 compared to late in fiscal year 2020. These reduced lockdown measures have positively impacted economic conditions and resulted in increased demand and higher sales period over period, particularly in the Philippines, South Korea, Indonesia and Hong Kong, during the nine months ended May 31, 2021.

Sales in Australia increased $3.7 million, or 31%, for the nine months ended May 31, 2021 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales in Australia. On a constant currency basis, sales in Australia would have increased by $1.8 million, or 14%, partially due to continued increased demand for homecare and cleaning products, which were up $1.4 million, or 27%, as a result of the COVID-19 pandemic. In addition, sales of maintenance products were up $2.3 million, or 31%, from period to period primarily due to a higher level of renovation and maintenance activities undertaken by our end-users during the COVID-19 pandemic which resulted in increased sales. Negative sales impacts to Australia due to the COVID-19 pandemic have continued to be limited in fiscal year 2021 since COVID-19 case numbers have remained relatively low in Australia since the initial outbreak and governmental authorities have adopted less severe lockdown requirements. This has resulted in our key customers remaining open for business during the COVID-19 pandemic.

Gross Profit

Gross profit increased to $204.7 million for the nine months ended May 31, 2021 compared to $160.2 million for the corresponding period of the prior fiscal year. As a percentage of net sales, gross profit increased to 54.9% for the nine months ended May 31, 2021 compared to 54.0% for the corresponding period of the prior fiscal year.

Gross margin was favorably impacted by 1.2 percentage points from period to period due to favorable changes in the costs of petroleum-based specialty chemicals in all three segments. Beginning in late February 2020, which was late in the second quarter of our fiscal year 2020, the price of crude oil dropped significantly for a period of several months. Although the price of crude oil has recently recovered to the prices seen in early calendar year 2020, the average cost of crude oil which flowed through our cost of goods sold was lower during the first nine months of fiscal year 2021 compared to the corresponding period of the prior fiscal year, thus resulting in favorable impacts to our gross margin from period to period. There is often a delay of one quarter or more before changes in raw material costs impact the cost of products sold due to production and inventory life cycles. Gross margin was also positively impacted by 0.8 percentage points due to favorable changes in the costs of aerosol cans in the EMEA and Americas segments. In addition, gross margin was positively impacted by 0.2 percentage points from period to period due to sales price increases in all three segments during the last twelve months.

These favorable impacts to gross margin were partially offset by an unfavorable impact of 1.0 percentage points due to increases in manufacturing costs and higher miscellaneous costs from period to period. The increased manufacturing costs were primarily driven by higher labor and overhead costs at our third-party manufacturers caused by global supply chain constraints as a result of the COVID-19 pandemic. These pandemic-related challenges began to significantly impact the Americas segment starting in the second quarter of fiscal year 2021 and continued in the third quarter. No such challenges existed in the corresponding periods of the prior fiscal year. Gross margin was also negatively impacted by 0.2 percentage points from period to period due to higher warehousing and in-bound freight costs, primarily in the Americas and EMEA segments. Changes in foreign currency exchange rates from period to period in the EMEA segment negatively impacted by 0.1 percentage points.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $12.5 million and $9.3 million for the nine months ended May 31, 2021 and 2020, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the nine months ended May 31, 2021 increased $19.2 million to $109.6 million from $90.4 million for the corresponding period of the prior fiscal year. As a percentage of net sales, SG&A expenses decreased to 29.4% for the nine months ended May 31, 2021 compared to 30.5% for the corresponding period of the prior fiscal year. The increase in SG&A expenses from period to period was due to a variety of factors, but most significantly due to increased employee-related costs of $15.1 million due to increased incentive compensation accruals and higher stock-based compensation from period to period resulting from stronger financial results from period to period. Changes in foreign currency exchange rates from period to period increased SG&A expenses by $3.0 million. Increases in freight costs associated with higher sales levels as well as carrier price increases due to constraints and limited capacity in the global distribution networks from period to period also increased SG&A expenses by $2.8 million. In addition, professional services fees increased $1.7 million due to increased cloud-based software usage and license fees. Other miscellaneous expenses also increased $0.6 million from period to period. These increases to SG&A expenses were offset by a decrease in travel and meeting expenses of $4.0 million from period to period. Travel and meeting expenses decreased primarily due to continued initiatives to reduce the transmission of COVID-19, including the imposition of business travel restrictions for all employees and the cancellation of all large meetings, such as regional sales meetings and global leadership meetings, in support of social distancing requirements.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $4.2 million and $4.6 million for the nine months ended May 31, 2021 and 2020, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the nine months ended May 31, 2021 increased $2.5 million, or 16%, to $17.7 million from $15.2 million for the corresponding period of the prior fiscal year. As a percentage of net sales, these expenses decreased to 4.7% for the nine months ended May 31, 2021 from 5.1% for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates increased advertising and sales promotion expenses by $0.7 million for the nine months ended May 31, 2021. The increase in advertising and sales promotion expenses was primarily due to a higher level of promotional programs and marketing support in all three segments as a result of increased consumer demand and higher sales from period to period. These increases were partially offset by the decrease of physical marketing and sampling activities from period to period, such as the cancellations of trade shows, due to the continued indirect effects of the COVID-19 pandemic during the first nine months of fiscal year 2021 and this resulted in a decreased in advertising and sales promotion expenses as a percentage of net sales from period to period.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales for the nine months ended May 31, 2021 were $18.4 million compared to $14.5 million for the corresponding period of the prior fiscal year. Therefore, our total investment in advertising and sales promotion activities totaled $36.1 million and $29.7 million for the nine months ended May 31, 2021 and 2020, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets decreased to $1.1 million for the nine months ended May 31, 2021 compared to $1.9 million for the nine months ended May 31, 2020 due to decreased amortization associated with the 2000 Flushes trade name, which became fully amortized during the third quarter of fiscal year 2020.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Nine Months Ended May 31,
			Change from Prior Year
	2021	2020	Dollars	Percent
Americas	$40,564	$36,404	$4,160	11%
EMEA	47,207	26,354	20,853	79%
Asia-Pacific	15,488	12,044	3,444	29%
Unallocated corporate	(26,891)	(22,101)	(4,790)	(22)%
Total	$76,368	$52,701	$23,667	45%

Americas

Income from operations for the Americas increased to $40.6 million, up $4.2 million, or 11%, for the nine months ended May 31, 2021 compared to the corresponding period of the prior fiscal year, primarily due to a $16.7 million increase in sales which was partially offset by higher operating expenses. As a percentage of net sales, gross profit for the Americas segment remained constant at 52.9%. The combined favorable impacts of decreased costs of petroleum-based specialty chemicals and aerosol cans as well as decreases to advertising, promotional, and other discounts that we give to our customers increased our gross margin from period to period. These favorable impacts to gross margin were completely offset by higher third-party manufacturing costs as well as increased warehousing, distribution and freight costs. The increased sales were accompanied by a $4.7 million increase in total operating expenses period over period, primarily due to higher accruals for incentive compensation and stock-based compensation, as well as higher outbound freight costs due to increased sales and higher freight costs in the market from period to period. These increases in operating expenses were partially offset by lower travel and meeting expenses due to initiatives adopted by the Company during the third quarter of fiscal year 2020 to reduce the transmission of COVID-19. In addition, operating expenses were favorably impacted by decreased amortization associated with the 2000 Flushes trade name, which became fully amortized during the third quarter of fiscal year 2020. Operating income as a percentage of net sales remained stable at 25.3% from period to period.

EMEA

Income from operations for the EMEA segment increased to $47.2 million, up $20.9 million, or 79%, for the nine months ended May 31, 2021 compared to the corresponding period of the prior fiscal year, primarily due to a $49.6 million increase in sales and a higher gross margin, partially offset by higher operating expenses. As a percentage of net sales, gross profit for the EMEA segment increased from 55.3% to 56.5% period over period primarily due to the combined favorable impacts of decreased costs of aerosol cans and petroleum-based specialty chemicals, as well as sales price increases from period to period. These favorable impacts to gross margin were partially offset by unfavorable changes in third-party manufacturing costs, as well as increases in warehousing, distribution and freight costs, and increases to advertising, promotional, and other discounts that we give to our customers from period to period. The increased sales were accompanied by a $8.5 million increase in total operating expenses period over period, primarily due to higher accruals for incentive compensation and stock-based compensation, as well as increased outbound freight costs and increased advertising and sales promotion expenses due to higher sales from period to period. Operating income as a percentage of net sales increased from 23.2% to 28.9% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $15.5 million, up $3.4 million, or 29%, for the nine months ended May 31, 2021 compared to the corresponding period of the prior fiscal year, primarily due to a $9.7 million increase in sales and a higher gross margin, which were partially offset by higher operating expenses. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 54.2% to 56.3% period over period primarily due to decreases to the cost of petroleum-based specialty chemicals and favorable changes in both sales product mix and market mix from period to period. These favorable impacts to gross margin were slightly offset by the unfavorable impact of increased costs of aerosol cans from period to period. The increased sales were accompanied by a $2.8 million increase in total operating expenses period over period, primarily due to higher accruals for incentive compensation and other employee costs, as well as a higher level of advertising and sales promotion expenses and increased outbound freight costs from period to period. Operating income as a percentage of net sales increased from 30.4% to 31.4% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Nine Months Ended May 31,
	2021	2020	Change
Interest income	$59	$73	$(14)
Interest expense	$1,795	$1,813	$(18)
Other income (expense), net	$513	$(197)	$710
Provision for income taxes	$13,325	$9,719	$3,606

Interest Income

Interest income was insignificant for both the nine months ended May 31, 2021 and 2020.

Interest Expense

Interest expense remained relatively constant at $1.8 million for the nine months ended May 31, 2021 compared to the corresponding period of the prior fiscal year.

Other Income (Expense), Net

Other income (expense), net changed by $0.7 million for the nine months ended May 31, 2021 compared to the corresponding period of the prior fiscal year primarily due to foreign currency exchange gains of $0.3 million in the current year compared to $0.4 million of foreign currency losses during the corresponding period of the prior fiscal year as a result of fluctuations in the foreign currency exchange rates for both the U.S. Dollar and the Euro against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 17.7% and 19.1% of income before income taxes for the nine months ended May 31, 2021 and 2020, respectively. The decrease in the effective income tax rate from period to period was primarily due to a benefit from the High Tax Exclusion associated with Global Intangible Low Taxed Income during the first half of fiscal year 2021, as well as an increase in excess earnings from foreign operations resulting in an increase in the benefit received from the application of the Foreign-Derived Intangible Income calculation.

Net Income

Net income was $61.8 million, or $4.48 per common share on a fully diluted basis, for the nine months ended May 31, 2021 compared to $41.0 million, or $2.98 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $2.9 million on net income for the nine months ended May 31, 2021 compared to the corresponding period of the prior fiscal year. On a constant currency basis, net income would have increased by $17.9 million from period to period.

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

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Gross margin - GAAP	53%	54%	55%	54%
Cost of doing business as a percentage
of net sales - non-GAAP	32%	32%	33%	35%
EBITDA as a percentage of net sales - non-GAAP (1)	21%	22%	22%	20%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Total operating expenses - GAAP	$45,137	$33,238	$128,343	$107,494
Amortization of definite-lived intangible assets	(364)	(552)	(1,084)	(1,856)
Depreciation (in operating departments)	(1,098)	(1,050)	(3,217)	(3,046)
Cost of doing business	$43,675	$31,636	$124,042	$102,592
Net sales	$136,405	$98,247	$372,869	$296,852
Cost of doing business as a percentage
of net sales - non-GAAP	32%	32%	33%	35%

EBITDA (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2021	2020	2021	2020
Net income - GAAP	$21,006	$14,524	$61,820	$41,045
Provision for income taxes	5,904	4,557	13,325	9,719
Interest income	(21)	(20)	(59)	(73)
Interest expense	615	778	1,795	1,813
Amortization of definite-lived intangible assets	364	552	1,084	1,856
Depreciation	1,444	1,515	4,182	4,254
EBITDA	$29,312	$21,906	$82,147	$58,614
Net sales	$136,405	$98,247	$372,869	$296,852
EBITDA as a percentage of net sales - non-GAAP	21%	22%	22%	20%

Liquidity and Capital Resources

Overview

The Company’s financial condition and liquidity remain strong. Net cash provided by operations was $64.0 million for the nine months ended May 31, 2021 compared to $40.8 million for the corresponding period of the prior fiscal year. Although there continues to be a certain level of uncertainty related to the anticipated impact of the current COVID-19 pandemic on the Company’s future results, we believe our efficient business model and the steps that we have taken leave us positioned to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

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

We have historically maintained a balance of outstanding draws on our line of credit in U.S. Dollars in the Americas segment, as well as in Euros and Pound Sterling in the EMEA segment. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. During the first quarter of fiscal year 2021, we repaid $50.0 million of our U.S. borrowings outstanding under our line of credit using $52.0 million in proceeds that we received on September 30, 2020 from the issuance and sale of the Series B and C Notes which mature in November 2027 and 2030, respectively. Our remaining outstanding balance under our line of credit is denominated completely in Euros and Pound Sterling as of May 31, 2021. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. We have the ability to refinance any draws under the line of credit with successive short-term borrowings through the September 30, 2025 maturity date of the Credit Agreement. Outstanding draws for which we have both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of May 31, 2021, we had a $48.1 million balance of outstanding draws on the revolving credit facility, all of which was classified as long-term. In addition, we paid $0.8 million in principal payments on our Series A Notes during the first nine months of fiscal year 2021, which had an outstanding balance of $17.2 million as of May 31, 2021. There were no other letters of credit outstanding or restrictions on the amount available on our line of credit or notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three and a half to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 8 – Debt for additional information on these financial covenants. At May 31, 2021, we were in compliance with all debt covenants. We continue to monitor our compliance with all debt covenants. At the present time, we believe that the likelihood of being unable to satisfy these covenants is remote.

We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, dividend payments, acquisitions, new business development activities and share repurchases. On April 8, 2020, we suspended repurchases under our most recent share buy-back plan, which subsequently expired on August 31, 2020, in order to preserve cash while we monitor the long-term impacts of the COVID-19 pandemic. The Company will continue to evaluate future authorizations of share buy-backs. At May 31, 2021, we had a total of $80.4 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended May 31,
	2021	2020	Change
Net cash provided by operating activities	$63,975	$40,756	$23,219
Net cash used in investing activities	(10,371)	(17,090)	6,719
Net cash provided by (used in) financing activities	(30,615)	37,490	(68,105)
Effect of exchange rate changes on cash and cash equivalents	911	166	745
Net increase in cash and cash equivalents	$23,900	$61,322	$(37,422)

Operating Activities

Net cash provided by operating activities increased $23.2 million to $64.0 million for the nine months ended May 31, 2021 from $40.8 million for the corresponding period of the prior fiscal year. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the nine months ended May 31, 2021 was net income of $61.8 million, which increased $20.8 million from period to period. The changes in our working capital which decreased net cash provided by operating activities were primarily attributable to increases in trade and other accounts receivable balances during the nine months ended May 31, 2021 compared to the corresponding period of the prior fiscal year as a result of significantly increased sales from period to period. In addition, the change in working capital was impacted by increases to inventory from period to period. These working capital changes were partially offset by increases in accounts payable in the EMEA and the Americas segments due to higher levels of production and the timing of payments to vendors from period to period. In addition, accrued payroll and related expenses increased during the first nine months of fiscal year 2021 primarily due to significantly increased accruals of incentive compensation from period to period.

Investing Activities

Net cash used in investing activities decreased $6.7 million to $10.4 million for the nine months ended May 31, 2021 from $17.1 million for the corresponding period of the prior fiscal year, primarily due to decreased capital expenditures. Capital expenditures decreased by $6.6 million primarily due to the renovations and equipping of the Company’s office building in Milton Keynes, England that were completed in the first quarter of fiscal year 2020 and a lower level of manufacturing-related capital expenditures within the U.K. and the United States from period to period. Capital expenditures during fiscal year 2021 were primarily related to manufacturing equipment which is currently under construction and will be located at our third-party manufacturers in the United States and the United Kingdom once completed.

Financing Activities

Net cash used by financing activities was $30.6 million for the nine months ended May 31, 2021 compared to net cash provided by financing activities of $37.5 million for the corresponding period of the prior fiscal year resulting in a net change of $68.1 million. This change was primarily due to $80.0 million in net proceeds that we drew under our line of credit in March 2020 in response to the COVID-19 pandemic with no comparable event occurring in the first nine months of fiscal year 2021. In the first quarter of fiscal year 2021, we repaid $50.0 million of such borrowings outstanding under our line of credit using $52.0 million in proceeds that we received from the issuance and sale of senior notes during the quarter. This net borrowing activity resulted in a $2.0 million cash inflow during the period compared to $84.6 million in net proceeds on our line of credit in the corresponding period of the prior fiscal year. In addition, increases in dividends paid to our shareholders of $1.5 million and increases in shares withheld to cover taxes on conversion of equity rewards of $0.9 million, resulted in higher cash outflows from period to period. Offsetting these increases in cash outflows was a decrease in treasury stock repurchases due to the suspension of such repurchases beginning in the third quarter of fiscal year 2020, which resulted in a decrease in cash outflows of $16.8 million from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was an increase in cash of $0.9 million and $0.2 million for nine months ended May 31, 2021 and 2020, respectively. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Pound Sterling against the U.S. Dollar.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of May 31, 2021, no such commitments were outstanding.

Share Repurchase Plan

The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 9 — Share Repurchase Plan, included in this report.

Dividends

On June 15, 2021, the Company’s Board of Directors declared a cash dividend of $0.72 per share payable on July 30, 2021 to shareholders of record on July 16, 2021.

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

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2021, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

There were no changes in our internal control over financial reporting during the three months ended May 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 8, 2020, the Company elected to suspend repurchases under its previously approved share buy-back plan, which subsequently expired on August 31, 2020. The Company made this election in order to preserve cash while it continued to monitor the long-term impacts of the COVID-19 pandemic. The Company will continue to evaluate future authorizations of share buy-backs. No repurchase transactions were made during the first nine months of fiscal year 2021.

a

Item 6. Exhibits

HIDDEN_ROW

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

101

The following materials from WD-40 Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: July 7, 2021	By:	/s/ GARRY O. RIDGE
Garry O. Ridge Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President, Finance Treasurer and Chief Financial Officer

	By:	/s/ RAE ANN PARTLO
Rae Ann Partlo Vice President, Corporate Controller and Principal Accounting Officer