Form 10-K
period 2021-08-31
WD 40 CO
filed 2021-10-22
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2021

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

Large accelerated filer    ☑    Accelerated filer   ☐     Non-accelerated filer   ☐    Smaller reporting company   ☐

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐    No   ☑

The aggregate market value (closing price) of the voting stock held by non-affiliates of the registrant as of February 28, 2021 was approximately $4,199,540,511.

As of October 18, 2021, there were 13,708,966 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference:

The Proxy Statement for the annual meeting of stockholders on December 14, 2021 is incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

WD-40 COMPANY

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended August 31, 2021

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements which reflect our current views with respect to future events and financial performance.

These forward-looking statements include, but are not limited to, discussions about future financial and operating results, including:  growth expectations for maintenance products; expected levels of promotional and advertising spending; anticipated input costs for manufacturing and the costs associated with distribution of our products; plans for and success of product innovation, the impact of new product introductions on the growth of sales; anticipated results from product line extension sales; expected tax rates and the impact of tax legislation and regulatory action; the length and severity of the current COVID-19 pandemic and its impact on the global economy and our financial results; and forecasted foreign currency exchange rates and commodity prices. These forward-looking statements are generally identified with words such as “believe,” “expect,” “intend,” “plan,” “could,” “may,” “aim,” “anticipate,” “target,” “estimate” and similar expressions. We undertake no obligation to revise or update any forward-looking statements.

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

For more than four decades, we sold only one product, WD-40® Multi-Use Product, a maintenance product which acts as a lubricant, rust preventative, penetrant and moisture displacer. Over the last two decades, we have evolved and expanded our product offerings through both research and development activities and through the acquisition of several brands worldwide. As a result, we have built a family of brands and product lines that deliver high quality performance at a good value to our end users.

We currently market and sell our products in more than 176 countries and territories worldwide primarily through warehouse club stores, hardware stores, automotive parts outlets, industrial distributors and suppliers, mass retail and home center stores, value retailers, grocery stores, online retailers, farm supply, sport retailers, and independent bike dealers.

Our sales come from two product groups – maintenance products and homecare and cleaning products. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”) and Australia.

Our strategic initiatives are the areas where we will continue to focus our time, talent and resources in future periods. We have recently decided to refresh our strategic initiatives to more accurately and holistically reflect the top priorities of the Company as we look towards fiscal year 2022 and beyond. These strategic initiatives include:

(i) building a business for the future;

(ii) attracting, developing and engaging outstanding tribe members;

(iii) striving for operational excellence;

(iv) growing WD-40 Multi-Use Product;

(v) growing WD-40 Specialist product line; and

(vi) expanding and supporting portfolio opportunities that help us grow.

Our top priority is to build an enduring business that we will be proud to pass onto the next generation by using our purpose and values as a decision-making filter. Our desired outcome for this top strategic initiative is to further align and integrate our business decisions with Environmental, Social, and Governance (“ESG”) factors and considerations. We understand that we cannot achieve this without attracting, developing and engaging outstanding people, whom we refer to collectively as a tribe, that strive for operational excellence daily. The principal driver of our growth continues to be taking the blue and yellow brand with the little red top, to new users in global markets. We continue to be focused and committed to innovation and renovation of our products. We see innovation and renovation as important factors to the long-term growth of our brands and product lines, and intend to continue to work on future products, product lines, product packaging, product delivery systems and promotional innovations and renovations in order to expand our product portfolio to help us grow. We are also focused on expanding our current brands in existing markets with new product development. Our product development teams support new product development and current product improvement for our brands. Over the years, our research and development team has made an innovation impact on most of our brands. Key innovations for our products include, but are not limited to, WD-40 EZ-Reach® Flexible Straw, WD-40 Smart Straw®, WD-40 Trigger Pro®, WD-40 Specialist®, WD-40 BIKE®, 3-IN-ONE RVcare® and 3-IN-ONE® Professional Garage Door Lube.

Our homecare and cleaning products, particularly those in the U.S., are considered harvest brands which continue to provide positive returns, but are becoming a smaller part of the business as sales of the maintenance products grow with the execution of our strategic initiatives. Although we have evaluated strategic alternatives for certain of our homecare and cleaning products, particularly those in the U.S., we have continued to sell products within these brands but with a reduced level of marketing investment.

Human Capital Resources

Our success is the result of the engagement and commitment of our people, whom we refer to as tribe members. We believe that a tribe is a group of people who come together to feed and defend one another in order to fulfill a common purpose. Our purpose can only be achieved with the efforts of our 540 tribe members who create positive lasting memories for our stakeholders, especially our end users as they work to ensure that our products solve problems in factories, workshops, and homes around the world. Our workforce is distributed globally in 16 countries, with approximately 34% in the Americas, 43% in EMEA, 15% in Asia-Pacific, and 8% corporate employees. Women make up approximately 46% of our global tribe. The average tenure of our global tribe is 8 years.

One of our most important strategic initiatives is to attract, develop and engage outstanding tribe members. We believe that our ability to attract, develop, engage, and retain outstanding tribe members is the result of our inclusive, purpose-driven, learning focused and values guided culture. This strategic initiative guides our commitment to develop tribe members throughout the organization. One of the primary responsibilities of our leaders, whom we refer to as coaches, is to tailor individual development plans to support the needs of our tribe members to achieve their performance goals. We also offer various internal training programs to our tribe members and encourage attendance at external training programs that allow tribe members to grow from both a technical and leadership standpoint. As a result of the culture we have nurtured and evolved, we have increased employee engagement over time while expanding the size of our tribe to support our growing business. Our most recent biennial global employee engagement survey, which was conducted in January 2020 by an independent third-party, resulted in a very high employee engagement rating of 93%.

Consistently living our company values grants each of us the freedom and agility to make autonomous decisions yet remain aligned as we act in the best interest of all our stakeholders across the globe. Our approach to diversity and inclusion focuses on what unites us rather than what separates us. Our diverse global tribe, hired primarily within local markets, contain an array of talent and experiences, work in harmony to solve problems and bring purpose to our work life. Our tribe is comprised of talented and dedicated members, many of whom collaborate with their international peers in the areas of: marketing, sales, customer service, finance and accounting, legal, information technology, human resources, supply chain and logistics, innovation, R&D, quality, and other technical fields.

We believe our culture is a competitive advantage, and we prioritize it as such. Understanding the views, perspectives and experiences of our end-users and tribe members are a foundational element in maintaining and growing the WD-40 Company brand and business. Our language, norms, artifacts, and traditions result in psychological safety, learning, and goal achievement. This includes a total rewards strategy that ensures each tribe member can sustain their well-being today and into the future.

The recent global pandemic reinforced the importance of our priority to maintain the safety, health, and well-being of every tribe member. In response to the COVID-19 pandemic, most of our workforce worked remotely, in accordance with public health and safety guidance. Requisite safety protocols were implemented to ensure the health and safety of our tribe members whose roles were essential to be onsite in support of ongoing operations. The pandemic inspired us to launch what we call “Work from Where”, a philosophy to support the work-life integration of our global tribe members. This “Work from Where” philosophy enables our coaches and tribe members to align on where work is completed.

The Compensation Committee of our Board of Directors provides oversight of our relevant people-management practices. Our approach to compensation attempts to align the interests of every tribe member with the creation of company value over time. We completed a study in February 2020 to examine gender pay differences to determine if there were occasions of compensation decisions not being based on job-related criteria. This study identified no biased decision-making, as any differences were explainable by job-related criteria. We will continue to conduct equitable pay studies going forward and will include results from those studies in our future ESG reports. We invite you to review our ESG Report (located on our Internet site at www.wd40company.com) for more information about corporate responsibility, our tribe, programs, and initiatives. Nothing on our website shall be deemed incorporated by reference into this Annual Report on Form 10-K.

Products

Maintenance Products

Included in our maintenance products are both multi-purpose maintenance products and specialty maintenance products. These maintenance products are sold worldwide and they provide end users with a variety of product and delivery system options.

Our signature product is WD-40 Multi-Use Product in the blue and yellow can with the little red top. It is included within the maintenance product category and accounts for a significant majority of our sales. We have various products and product lines which we currently sell under the WD-40 Brand and they are as follows:

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

WD-40 Specialist product line – WD-40 Specialist consists of a line of professional-grade specialty maintenance products that include penetrants, degreasers, corrosion inhibitors, greases, lubricants and rust removers that are aimed at professionals and consumer enthusiasts. The WD-40 Specialist product line is sold primarily in the U.S. and many countries in Europe, as well as parts of Canada, Latin America, Australia and Asia. Within the WD-40 Specialist product line, we also sell bike-specific products across all our segments, motorbike-specific products in Europe, lawn and garden specific products in Australia, and automotive specific products in Asia.

We also have the following additional brands which are included within our maintenance products group:

3-IN-ONE® - The 3-IN-ONE brand consists of multi-purpose drip oil, specialty drip oils, and spray lubricant products, as well as other specialty maintenance products. The multi-purpose drip oil is a lubricant with unique spout options that allow for precise applications to small mechanisms and assemblies, tool maintenance and threads on screws and bolts. 3-IN-ONE Oil is the market share leader among drip oils. It also has wide industrial applications in such areas as locksmithing, HVAC, marine, farming and construction. In addition to the drip oil line of products, the 3-IN-ONE brand also includes professional-grade aerosol maintenance products, such as 3-IN-ONE RVcare products, 3-IN-ONE Garage Door Lubricant and 3-IN-ONE Lock Dry Lube. The long legacy, brand awareness and high quality of the 3-IN-ONE brand and its established distribution network have enabled these products to gain international acceptance. 3-IN-ONE products are sold primarily in the U.S., Europe, Canada, Latin America and Australia.

GT85® - The GT85 brand is a multi-purpose bike maintenance product line that consists of professional spray maintenance products and lubricants which are sold primarily in the bike market through the automotive and industrial channels in the United Kingdom. This brand was acquired by our U.K. subsidiary in September 2014 and it has helped build upon our strategy to develop new product categories for WD-40 Specialist and WD-40 BIKE.

Homecare and Cleaning Products

We sell our homecare and cleaning products in certain locations worldwide and they include a portfolio of well-known brands as follows:

2000 Flushes® - The 2000 Flushes brand is a line of long-lasting automatic toilet bowl cleaners. It includes a variety of formulas, including the Bleach and Blue plus Bleach that has a unique EPA-approved “kills bacteria” claim. 2000 Flushes is sold primarily in the U.S. and Canada through grocery and mass retail channels as well as through online retailers.

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

Carpet Fresh® - The Carpet Fresh brand is a line of room and rug deodorizers sold as powder and aerosol quick-dry foam products. These products are sold primarily through grocery, mass, and value retail channels as well as through online retailers in the U.K. and Australia. Although Carpet Fresh brand products are also sold in the U.S., they are sold by a third-party under a licensing agreement. In the U.K., these products are sold under the 1001 brand name. In Australia, they are sold under the no vac® brand name.

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

X-14® - The X-14 brand is a line of quality automatic toilet bowl cleaners. X-14 is sold primarily in the U.S. through grocery and mass retail channels as well as through online retailers.

Sales and Marketing

Our sales do not reflect any significant degree of seasonality. However, it is common for our sales to fluctuate from period to period or year to year due to various factors including, but not limited to, new or lost distribution, the number of product offerings carried by a customer and the level of promotional activities and programs being run at customer locations. New or lost distribution occurs when we gain or lose customers, when we gain or lose store count for a customer or when our products are added to new locations within a store or removed from existing locations. From time to time, as part of new product offering launches, we may gain access to entirely new distribution channels. The number of product offerings refers to the number of brands and/or the number of products within each of those brands that our customers offer for sale to end user customers. The level of promotional activities and programs relates to the number of events or volumes of purchases by customers in support of off-shelf or promotional display activities. Changes in any one of these three factors or a combination of them can cause our sales levels to increase or decrease from period to period. It is also common and/or possible that we could lose distribution or product offerings and experience a decrease in promotional activities and programs in one period and subsequently regain this business in a future period. We are accustomed to such fluctuations and manage this as part of our normal business activities.

Manufacturing

We outsource directly or through our marketing distributors the manufacturing of our finished products to various third-party contract manufacturers. The Company or its marketing distributors use contract manufacturers in the U.S., Canada, Mexico, Brazil, Argentina, Colombia, the U.K., Italy, Australia, China, South Korea and India. Although we have definitive minimum purchase obligations included in the contract terms with certain contract manufacturers, when such obligations have been included, they have either been immaterial or the minimum amounts have been such that they are well below the volume of goods that we have historically purchased. Supply needs are communicated by us to our contract manufacturers, and we are committed to purchase the products manufactured based on orders and short-term projections, ranging from two months to six months, provided to the contract manufacturers. We also formulate and manufacture concentrate used in our WD-40 products at certain of our own facilities and at third-party contract manufacturers.

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers from time to time to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives.

Sources and Availability of Components and Raw Materials

We rely on a limited number of third-party contract manufacturers and component suppliers, including single or sole-sourced suppliers, for certain of our raw materials, packaging, product components and other necessary supplies. Where possible and where it makes business sense, we work with secondary or multiple suppliers to qualify additional supply and, historically, we have been able to obtain adequate capacity and raw materials.  However, during the COVID-19 pandemic, the Company has experienced certain constraints, particularly in its Americas supply chain. These challenges include general aerosol-related production capacity constraints primarily due to increased demand at third-party manufacturers along with shortages of certain other raw materials and freight services.  The primary components and raw materials for our products include petroleum-based specialty chemicals and aerosol cans, which are manufactured from commodities that are subject to market price fluctuations. The availability of these components and raw materials is affected by a variety of supply and demand factors, including global market conditions, plant capacity utilization, and natural disasters. Although we expect these components and raw materials to continue to be readily available in the future and we have developed resiliency and risk mitigation plans, we will continue to be exposed to some level of market risks, as described above.

Research and Development

We recognize the importance of innovation and renovation to our long-term success and are focused on and committed to research and new product development activities, primarily in our maintenance product group. Our product development team engages in consumer research, product development, current product improvement and testing activities. The product development team also leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. In addition, the research and development team engages in activities and product development efforts which are necessary to ensure that we meet all regulatory requirements for the formulation of our products.

Competition

The markets for our products, particularly those related to our homecare and cleaning products, are highly competitive. Our products compete both within their own product classes as well as within product distribution channels, competing with many other products for store placement and shelf space. Competition in international markets varies by country. We are aware of many competing products, some of which sell for lower prices or are produced and marketed by companies with greater financial resources than those of our Company. We rely on the awareness of our brands among consumers, the value offered by those brands as perceived by consumers, product innovation and renovation and our multiple channel distributions as our primary strategies. New products typically encounter intense competition, which may require advertising and promotional support and activities. When or if a new product achieves consumer acceptance, ongoing advertising and promotional support may be required in order to maintain its relative market position.

Trademarks and Patents

We own a number of patents, but rely primarily upon our established trademarks, brand names and marketing efforts, including advertising and sales promotions, to compete effectively. The WD-40 brand, 3-IN-ONE, Lava, Solvol, X-14, 2000 Flushes, Carpet Fresh and no vac, Spot Shot, GT85, and 1001 trademarks are registered or have pending registrations in various countries throughout the world.

Financial Information about Foreign and Domestic Operations

For detailed information about our foreign and domestic operations, including net sales by reportable segment and long-lived assets by geography, refer to Note 16 - Business Segments and Foreign Operations of the consolidated financial statements, included in Item 15 of this report.

Access to SEC Filings

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available through the Investors section of our website at www.wd40company.com. These reports can be accessed free of charge from our website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). Information contained on our website is not included as a part of, or incorporated by reference into, this report. The SEC also maintains an internet site (www.sec.gov) that contains our reports.

Item 1A. Risk Factors

The following risks and uncertainties, as well as other factors described elsewhere in this report or in other SEC filings by the Company, could adversely affect the Company’s business, financial condition and results of operations.

Global economic conditions may negatively impact our financial condition and results of operations.

A general weakening or decline in the global economy or a reduction in industrial outputs, business or consumer spending or confidence could delay or significantly decrease purchases of our products by our customers and end users. Consumer purchases of discretionary items, which could include our maintenance products and homecare and cleaning products, may decline during periods where disposable income is reduced or there is economic uncertainty, and this may negatively impact our financial condition and results of operations. During unfavorable or uncertain economic times, end users may also increase purchases of lower-priced or non-branded products and our competitors may increase their level of promotional activities to maintain sales volumes, both of which may negatively impact our financial condition and results of operations.

In addition, our sales and operating results may be affected by uncertain or changing economic and market conditions, including inflation, deflation, prolonged weak consumer demand, political instability, public health crises or other changes that may affect the principal markets, trade channels, and industrial segments in which we conduct our business. Public health crises, including epidemics or pandemics, may affect the principal markets, trade channels, and industrial segments in which we conduct our business. For example, we are continuously monitoring the impact of the current COVID-19 pandemic, which has caused a significant disruption to global financial markets and supply chains beginning in early calendar year 2020. Supply chains at many companies globally have been strained due to increased competition for production line capacity and logistics resources, labor shortages, and shortages of certain materials as a result of the pandemic. These constraints have sometimes impacted the ability of our third-party manufacturers to procure certain raw materials needed to manufacture our products and this has periodically resulted in us not being able to meet the demand for our products from customers and end-users in certain markets. The additional costs resulting from these recent constraints in our supply chain and distribution networks may continue to unfavorably impact our gross margin and operating results in future periods for as long as such constraints and challenges exist

The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which remain uncertain and cannot be predicted, including new information which may emerge concerning the severity of outbreaks associated with new variants, as well as the international actions that are being taken to contain these outbreaks. Although several vaccines and treatments are authorized for use against COVID-19, these vaccines and treatments are being produced, distributed and accepted by the public at varying rates globally. Therefore, uncertainty continues to exist regarding the severity and duration of this rapidly evolving pandemic and it remains difficult for us to estimate the extent to which the COVID-19 pandemic will impact our financial results and operations in future periods and whether those impacts will be favorable or unfavorable. The COVID-19 pandemic has resulted in high levels of renovation and maintenance activities by end-users in recent periods and this contributed to our strong sales of maintenance products in fiscal year 2021. If renovation activities decrease by our end-users or spending patterns change as the pandemic evolves or improves in future periods, this could adversely impact our financial results.

If economic or market conditions in key global markets deteriorate, we may experience material adverse effects on our business, financial condition and results of operations. Adverse economic and market conditions could also harm our business by negatively affecting the parties with whom we do business, including our customers, retailers, distributors and wholesalers, and third-party contract manufacturers and suppliers. These conditions could impair the ability of our customers to pay for products they have purchased from us. As a result, allowances for doubtful accounts and write-offs of accounts receivable from our customers may increase. In addition, our third-party contract manufacturers and their suppliers may experience financial difficulties or business disruptions that could negatively affect their operations and their ability to supply us with finished goods and the raw materials, packaging, and components required for our products.

Our financial results could suffer if we are unable to implement and successfully manage our strategic initiatives or if our strategic initiatives do not achieve the intended results.

There is no assurance that we will be able to implement and successfully manage our strategic initiatives, including our six core strategic initiatives, or that the strategic initiatives will achieve the intended results. Our six core strategic initiatives include: (i) building a business for the future; (ii) attracting, developing and engaging outstanding tribe members; (iii) striving for operational excellence; (iv) growing WD-40 Multi-Use Product; (v) growing WD-40 Specialist product line; and (vi) expanding and supporting portfolio opportunities that help us grow. An important part of our success depends on our continuing ability to attract, engage and develop highly qualified people. Our future performance depends in significant part on maintaining high levels of employee engagement and nurturing our values and culture. We believe that our company culture is a critical driver of our success and we invest substantial time and resources in building, maintaining and evolving our culture. Any failure to preserve and evolve our culture could negatively affect our future success, including our ability to retain and recruit employees. Our success also depends on the continued service of our executive officers, key employees and other talented people, as well as effective succession planning. The loss of the services of key employees could have a material adverse effect on our business and prospects. Competition for such talent is intense, and there can be no assurance that we can retain our key employees or attract, assimilate and retain employees who are fully engaged in the future. If we are unable to implement and successfully manage our strategic initiatives in accordance with our business plans, our business and financial results could be adversely affected. Moreover, the Company cannot be certain that the implementation of our strategic initiatives will necessarily advance our business or financial results as intended.

If the success and reputation of one or more of our leading brands erodes, our business, financial condition and results of operations could be negatively impacted.

The financial success of the Company is directly dependent on the success and reputation of its brands, particularly its WD-40 Brand. The success and reputation of our brands can suffer if marketing plans or product development and improvement initiatives, including the release of new products or innovative packaging, do not have the desired impact on the brands’ image or do not attract customers as intended. Our brands can also be adversely impacted due to the activities and pressures placed on them by our competitors. Further, our business, financial condition and results of operations could be negatively impacted if one of our leading brands suffers damage to its reputation due to real or perceived quality or safety issues. Quality issues, which can lead to large scale recalls of our products, can be due to items such as product contamination, regulatory non-compliance, packaging errors, incorrect ingredients or components in our product or low-quality ingredients in our products due to suppliers delivering items that do not meet our specifications. Product quality issues, which could include lower product efficacy due to formulation changes attributable to regulatory requirements, could also result in decreased customer confidence in our brands and a decline in product quality could result in product liability claims. In addition, our brand value depends on our ability to maintain a positive consumer perception of our corporate integrity and brand culture. Negative claims or publicity involving the Company, our products, or any of our key employees could damage our reputation and brand image, regardless of whether such claims are accurate. This risk is compounded by the increasing use of social and digital media by consumers and the speed by which information and opinions are shared. If we are unable to anticipate and respond to sudden challenges in the marketplace, trends in the market and changing consumer demands and sentiment, our financial results may be negatively impacted. Although we make every effort to prevent brand erosion and preserve our reputation and the reputation of our brands, there can be no assurance that such efforts will be successful.

Reliance on a limited base of third-party contract manufacturers, logistics providers and suppliers of raw materials and components may result in disruption to our business and this could adversely affect our financial condition and results of operations.

We rely on a limited number of third-party contract manufacturers, logistics providers and suppliers, including single or sole source suppliers for certain raw materials, packaging, product components and other necessary supplies. We do not have direct control over the management or business of these third parties, except indirectly through terms negotiated in service or supply contracts. As a result, we currently face, and will continue to face, substantial risks associated with our reliance on third-party manufacturers, suppliers, and/or logistics providers, including but not limited to the following areas:

•Changes to the terms of doing business with these providers or the production capacity they allocate to our products;

•Disagreements or the inability to maintain good relationships with these providers, including the failure of these providers to be aligned with our company values;

•Financial difficulties experienced by these providers;

•Consolidation of third-party packagers, which could result in the acquiring company not being interested in manufacturing our products;

•Significant disruptions in the production or transportation of our products due to events having regional or global impacts on economic activity, such as the COVID-19 pandemic or extreme weather conditions; or

•Significant disruptions in the production or transportation of our products due to competition for materials, components, labor or services from third-party vendors.

In addition, if we are unable to contract with third-party manufacturers or suppliers for the quantity and quality levels needed for our business, we could experience disruptions in production and our financial results could be adversely affected. In particular, the COVID-19 pandemic has resulted in significant supply chain constraints and transportation disruptions that have arisen periodically throughout the pandemic. Some of the challenges that we have experienced include general aerosol-related production capacity constraints and competition for such capacity by other companies who utilize the same third-party manufacturers for their aerosol production. These challenges have periodically resulted in us not being able to meet the demand for our products by customers and end-users in certain markets, most significantly those markets in our Americas segment where demand for aerosols has, for certain products, outpaced the available production capacity in the region. Although we have been actively working on various initiatives in partnership with our third-party manufacturers in order to increase the capacity and resilience of our supply chain to meet strong end-user demand, we are not able to estimate the degree of the impact or the costs associated with potential future disruptions within our supply chain and distribution networks as these issues are being resolved.

Global operations outside the U.S. expose us to uncertain conditions, foreign currency exchange rate risk and other risks in international markets.

Our sales outside of the U.S. were approximately 66% of consolidated net sales in fiscal year 2021. As a result, our ability to execute our strategic initiatives will continue to face substantial risks associated with having increased global operations outside the U.S., including:

•economic or political instability in any of our global markets;

•challenges associated with conducting business in foreign jurisdictions, including those related to our understanding of and compliance with business laws and regulations in such foreign jurisdictions;

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

These risks could have a significant impact on our ability to sell our products on a competitive basis in global markets outside the United States. In addition, continued developments in the U.S. political climate have introduced greater uncertainty with respect to tax policies, trade relations, tariffs and government regulations affecting trade between the U.S. and other countries. These developments, as well as the risks outlined above, could have a material adverse effect on our business, financial condition and results of operations.

Approximately 50% of our revenues in fiscal year 2021 were generated in currencies other than the U.S. Dollar, which is our reporting currency. In addition, all of our foreign operating subsidiaries have functional currencies other than the U.S. Dollar and our largest subsidiary is located in the U.K. and generates significant sales in Pound Sterling and Euro. As a result, we are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, cash and cash equivalents, other assets and liabilities denominated in currencies other than the U.S. Dollar. In particular, our financial results are negatively impacted when the foreign currencies in which our subsidiary offices operate weaken relative to the U.S. Dollar. Although we use instruments to hedge certain foreign currency risks, primarily those associated with our U.K. subsidiary and net assets denominated in non-functional currencies, we are not fully protected against foreign currency fluctuations and, therefore, our reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time.

Additionally, our global operations outside the U.S. are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, potentially higher incidence of fraud or corruption, credit risk of local customers and distributors and potentially adverse tax consequences. As we further develop and grow our business operations outside the U.S., we are exposed to additional complexities and risks, particularly in China, Russia and other emerging markets. In many foreign countries, particularly in those with developing economies, business practices that are prohibited by the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act or other applicable anti-corruption laws and regulations may be prevalent. Evolving privacy laws and regulations in Europe, the U.S. and other jurisdictions present additional risks. Any failure to comply with these laws, even if inadvertent, could result in significant penalties or otherwise harm our reputation and business. Although we have adopted policies and contract terms to mandate compliance with these laws, there can be no assurance that all of our employees, contractors and agents will comply with our requirements. Violations of these laws could be costly and disrupt our business, which could have a material adverse effect on our business, financial condition and results of operations.

Sales unit volume growth may be difficult to achieve.

Our ability to achieve sales volume growth will depend on our ability to (i) execute our strategic initiatives, (ii) drive growth in new markets by making targeted end users aware of our products and making them easier to buy, (iii) drive growth within our existing markets through innovation, renovation and enhanced merchandising and marketing of our established brands, and (iv) capture market share from our competitors. It is more difficult for us to achieve sales volume growth in developed markets where our products are widely used as compared to in developing or emerging markets where our products have been newly introduced or are not as well known by consumers. In order to protect our existing market share or capture additional market share from our competitors, we may need to increase our expenditures related to promotions and advertising or introduce and establish new products or product lines. In past periods, we have also increased sales prices on certain of our products in response to increased costs for components and raw materials. Sales price increases may slow sales volume growth or create declines in volume in the short term as customers and end users adjust to sales price increases or purchase alternative products at lower prices. In addition, the continued prominence and growth of the online retail sales channel has presented both us and our customers that sell our products online with the challenge of balancing online and physical store retailing methods. As a result of the COVID-19 pandemic, some sales are shifting more to these online retail sales channels, and this may present a challenge in our markets where we have a less developed e-commerce business. Although we are engaged in e-commerce with respect to our products, if we are not successful in expanding sales in such alternative retail channels or we experience challenges with operating in such channels, our financial condition and results of operations may be negatively impacted. In addition, a change in the strategies of our existing customers, including shelf simplification, the discontinuation of certain product offerings or the shift in shelf space to competitors’ products could reduce our sales and potentially offset sales volume increases achieved as a result of other sales growth initiatives. If we are unable to increase market share in our existing product lines by developing product improvements, investing adequately in our existing brands, building usage among new customers, developing, acquiring or successfully launching new products or product line extensions, or successfully penetrating emerging and developing markets and sales channels globally, we may not achieve our sales volume growth objectives.

Cost increases or cost volatility in finished goods, components, raw materials, transportation and other necessary supplies or services could harm or impact our financial condition and results of operations.

Increases in the cost of finished goods, which may be driven by higher costs for components, raw materials and third-party manufacturing fees, as well as increases in the cost of transportation and other necessary supplies or services may harm our financial condition and results of operations. Petroleum-based specialty chemicals and aerosol cans, which constitute a significant portion of the costs for many of our maintenance products, have experienced significant price volatility in the past, and may continue to do so in the future. In particular, volatility in the price of oil impacts the cost of petroleum-based specialty chemicals, many of which are indexed to the price of regional crude oil or related refined products . Fluctuations in oil and diesel fuel prices have also historically impacted our cost of transporting our products, compounded recently by increased regulations imposed on the freight industry and additional macroeconomic factors which have resulted in increased freight costs. For example, the COVID-19 pandemic has resulted in global supply chain constraints and transportation disruptions that have led to increased competition for freight resources, higher fees charged by our third-party manufacturers, increased raw material costs and other input costs that have negatively impacted our results of operations. When there are significant increases in the costs of components, raw materials, third-party manufacturing fees and other expenses, and if we are not able to increase the prices of our products or achieve cost savings to offset such cost increases, our gross margins and operating results will be negatively impacted.

In addition, if we increase our sales prices in response to increases in the cost of such raw materials, and those raw material costs later decline significantly, we may not be able to sustain our sales prices at these higher levels. As component and raw material costs are the principal contributors to the cost of goods sold for all of our products, any significant fluctuation in the costs of components and raw materials could have a material impact on the gross margins realized on our products. Sustained increases in the cost of raw materials, components, fees from our third-party contract packagers, transportation and other necessary supplies or services, or significant volatility in such costs, could have a material adverse effect on our financial condition and results of operations.

Malfunctions or implementation issues related to the critical information systems that we use for the daily operations of our business, cyberattacks and data breaches could adversely affect our ability to conduct business.

To conduct our business, we rely extensively on information technology systems, networks and services, many of which are managed, hosted and provided by third-party service providers. We cannot guarantee that our security measures will prevent cyberattacks resulting in breaches of our own or our third-party service providers’ databases and systems. Techniques used in these attacks change frequently and may be difficult to detect for periods of time. Although we have policies and procedures in place governing (i) the timely investigation of cybersecurity incidents, (ii) the timely disclosure of any related material nonpublic information resulting from a material cybersecurity incident, and (iii) the safeguarding against insider trading of directors, officers, and other corporate insiders between the period of investigation and the public disclosure of such an incident; cybersecurity incidents themselves, such as the release of sensitive data from our databases and systems, could adversely affect our business, financial condition and results of operations. The increasing number of information technology security threats and the development of more sophisticated cyberattacks, including ransomware, pose a potential risk to the security of our information technology systems and networks, as well as to the confidentiality, availability and integrity of our data. In addition, the increased use of remote work infrastructure due to the COVID-19 pandemic also increases the possible cybersecurity risks. Further, such incidents could also materially increase the costs that we already incur to protect against such risks.

In addition, system failure, malfunction or loss of data that is housed in the Company’s or its third-party service providers’ critical information systems could disrupt our ability to timely and accurately process transactions and produce key financial reports, including information on our operating results, financial position and cash flows. Our information systems could be damaged or cease to function properly due to a number of other reasons as well, including catastrophic events and power outages. Although we have certain business continuity plans in place to address such service interruptions, there is no guarantee that these business continuity plans will provide alternative processes in a timely manner. As a result, we may experience interruptions in our ability to manage our daily operations and this could adversely affect our business, financial condition and results of operations.

The information system that the U.S. office uses for its business operations is a market specific application that is not widely used by other companies. This system is also used by three of our other regional offices: our Canada, Australia and Malaysia offices. The company that owns and supports this application may not be able to provide the same level of support as that of larger information systems. If the company that owns and supports this application in the U.S. were to cease its operations or were unable to provide continued support for this application, it could adversely affect our daily operations or our business, financial condition and results of operations.

Management determined in fiscal year 2020 that it is appropriate to implement a new information system that will be used at all of these offices. We are currently in the development and early testing stages of this implementation. This information system will be used to process all of the daily transactions and to produce key financial reports for all of these offices. If we encounter difficulties in completing this critical information system implementation, we may experience interruptions in our ability to manage our daily operations and report financial results and this could adversely affect our business, financial condition and results of operations.

Government laws and regulations, including environmental laws and regulations, could result in material costs or otherwise adversely affect our financial condition and results of operations.

The manufacturing, chemical composition, packaging, storage, distribution and labeling of our products and the manner in which our business operations are conducted must comply with an extensive array of federal, state and foreign laws and regulations. If we are not successful in complying with the requirements of all such regulations, we could be fined or other actions could be taken against us by the applicable governing body, including the possibility of a required product recall. Any such regulatory action could adversely affect our financial condition and results of operations. It is also possible that governments and regulatory agencies will increase regulation, including the adoption of further regulations relating to the transportation, storage or use of certain chemicals, to enhance homeland security or protect the environment and such increased regulation could negatively impact our ability to obtain raw materials, components and/or finished goods or could result in increased costs. In particular, legislators, consumers, investors and other stakeholders are increasingly focusing on climate change, petroleum usage, waste, recycled material content, and other sustainability concerns pertaining to companies’ ESG policies. Concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate negative impacts to the environment or may result in new reporting and disclosure requirements. In the event that such regulations result in increased product or administrative costs, we may not be in a position to increase selling prices, and therefore an increase in costs could have a material adverse effect on our business, financial condition and results of operations.

Some of our products have chemical compositions that are controlled by various state, federal and international laws and regulations that are subject to change. We are required to comply with these laws and regulations and we seek to anticipate regulatory developments that could impact our ability to continue to produce and market our products. We invest in research and development to maintain product formulations that comply with such laws and regulations. There can be no assurance that we will not be required to alter the chemical composition of one or more of our products in a way that will have an adverse effect upon the product’s efficacy or marketability. A delay or other inability of the Company to complete product research and development and successfully reformulate our products in response to any such regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

We are subject to an SEC rule mandated by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that requires management to conduct annual due diligence to determine whether certain minerals and metals, known as “conflict minerals”, are contained in our products and, if so, whether they originate from the Democratic Republic of Congo (“DRC”) or adjoining countries. Although we have concluded that our current products do not contain such conflict minerals in our annual evaluations to date, if we were to conclude that these materials exist within our products in future periods, we may have difficulty verifying the origin of such materials for purposes of disclosures required by the SEC rules.

We are also subject to numerous environmental laws and regulations that impose various environmental controls on our business operations, including, among other things, the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes and the investigation and remediation of soil and groundwater affected by hazardous substances. Such laws and regulations may otherwise relate to various health and safety matters that impose burdens upon our operations. These laws and regulations also impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances. We believe that our expenditures related to environmental matters have not had, and are not currently expected to have, a material adverse effect on our financial condition, results of operations or cash flows. However, the environmental laws under which we operate are complicated, often become increasingly more stringent and may be applied retroactively. Accordingly, there can be no assurance that we will not be required to incur additional expenditures to remain in or to achieve compliance with environmental laws in the future or that any such additional expenditures will not have a material adverse effect on our business, financial condition or results of operations.

In addition, certain countries and other jurisdictions in which we operate have data protection laws that impose strict regulations on the Company. Non-compliance with any of these regulations may result in significant penalties being imposed on us. Many international and local governmental authorities are considering increased legislative and regulatory requirements concerning protection of personal data which may impact us and increase our costs to comply with these requirements in future periods.

Additional laws and regulations require that we carefully manage our supply chain for the production, distribution and sale of goods. Our failure to comply with any of these regulations or our inability to adequately predict the manner in which these local regulations are interpreted and applied to our business by the applicable enforcement agencies could have a materially adverse effect on our business, financial condition and results of operations.

Failure to maximize or to successfully assert our intellectual property rights or infringement by the Company on the intellectual property rights of others could impact our competitiveness or otherwise adversely affect our financial condition and results of operations.

We rely on trademark, trade secret protection, patent and copyright laws to protect our intellectual property rights. Although we maintain a global enforcement program to protect our intellectual property rights, there can be no assurance that these intellectual property rights will be maximized or that they can be successfully asserted. If other companies or entities infringe on our intellectual property rights or take part in counterfeiting activities, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands and harm our sales.

There is a risk that we will not be able to obtain and protect our own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions or product lines dependent upon such licensed rights. We cannot be certain that these rights, if obtained, will not be withdrawn, invalidated, circumvented or challenged in the future, and we could incur significant costs in connection with legal actions to defend and preserve our intellectual property rights. In addition, even if such rights are obtained in the U.S., it may be that the laws of some of the other countries in which our products are or may be sold do not protect intellectual property rights to the same extent as the laws of the United States, or they may be difficult to enforce. Our failure to protect or successfully assert our intellectual property rights or failure to protect our other proprietary information could make us less competitive and this could have a material adverse effect on our business, financial condition and results of operations.

Trade secret protection, particularly for our most valuable product formulation for the WD-40 Multi-Use Product, requires specific agreements, policies and procedures to assure the secrecy of information classified as a trade secret. If such agreements, policies and procedures are not effective enough to maintain the secrecy of our trade secrets or if chemical disclosure regulations do not allow for continued protection of essential elements of our trade secret formulations, the loss of trade secret protection could have an adverse effect on our financial condition.

If we are found to have violated the trademark, copyright, patent or other intellectual property rights of others, such a finding could result in the need to cease the use of a trademark, trade secret, copyrighted work or patented invention in our business and an obligation to pay a substantial amount for past infringement. It could also be necessary to pay a substantial amount in the future if the holders of such rights are willing to permit us to continue to use the intellectual property rights. Either having to cease use or pay such amounts could make the Company less competitive and could have a material adverse impact on our business, financial condition and results of operations.

Our operating results and financial performance may not meet expectations, which could adversely affect our stock price.

We cannot be sure that our operating results and financial performance, which include sales growth, net income, earnings per common share, gross margin and cash flows, will meet expectations. If our assumptions and estimates are incorrect or if we do not achieve all of our key goals or strategic initiatives, then our actual performance could vary materially from our internal expectations and those of the market. Failure to meet or exceed these expectations could cause the market price of our stock to decline. In addition, the trading market for our common stock is influenced by the research and reports that securities analysts and industry analysts publish about the Company or our business. We do not have any control over these reports or analysts. If securities or industry analysts adversely change their recommendations regarding our common stock or if any of these analysts cease coverage of the Company in their reports, our stock price and trading volume could decline. Our operating results and financial performance may be negatively influenced by a number of factors, many of which are discussed in this Item 1A “Risk Factors”.

In addition, sales volume growth, whether due to acquisitions or internal growth, can place burdens on management resources and financial controls that, in turn, can have a negative impact on our operating results and financial condition. To some extent, we plan our expense levels in anticipation of future revenues. If actual revenues fall short of these expectations, operating results may be adversely affected by reduced operating margins or operating profits due to actual expense levels that are higher than might otherwise have been appropriate.

We face competition in our markets which could lead to reduced sales and profitability.

We encounter competition from similar and alternative products, many of which are produced and marketed by major national or multinational companies. In addition, we frequently discover products in certain markets that are counterfeit reproductions of our WD-40 products as well as products otherwise bearing an infringing trade dress. The availability of counterfeits and other infringing products, particularly in China, Russia and other emerging markets, could adversely impact our sales and potentially damage the value and reputation of our brands.

Our products generally compete on the basis of product performance, brand recognition, price, quality or other benefits to consumers and meeting end users’ needs. Advertising, promotions, merchandising and packaging also have a significant impact on consumer purchasing decisions. A newly introduced consumer product, whether improved or recently developed, usually encounters intense competition requiring substantial expenditures for advertising, sales and consumer promotion. If a product gains consumer acceptance, it normally requires continued advertising, promotional support and product improvements in order to maintain its relative market position.

Some of the competitors for our homecare and cleaning products are larger and have financial resources greater than ours. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions than us.

Competitive activity may require us to increase our investment in marketing or reduce our sales prices and this may lead to reduced profit margins, a loss of market share or loss of distribution, each of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by us or the infringement of our products and brands will not have a material adverse effect on our business, financial condition and results of operations.

Dependence on key customers could adversely affect our business, financial condition and results of operations.

We sell our products through a network of domestic and international mass retail, trade supply and consumer retailers as well as through industrial distributors and suppliers. The retail industry has historically been the subject of consolidation, and as a result, the development of large chain stores has taken place. Today, the retail channel is comprised of several of these large chain stores that capture the bulk of the market share. Since many of our customers have been part of consolidations in the retail industry, these limited customers account for a large percentage of our net sales. Although we expect that a significant portion of our revenues will continue to be derived from this limited number of customers, there was no individual customer that contributed to more than 10% of our consolidated net sales in fiscal year 2021. However, changes in the strategies of our largest customers, including shelf simplification, a reduction in the number of brands they carry or a shift in shelf space to “private label” or competitors’ products, may harm our sales. The loss of, or reduction in, orders from any of our most significant customers could have a material adverse effect on our brand values, business, financial condition and results of operations. Large customers may seek price reductions, added support or promotional concessions. If we agree to such customer demands and/or requests, it could negatively impact our ability to maintain existing profit margins.

In addition, our business is based primarily upon individual sales orders, and we typically do not enter into long-term contracts with our customers. Accordingly, these customers could reduce their purchasing levels or cease buying products from us at any time and for any reason. We are also subject to changes in customer purchasing patterns or the level of promotional activities. These types of changes may result from changes in the manner in which customers purchase and manage inventory levels, or display and promote products within their stores. Other potential factors such as customer disputes regarding shipments, fees, merchandise condition or related matters may also impact operating results. If we cease doing business with a significant customer or if sales of our products to a significant customer materially decrease, our business, financial condition and results of operations may be harmed.

We may not successfully develop, introduce and/or establish new products and line extensions.

Our future performance and growth depend, in part, on our ability to successfully develop, introduce and/or establish new products as both brand extensions and/or line extensions. We cannot be certain that we will successfully achieve those goals. We compete in several product categories where there are frequent introductions of new products and line extensions and such product introductions often require significant investment and support. Our ability to understand end user needs and preferences is key to maintaining and improving the competitiveness of our product offerings. The development and introduction of new products, as well as the renovation of current products and product lines, require substantial and effective research, development and marketing expenditures, which we may be unable to recoup if the new or renovated products do not gain widespread market acceptance. There are inherent risks associated with new product development and marketing efforts, including product development or launch delays, product performance issues during development, changing regulatory frameworks that affect the new products in development and the availability of key raw materials included in such products. These inherent risks could result in the failure of new products and product line extensions to achieve anticipated levels of market acceptance, additional costs resulting from failed product introductions and the product not being first to market. As we continue to focus on innovation and renovation of our products, our business, financial condition or results of operations could be adversely affected in the event that we are not able to effectively develop and introduce new or renovated products and line or brand extensions.

Changes in marketing distributor relationships that are not managed successfully by us could result in a disruption in the affected markets.

We distribute our products throughout the world in one of two ways: the direct distribution model, in which products are sold directly by us to wholesalers and retailers in the U.S., Canada, Mexico, Australia, China, the U.K. and a number of other countries, including those throughout Europe; and the marketing distributor model, in which products are sold to marketing distributors who in turn sell to wholesalers and retailers. The marketing distributor model is generally used in countries where we do not have direct Company-owned operations. Instead, we partner with local companies who perform the sales, marketing and distribution functions. We invest time and resources into these relationships. Should our relationship with a marketing distributor change or terminate, our sales within such a marketing distributor’s territory could be adversely impacted until such time as a suitable replacement can be found and our key marketing strategies are implemented. There is a risk that changes in such marketing distributor relationships, including a change in key marketing distributor personnel or a transition to the direct distribution model, that if not managed successfully, could result in a disruption in the affected markets and that such a disruption could have a material adverse effect on our business, financial condition and results of operations. Additionally, in some countries, local laws may require substantial payments to terminate existing marketing distributor relationships, which could also have a material adverse effect on our business, financial condition and results of operations.

Product liability claims and other litigation and/or regulatory action could adversely affect our sales and operating results.

While we make every effort to ensure that the products we develop and market are safe for consumers and comply with all applicable regulations, the use of our products may expose us to liability claims resulting from such use and potential enforcement actions, including the risk of recall. Claims could be based on allegations that, among other things, our products are improperly labeled or that statements we make on our labels are not accurate, contain contaminants, provide inadequate instructions regarding their use or inadequate warnings concerning their use or interactions with other substances. Product liability claims could result in negative publicity that could harm our sales and operating results. We maintain product liability insurance to protect us from loss attributable to product liability claims but the extent of such loss could exceed available limits of insurance or could arise out of circumstances under which such insurance coverage would be unavailable. Other business activities may also expose us to litigation risks, including risks that may not be covered by insurance such as contract disputes. If successful claims are asserted by regulatory agencies or third parties against us for non-compliance or uninsured liabilities or liabilities in excess of applicable limits of insurance coverage, our business, financial condition and results of operations may be adversely affected. In addition, if one of our products was determined to be defective, we could be required to recall the product, which could result in adverse publicity, loss of revenues and significant expenses.

Additionally, our products may be associated with competitor products or other products in the same category that may be alleged to have caused harm to consumers. As a result of this association, we may be named in unwarranted legal actions. The potential costs to defend such claims may materially affect our business, financial condition and results of operations.

Resolution of income tax matters may impact our financial condition and results of operations.

Significant judgment is required in determining our effective income tax rate and in evaluating tax positions, particularly those related to uncertain tax positions. We provide for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the accounting standard for uncertain tax positions. Changes in uncertain tax positions or other adjustments resulting from tax audits and settlements with taxing authorities, including related interest and penalties, impact our effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to our effective tax rate in the year of resolution. Unfavorable resolution of any tax matter could increase our effective tax rate. Any resolution of a tax matter may require the adjustment of tax assets or tax liabilities or the use of cash in the year of resolution. For additional information on such matters, see Part IV – Item 15, “Exhibits, Financial Statement Schedules” Note 13 – Income Taxes, included in this report.

Changes in tax rules may also materially affect, either adversely or favorably, our future financial results or the way management conducts its business. For example, on September 13, 2021, the House Ways & Means Committee formally released a tax proposal to be part of the “Build Back Better Act” reconciliation bill. The release of the legislative text is a significant milestone toward the passage of new tax laws. If made into law, this proposal may materially impact the Company’s statutory and effective tax rate and as a result impact future financial results. Previously, on December 22, 2017, the “Tax Cuts and Jobs Act” (the “Tax Act”) was signed into law and became effective beginning January 1, 2018. The Tax Act significantly changed U.S. tax law and tax rates, as well as mandated the application of a one-time “toll tax” on unremitted foreign earnings, among other things. In addition, we are required to make assertions on whether our foreign subsidiaries will invest their undistributed earnings indefinitely and these assertions are based on the capital needs of the foreign subsidiaries. Generally, unremitted earnings of our foreign subsidiaries are not considered to be indefinitely reinvested. However, there are exceptions regarding our newly formed subsidiary in Mexico as well as specific statutory remittance restrictions imposed on our China subsidiary. Costs associated with repatriating unremitted foreign earnings, including U.S. state income taxes and foreign withholding taxes, are immaterial to our consolidated financial statements. For additional information on income tax matters, see Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 13 — Income Taxes, included in this report.

Although many impacts of the Tax Act have been favorable for us both in the near term and long term, the Tax Act also authorized the Treasury Department to issue regulations with respect to the new provisions. We cannot predict how subsequent changes in the Tax Act, regulations, or other guidance issued under it, including conforming or non-conforming state tax rules, might affect our business, financial condition and results of operations. In addition, there can be no assurance that U.S. tax laws, including the corporate income tax rate, will not undergo significant additional changes in the near future.

Our business development activities may not be successful.

We may increase growth through business development activities such as acquisitions, joint ventures, licensing and/or other strategic partnerships in the U.S. and internationally. However, if we are not able to identify, acquire and successfully integrate acquired products or companies or successfully manage joint ventures or other strategic partnerships, we may not be able to maximize these opportunities. The failure to properly manage business development activities because of difficulties in the assimilation of operations and products, the diversion of management’s attention from other business concerns, the loss of key employees or other factors could have a material adverse effect on our business, financial condition and results of operations. In addition, there can be no assurance that our business development activities will be profitable at their inception or that they will achieve sales levels and profitability that justify the investments made.

Future acquisitions, joint ventures or strategic partnerships could also result in the incurrence of debt, potentially dilutive issuances of equity securities, contingent liabilities, amortization expenses related to certain intangible assets, unanticipated regulatory complications and/or increased operating expenses, all of which could adversely affect our results of operations and financial condition. In addition, to the extent that the economic benefits associated with any of our business development activities diminish in the future, we may be required to record impairments to goodwill, intangible assets or other assets associated with such activities, which could also adversely affect our business, financial condition and results of operations.

Goodwill and intangible assets are subject to impairment risk.

In accordance with the authoritative accounting guidance on goodwill and intangibles, we assess the potential impairment of our existing goodwill during the second quarter of each fiscal year and otherwise when events or changes in circumstances indicate that an impairment condition may exist. We also assess our definite-lived intangible assets for potential impairment when events and circumstances indicate that the carrying amount of the asset may not be recoverable or its estimated remaining useful life may no longer be appropriate. Indicators such as underperformance relative to historical or projected future operating results, changes in our strategy for our overall business or use of acquired assets, unexpected negative industry or economic trends, decline in our stock price for a sustained period, decreased market capitalization relative to net book values, unanticipated technological change or competitive activities, loss of key distribution, change in consumer demand, loss of key personnel and acts by governments and courts may signal that an asset has become impaired.

The assessment for possible impairment of our goodwill and intangible assets requires management to make judgments on a number of significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, sales growth rates, cost containment and margin expansion and expense levels for advertising and promotions and general overhead, all of which must be developed from a market participant standpoint. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is identified and this could negatively impact our financial condition and results of operations. Changes in management estimates and assumptions as they relate to valuation of goodwill and intangible assets could affect our financial condition or results of operations in the future. Our review of events and circumstances during fiscal year 2021 included consideration of the ongoing COVID-19 pandemic. For additional information, see Part IV – Item 15, “Exhibits, Financial Statement Schedules” Note 5 – Goodwill and Other Intangible Assets, included in this report.

We may also divest of certain of our assets, businesses or brands that do not align with our strategic initiatives. Any divestiture could negatively impact our profitability as a result of losses that may result from such a sale, the loss of sales and operating income or a decrease in cash flows subsequent to the divestiture. We may also be required to recognize impairment charges as a result of a divestiture.

We may not have sufficient cash to service our indebtedness or to pay cash dividends.

Our debt consists of fixed rate senior notes and a revolving credit facility. Prior to April 2020, management has used the proceeds of the revolving credit facility primarily for stock repurchases. In order to service our debt, we are required to use our income from operations to make interest and principal payments required by the terms of our borrowing agreements. In addition, our borrowing agreements include covenants to maintain certain financial ratios and to comply with other financial terms, conditions and covenants. Also, we have historically paid out a large part of its earnings to stockholders in the form of regular quarterly cash dividends.

We may incur substantial debt in the future for general business and development activities. In addition, we may continue to use available cash balances to execute share repurchases under approved share buy-back plans. To the extent that we are required to seek additional financing to support certain of these activities, such financing may not be available in sufficient amounts or on terms acceptable to us. If we are unable to obtain such financing or to service our existing or future debt with our operating income, or if available cash balances are affected by future business performance, unstable global economic conditions, liquidity, capital needs, alternative investment opportunities or debt covenants, we could be required to reduce, suspend or eliminate our dividend payments to our stockholders. We may also elect to suspend share repurchases depending on available cash balances or concerns that we may have on future cash balances.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Americas

We own and occupy an office located in San Diego, California which houses both corporate employees and employees in our Americas segment. We also lease a regional sales office in Miami, Florida, a research and development office and laboratory in Pine Brook, New Jersey and office space in Toronto, Ontario, Canada and Monterrey Nuevo Leon, Mexico.

EMEA

We own and occupy an office as well as a plant facility located in Milton Keynes, United Kingdom. In addition, we lease space for our branch offices in Germany, France, Italy, Spain, Portugal and the Netherlands.

Asia-Pacific

We lease office space in Epping, New South Wales, Australia; Shanghai, China; and Kuala Lumpur, Malaysia.

Item 3. Legal Proceedings

The information required by this item is incorporated by reference to the information set forth in Item 15 of Part IV, “Exhibits, Financial Statement Schedules” Note 12 — Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in this report.

Item 4. Mine Safety Disclosures

Not applicable.

Executive Officers of the Registrant

The following table sets forth the names, ages, fiscal year elected to current position and current titles of the executive officers of the Company as of August 31, 2021:

Name, Age and Year Elected to Current Position			Title
Garry O. Ridge	65	1997	Chief Executive Officer
Steven A. Brass	55	2019	President and Chief Operating Officer
Jay W. Rembolt	70	2008	Vice President, Finance, Treasurer and Chief Financial Officer
Patricia Q. Olsem	54	2019	Division President, The Americas
William B. Noble	63	1996	Managing Director, EMEA
Geoffrey J. Holdsworth	59	1997	Managing Director, Asia-Pacific
Jeffrey G. Lindeman	58	2020	Vice President, Global Organization Development
Richard T. Clampitt	66	2014	Vice President, General Counsel and Corporate Secretary

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

Mr. Lindeman was named Vice President, Global Organizational Development on December 8, 2020. He joined WD-40 Company in 2016. From 2016 to 2020 he held management positions within the Company’s EMEA segment, including director of human resources, information technology, supply chain and finance. Prior to joining the Company, Mr. Lindeman worked as the senior director of talent and engagement for San Diego International Airport from 2006 to 2016.

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

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol WDFC. On October 18, 2021, the last reported sales price of our common stock on the NASDAQ Global Select Market was $228.96 per share, and there were 13,708,966 shares of common stock outstanding held by approximately 582 holders of record.

Dividends

We have historically paid regular quarterly cash dividends on our common stock. In March 2021, the Board of Directors declared a 7% increase in the regular quarterly cash dividend, increasing it from $0.67 per share to $0.72 per share. On October 4, 2021, our Board of Directors declared a cash dividend of $0.72 per share payable on October 29, 2021 to shareholders of record on October 15, 2021.

The Board of Directors of the Company presently intends to continue the payment of regular quarterly cash dividends on our common stock. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants.

Purchases of Equity Securities By the Issuer and Affiliated Purchasers

On April 8, 2020, we elected to suspend repurchases under our previously approved share buy-back plan, which subsequently expired on August 31, 2020. We made this election in order to preserve cash while we continued to monitor the long-term impacts of the COVID-19 pandemic. No repurchase transactions were made during fiscal year 2021.

On October 12, 2021, our Board of Directors approved a new share buy-back plan. Under the plan, which will become effective on November 1, 2021, we are authorized to acquire up to $75.0 million of our outstanding shares through August 31, 2023. The timing and amount of repurchases are based on terms and conditions as may be acceptable to our Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto.

Item 6. Selected Financial Data

Reserved pursuant to amendments in SEC Release No. 33-10890 that eliminate the selected financial data requirements under Item 301 of Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect future results. This MD&A includes the following sections: Overview, Highlights, Results of Operations, Performance Measures and Non-GAAP Reconciliations, Liquidity and Capital Resources, Critical Accounting Policies, and Recently Issued Accounting Standards. The MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the related notes included in Item 15 of this report.

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

Highlights

The following summarizes the financial and operational highlights for our business during the fiscal year ended August 31, 2021:

•Consolidated net sales increased $79.6 million, or 19%, for fiscal year 2021 compared to the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $19.7 million on consolidated net sales for fiscal year 2021. Thus, on a constant currency basis, net sales would have increased by $59.9 million, or 15%, for fiscal year 2021 compared to the prior fiscal year. This favorable impact from changes in foreign currency exchange rates mainly came from our EMEA segment, which accounted for 43% of our consolidated sales for the fiscal year ended August 31, 2021.

•Gross profit as a percentage of net sales decreased to 54.0% for fiscal year 2021 compared to 54.6% for the prior fiscal year.

•Consolidated net income increased $9.5 million, or 16%, for fiscal year 2021 compared to the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $3.7 million on consolidated net income for fiscal year 2021. Thus, on a constant currency basis, net income would have increased by $5.8 million, or 10%, for fiscal year 2021 compared to the prior fiscal year.

•Although consolidated results for the fiscal year ended August 31, 2021 were significantly improved from the last fiscal year due to a variety of factors, the Company’s operations and business continue to be impacted by the COVID-19 pandemic. See the Impact of COVID-19 on Our Business section which follows for details

•Diluted earnings per common share for fiscal year 2021 were $5.09 versus $4.40 in the prior fiscal year.

Our strategic initiatives and the areas where we will continue to focus our time, talent and resources in future periods include: (i) building a business for the future; (ii) attracting, developing and engaging outstanding tribe members; (iii) striving for operational excellence; (iv) growing WD-40 Multi-Use Product; (v) growing WD-40 Specialist product line; and (vi) expanding and supporting portfolio opportunities that help us grow.

Impact of COVID-19 on Our Business

In the prior fiscal year 2020, our financial results and operations were negatively impacted for many of our markets by the COVID-19 pandemic, particularly in the third and fourth quarters, during the early stages of the pandemic which began in early calendar year 2020. We have since been able to reduce the adverse impacts of the COVID-19 pandemic on our business due to the strength of our brands, our increased focus on e-commerce, the global expansion in the distribution of our products, a continued focus on our strategic initiatives, our strong culture and the dedication of our employees. As a result of these activities and the shift in consumer spending patterns towards products such as ours during the pandemic, we have experienced increased sales period over period in most of our markets during fiscal year 2021. Sales during this period increased 19%, or 15% on a constant currency basis, when compared to the prior fiscal year primarily due to a higher level of renovation and maintenance activities by end-users during the pandemic, recoveries in many markets due to improvements in public health and safety related to the pandemic, and increased distribution and sales within the e-commerce channel.

We are continuing to actively manage and monitor supply chain and transportation disruptions and constraints that have arisen periodically within all three of our business segments, but particularly in the Americas, during the COVID-19 pandemic. Some of the challenges that we have experienced include general aerosol production capacity constraints and competition for such capacity by other companies who utilize the same third-party manufacturers for their aerosol production, as well as significant competition for freight resources and increased raw material and other input costs that have resulted due to these constraints. In addition, supply chains at many companies globally are being strained due to shortages of certain materials and this is impacting the ability of our third-party manufacturers to procure certain of the raw materials needed to manufacture our products. These challenges have periodically resulted in us not being able to meet the high level of demand for our products by customers and end-users in certain markets, most significantly those markets in our Americas segment where demand for aerosols has significantly outpaced the available production capacity in the region. We have been actively working on various initiatives in partnership with our third-party manufacturers in order to increase the capacity and flexibility of our supply chain to meet strong end-user demand. Although we are not able to estimate the degree of the impact or the costs associated with potential future disruptions within our supply chain and distribution networks, we believe that the changes we continue to implement as a result of the pandemic will have a positive lasting impact on our ability to better manage any future disruptions. However, some of the additional costs resulting from these recent constraints in our supply chain and distribution network are expected to unfavorably impact our cost of goods sold and lower our gross margin in the near-term.

Although several vaccines and treatments are authorized for use against COVID-19, these vaccines and treatments are being produced, distributed and accepted at varying rates globally. Therefore, uncertainty continues to exist regarding the severity and duration of this rapidly evolving pandemic and it remains difficult for us to estimate the extent to which the COVID-19 pandemic will impact our financial results and operations in future periods. Also, as social distancing requirements resulting from the COVID-19 pandemic continue to lessen in future periods, it is uncertain how this will impact the high levels of renovation and maintenance activities by end-users in recent periods, which contributed to our strong sales in fiscal year 2021. If such activities decrease in future periods, this could adversely impact our financial results.

We have continued to follow a variety of measures to promote the safety and security of our employees, support the communities in which we operate and ensure the availability and functioning of our critical infrastructure. These measures include allowing for or requiring remote working arrangements for employees in some regions and the imposition of travel restrictions. These policies and initiatives will continue to impact how we operate for as long as they are in effect and our safe, phased office reentry plans for employees will vary by region based on the evolving situation within those regions.

See our risk factors disclosed in Part I―Item 1A, “Risk Factors,” for information on risks associated with pandemics in general and COVID-19 specifically.

Results of Operations

Fiscal Year Ended August 31, 2021 Compared to Fiscal Year Ended August 31, 2020

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2021	2020	Dollars	Percent
Net sales:
Maintenance products	$448,817	$369,444	$79,373	21%
Homecare and cleaning products	39,292	39,054	238	1%
Total net sales	488,109	408,498	79,611	19%
Cost of products sold	224,370	185,481	38,889	21%
Gross profit	263,739	223,017	40,722	18%
Operating expenses	174,898	145,797	29,101	20%
Income from operations	$88,841	$77,220	$11,621	15%
Net income	$70,229	$60,710	$9,519	16%
Earnings per common share - diluted	$5.09	$4.40	$0.69	16%

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2021	2020	Dollars	Percent
Americas	$214,601	$200,493	$14,108	7%
EMEA	208,252	156,241	52,011	33%
Asia-Pacific	65,256	51,764	13,492	26%
Total	$488,109	$408,498	$79,611	19%

Americas

The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2021	2020	Dollars	Percent
Maintenance products	$194,295	$178,739	$15,556	9%
Homecare and cleaning products	20,306	21,754	(1,448)	(7)%
Total	$214,601	$200,493	$14,108	7%
% of consolidated net sales	44%	49%

Sales in the Americas segment, which includes the U.S., Canada and Latin America, increased to $214.6 million, up $14.1 million, or 7%, for the fiscal year ended August 31, 2021 compared to the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the Americas segment from period to period. Sales for the fiscal year ended August 31, 2021 translated at the exchange rates in effect for the prior fiscal year would have been $213.6 million in the Americas segment. Thus, on a constant currency basis, sales would have increased by $13.1 million, slightly below 7%, for the fiscal year ended August 31, 2021 compared to the prior fiscal year.

Sales of maintenance products in the Americas segment increased $15.6 million, or 9%, for the fiscal year ended August 31, 2021 compared to the prior fiscal year. This sales increase was mainly driven by increased sales of maintenance products in Latin America, which were up $11.4 million, or 51%, from period to period. Sales in Latin America increased primarily due to the transition to the direct marketing model in Mexico. Early in the third quarter of fiscal year 2020, we shifted away from a distribution model for Mexico where we sold products through a large wholesale customer who then supplied various retail customers, to one where we sell direct to these retail customers. This resulted in increased sales in Latin America during fiscal year 2021 compared to the prior fiscal year. In addition, increased demand for our products as a result of a higher level of renovation and maintenance activities exhibited by our end-users during the COVID-19 pandemic resulted in increased sales of maintenance products in Latin America. Sales were also higher in Canada and the United States and were up $2.2 million, or 20%, and $2.0 million, or 1%, respectively, due to increases in renovation and maintenance activities exhibited by our end-users in both regions. Although the U.S. experienced significant challenges meeting customer and end user demand in certain markets in fiscal year 2021 due to supply chain constraints related to competition for aerosol production capacity and distribution resources, it experienced some improvement in its supply chain in the second half of fiscal year 2021. This resulted in increased sales of maintenance products year over year driven by sales of WD-40 Multi-Use Product, which were up $6.2 million, or 5%. However, as a result of these supply chain challenges, sales of our WD-40 Specialist and 3-In-One products decreased $2.7 million, or 17%, and $1.7 million, or 19%, respectively, in the United States from period to period.

Sales of homecare and cleaning products in the Americas segment decreased $1.4 million, or 7%, for the fiscal year ended August 31, 2021 compared to the prior fiscal year. This sales decrease was driven primarily by a decrease in sales of Lava, X-14 and Spot Shot brand products in the U.S., which were down $1.0 million or 33%, $0.7 million or 41%, and $0.5 million or 7%, respectively, from period to period. These decreases were partially offset by increased sales of the 2000 Flushes brand products, which were up $1.1M or 15%, from period to period. We experienced a significant increase in sales of most of our homecare and cleaning products during the second half of fiscal year 2020 due to increased demand for such products as a result of the COVID-19 pandemic. During the second half of fiscal year 2021, we have seen demand for certain of these homecare and cleaning products return to more normal levels due to improvements in public health and safety restrictions related to the pandemic in many regions within the Americas. In addition, sales levels for our homecare and cleaning products in the Americas were also negatively impacted during the fiscal year ended August 31, 2021 by the challenges in our Americas supply chain and the discontinuation of certain products within these brands. While each of our homecare and cleaning products have continued to generate positive cash flows, we had experienced decreased or flat sales for many of these products in recent fiscal years prior to the start of the COVID-19 pandemic.

For the Americas segment, 77% of sales came from the U.S., and 23% of sales came from Canada and Latin America combined for the fiscal year ended August 31, 2021 compared to the prior fiscal year when 82% of sales came from the U.S., and 18% of sales came from Canada and Latin America combined.

EMEA

The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2021	2020	Dollars	Percent
Maintenance products	$198,309	$146,540	$51,769	35%
Homecare and cleaning products	9,943	9,701	242	2%
Total (1)	$208,252	$156,241	$52,011	33%
% of consolidated net sales	43%	38%

(1)While our reporting currency is the U.S. Dollar, the functional currency of our U.K. subsidiary, the entity in which the EMEA results are generated, is Pound Sterling. Although the functional currency of this subsidiary is Pound Sterling, approximately 50% of its sales are generated in Euro and 15-20% are generated in U.S. Dollar. As a result, the Pound Sterling sales and earnings for the EMEA segment can be negatively or positively impacted from period to period upon translation from these currencies depending on whether the Euro and U.S. Dollar are weakening or strengthening against the Pound Sterling.

Sales in the EMEA segment, which includes Europe, the Middle East, Africa and India, increased to $208.3 million, up $52.0 million, or 33%, for the fiscal year ended August 31, 2021 compared to the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the EMEA segment from period to period. Sales for the fiscal year ended August 31, 2021 translated at the exchange rates in effect for the prior fiscal year would have been $193.1 million in the EMEA segment. Thus, on a constant currency basis, sales would have increased by $36.9 million, or 24%, for the fiscal year ended August 31, 2021 compared to the prior fiscal year.

The countries in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). Sales in the direct markets increased to $142.2 million, up $32.1 million, or 29%, for the fiscal year ended August 31, 2021 compared to the prior fiscal year primarily due to increased sales of WD-40 Multi-Use Product, WD-40 Specialist and WD-40 Bike of $21.1 million or 28%, $5.3 million or 42% and $1.9 million or 70%, respectively, throughout all of the direct markets. Additionally, sales of 3-In-One increased $2.7 million or 31% during the period. These increases in sales were primarily due to increased demand for our products as a result of a higher level of renovation and maintenance activities exhibited by our end-users during the COVID-19 pandemic and the success of promotional programs that were conducted during the second half of fiscal year 2021 to meet the high level of demand. This increased demand and consumption of our products resulted in increased sales, particularly within the e-commerce channel. In addition, sales levels were much higher in fiscal year 2021 compared to the prior period due to comparatively severe lockdowns measures that occurred during the prior fiscal year, particularly during the third quarter, which limited many retailers’ ability to participate in promotional activities and sell high volumes of certain products. Sales from direct markets accounted for 68% of the EMEA segment’s sales for the fiscal year ended August 31, 2021 compared to 70% of the EMEA segment’s sales for the prior fiscal year.

The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe. Sales in the distributor markets increased $19.9 million, or 43%, for the fiscal year ended August 31, 2021 compared to the corresponding period of the prior fiscal year, primarily due to increased sales of the WD-40 Multi-Use Product in Eastern Europe, Northern Europe, the Middle East and India, which were up $5.9 million, $5.8 million, $4.1 million and $3.4 million, respectively. This increase in sales from period to period was primarily due to recoveries experienced during fiscal year 2021 in distributor markets that previously experienced more severe lockdowns during the second half of fiscal year 2020 due to the COVID-19 pandemic. During fiscal year 2021, many of these regions experienced improved economic conditions as a result of reductions in COVID-19 related restrictions. This allowed our marketing distributors to participate in more of our promotional activities and to adjust to more normal levels of inventory for our product, which resulted in increased sales to meet the higher level of demand caused by increases in renovation and maintenance activities by end-users during the pandemic. The distributor markets accounted for 32% of the EMEA segment’s total sales for the fiscal year ended August 31, 2021, compared to 30% for the prior fiscal year.

Asia-Pacific

The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2021	2020	Dollars	Percent
Maintenance products	$56,213	$44,166	$12,047	27%
Homecare and cleaning products	9,043	7,598	1,445	19%
Total	$65,256	$51,764	$13,492	26%
% of consolidated net sales	13%	13%

Sales in the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region, increased to $65.3 million, up $13.5 million, or 26%, for the fiscal year ended August 31, 2021 compared to the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact on sales for the Asia-Pacific segment from period to period. Sales for the fiscal year ended August 31, 2021 translated at the exchange rates in effect for the prior fiscal year would have been $61.7 million in the Asia-Pacific segment. Thus, on a constant currency basis, sales would have increased by $9.9 million, or 19%, for the fiscal year ended August 31, 2021 compared to the prior fiscal year.

Sales in Asia, which represented 67% of the total sales in the Asia-Pacific segment, increased $9.7 million, or 29%, for the fiscal year ended August 31, 2021 compared to the prior fiscal year. Sales in the Asia distributor markets increased $5.6 million, or 28%, for the fiscal year ended August 31, 2021 compared to the corresponding period of the prior fiscal year. These increased sales were primarily due to the easing of COVID-19 lockdown measures in many of the Asia markets during fiscal year 2021 compared to late in fiscal year 2020. These reduced lockdown measures have positively impacted economic conditions and resulted in increased demand and higher sales in many regions period over period, particularly in the Philippines, South Korea, Indonesia, Malaysia and Hong Kong, during fiscal year 2021. Sales in China increased $4.1 million, or 31%, primarily due to improved market conditions as a result of the reduction of COVID-19 lockdown measures compared to the prior fiscal year when the COVID-19 outbreak resulted in significant governmental restrictions on movement and commerce. Changes in foreign currency exchange rates had a $1.3 million favorable impact on sales in China. On a constant currency basis, sales would have increased by $2.8 million, or 21%, from period to period.

Sales in Australia increased $3.8 million, or 21%, for the fiscal year ended August 31, 2021 compared to the prior fiscal year due to higher sales of maintenance products, which were up $2.4 million, or 23%, from period to period primarily due to a higher level of renovation and maintenance activities undertaken by our end-users during the COVID-19 pandemic which resulted in increased sales. In addition, sales of homecare and cleaning products, which were up $1.4 million, or 19%, also increased as a result of higher demand resulting from the COVID-19 pandemic. Changes in foreign currency exchange rates had a favorable impact on Australian sales. On a constant currency basis, sales would have increased by $1.5 million, or 8%, from period to period.

Gross Profit

Gross profit increased to $263.7 million for the fiscal year ended August 31, 2021 compared to $223.0 million for the prior fiscal year. As a percentage of net sales, gross profit decreased to 54.0% for the fiscal year ended August 31, 2021 compared to 54.6% for the prior fiscal year.

Gross margin was unfavorably impacted by 0.9 percentage points due to increases in manufacturing costs and higher miscellaneous costs from period to period. The increased manufacturing costs were primarily driven by higher labor and overhead costs at our third-party manufacturers caused by global supply chain constraints as a result of the COVID-19 pandemic. These pandemic-related challenges began to significantly impact gross margin, particularly in the Americas segment, starting in the second quarter of fiscal year 2021 and continued throughout the remainder of the fiscal year. No such challenges existed in the corresponding periods of the prior fiscal year. Gross margin was also negatively impacted by 0.4 percentage points from period to period due to higher warehousing and in-bound freight costs, primarily in the Americas and EMEA segments. Changes in foreign currency exchange rates from period to period in the EMEA segment negatively impacted by 0.3 percentage points. Gross margin was also negatively impacted by 0.1 percentage points from period to period due to increases to advertising, promotional, and other discounts that we give to our customers in all three segments. In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses.

These unfavorable impacts to gross margin were partially offset by 0.5 percentage points due to favorable changes in the costs of aerosol cans in the EMEA and Americas segments. Gross margin was also positively impacted by 0.4 percentage points from period to period due to favorable changes in the costs of petroleum-based specialty chemicals, primarily in the Americas and Asia-Pacific segments. There is often a delay of one quarter or more before changes in raw material costs impact the cost of products sold due to production and inventory life cycles. Although the average cost of crude oil and aerosol cans that flowed through our costs of goods sold was lower during fiscal year 2021 compared to the prior fiscal year, such costs increased towards the back half of our fiscal year and began to negatively impact our gross margin, particularly starting in the fourth quarter. The recent increases in the price of crude oil and aerosol cans that we are seeing in the market are expected to unfavorably impact our cost of goods sold for as long as these costs remain at these higher levels. We have implemented sales price increases in all three segments from period to period and this positively impacted gross margin by 0.2 percentage points from period to period.

Note that our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $16.5 million and $12.9 million for the fiscal years ended August 31, 2021 and 2020, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses for the fiscal year ended August 31, 2021 increased $23.5 million to $145.5 million from $122.0 million for the prior fiscal year. As a percentage of net sales, SG&A expenses slightly decreased to 29.8% for the fiscal year ended August 31, 2021 from 29.9% for the prior fiscal year. The increase in SG&A expenses from period to period was due to a variety of factors, but most significantly due to increased employee-related costs of $16.1 million due to increased incentive compensation accruals and higher stock-based compensation associated with performance share units from period to period resulting from significantly stronger financial results from period to period. Changes in foreign currency exchange rates from period to period increased SG&A expenses by $4.8 million. Increases in freight costs associated with higher sales levels as well as carrier price increases due to constraints and limited capacity in the global distribution networks from period to period also increased SG&A expenses by $2.9 million. In addition, professional services fees increased $2.8 million due to the ongoing implementation of our new information system, increased cloud-based software usage and license fees. Other miscellaneous expenses also increased $0.5 million from period to period. These increases to SG&A expenses were offset by a decrease in travel and meeting expenses of $3.6 million from period to period. Travel and meeting expenses decreased primarily due to continued initiatives to reduce the transmission of COVID-19, including the imposition of business travel restrictions for all employees and the cancellation of all large meetings, such as regional sales meetings and global leadership meetings, in support of social distancing requirements.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs for the fiscal years ended August 31, 2021 and 2020 were $5.6 million and $6.0 million, respectively. Our research and development team engages in consumer research, product development, current product improvement and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective suppliers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses for the fiscal year ended August 31, 2021 increased $6.4 million to $28.0 million from $21.6 million for the prior fiscal year. As a percentage of net sales, these expenses were 5.7% and 5.3% for the fiscal years ended August 31, 2021 and 2020, respectively. Changes in foreign currency exchange rates had an unfavorable impact of $1.3 million on advertising and sales promotion expenses from period to period. Advertising and sales promotion expenses for the fiscal year ended August 31, 2021 translated at the exchange rates in effect for the prior fiscal year would have been $26.7 million. The increase in advertising and sales promotion expenses was due to a higher level of promotional programs and marketing support in all three segments as a result of increased consumer demand and higher sales from period to period. This higher level of advertising and sales promotion expense was also due to significant increases in spending during the fourth quarter of fiscal year 2021 compared to the corresponding period of our prior fiscal year to support our strategic initiatives and to invest in growth markets. These increases were partially offset by the decrease of physical marketing and sampling activities from period to period, such as the cancellations of trade shows, due to the continued indirect effects of the COVID-19 pandemic during fiscal year 2021.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales were $24.8 million and $18.9 million for the fiscal years ended August 31, 2020 and 2019, respectively. Therefore, our total investment in advertising and sales promotion activities totaled $52.8 million and $42.1 million for the fiscal years ended August 31, 2021 and 2020, respectively.

Amortization of Definite-lived Intangible Assets Expense

Amortization of our definite-lived intangible assets decreased $0.8 million to $1.4 million for the fiscal years ended August 31, 2021, compared to $2.2 million for the prior fiscal year. This decrease from period to period was primarily due to decreased amortization associated with the 2000 Flushes trade name, which became fully amortized during the third quarter of fiscal year 2020.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
			Change from Prior Year
	2021	2020	Dollars	Percent
Americas	$51,591	$51,089	$502	1%
EMEA	53,003	37,620	15,383	41%
Asia-Pacific	19,121	14,982	4,139	28%
Unallocated corporate (1)	(34,874)	(26,471)	(8,403)	32%
Total	$88,841	$77,220	$11,621	15%

(1)Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the business segments. These expenses are reported separate from our identified segments and are included in Selling, General and Administrative expenses on our consolidated statements of operations.

Americas

Income from operations for the Americas segment increased to $51.6 million, up $0.5 million, or 1%, for the fiscal year ended August 31, 2021 compared to the prior fiscal year, primarily due to a $14.1 million increase in sales, significantly offset by higher operating expenses and a lower gross margin. As a percentage of net sales, gross profit for the Americas segment decreased from 53.2% to 52.0% period over period primarily due to higher third-party manufacturing costs and increased warehousing, distribution and freight costs as a result of supply chain constraints due to the direct and indirect effects of the COVID-19 pandemic. These unfavorable impacts to gross margin were partially offset by the combined favorable impacts of lower costs of petroleum-based specialty chemicals and aerosol cans from period to period. Although the average cost of crude oil and aerosol cans that flowed through costs of goods sold was lower during fiscal year 2021 compared to the prior fiscal year in the Americas segment, such costs increased towards the back half of our fiscal year and began to negatively impact gross margin, particularly starting in the fourth quarter. The increased sales were accompanied by a $4.5 million increase in total operating expenses period over period, primarily due to higher accruals for incentive compensation and stock-based compensation, as well as higher outbound freight costs due to increased sales and higher freight costs in the market from period to period. In addition, increased advertising and sales promotion expenses impacted operating expenses from period to period. These increases in operating expenses were partially offset by lower travel and meeting expenses due to initiatives adopted by the Company during the third quarter of fiscal year 2020 that remained in place throughout fiscal year 2021 to reduce the transmission of COVID-19. In addition, operating expenses were favorably impacted by decreased amortization associated with the 2000 Flushes trade name, which became fully amortized during the third quarter of fiscal year 2020. Operating income as a percentage of net sales decreased from 25.5% to 24.0% period over period.

EMEA

Income from operations for the EMEA segment increased to $53.0 million, up $15.4 million, or 41%, for the fiscal year ended August 31, 2021 compared to the prior fiscal year, primarily due a $52.0 million increase in sales, partially offset by higher operating expenses and a lower gross margin. As a percentage of net sales, gross profit for the EMEA segment decreased from 56.4% to 55.6% period over period primarily due to unfavorable changes in third-party manufacturing costs and unfavorable changes in foreign currency exchange rates, as well as increases in warehousing, distribution and freight costs from period to period. These unfavorable impacts to gross margin were partially offset by the favorable impacts of decreased costs of aerosol cans, as well as sales price increases from period to period. Although the average cost of aerosol cans that flowed through our costs of goods sold was lower during fiscal year 2021 compared to the prior fiscal year in the EMEA segment, such costs increased towards the back half of our fiscal year and began to negatively impact gross margin, particularly starting in the fourth quarter. The increased sales were accompanied by a $12.2 million increase in total operating expenses period over period, primarily due to higher accruals for incentive compensation and stock-based compensation, as well as increased advertising and sales promotion expenses and increased outbound freight costs due to higher sales from period to period. These increases in operating expenses were partially offset by lower travel and meeting expenses due to initiatives adopted by the Company during the third quarter of fiscal year 2020 that remained in place throughout fiscal year 2021 to reduce the transmission of COVID-19. Operating income as a percentage of net sales increased from 24.1% to 25.5% period over period.

Asia-Pacific

Income from operations for the Asia-Pacific segment increased to $19.1 million, up $4.1 million, or 28%, for the fiscal year ended August 31, 2021 compared to the prior fiscal year, primarily due to a $13.5 million increase in sales and a higher gross margin, which were partially offset by higher operating expenses. As a percentage of net sales, gross profit for the Asia-Pacific segment increased from 54.5% to 55.8% period over period primarily due to favorable changes in both sales mix and market mix and lower costs of petroleum-based specialty chemicals that flowed through our costs of goods sold during fiscal year 2021. Although the average cost of crude oil that flowed through our costs of goods sold was lower during fiscal year 2021 compared to the prior fiscal year in the Asia-Pacific segment, such costs have increased towards the back half of our fiscal year and began to negatively impact gross margin, particularly starting in the fourth quarter. These favorable impacts to gross margin during fiscal year 2021 were slightly offset by the unfavorable impact of increased costs of aerosol cans from period to period. The increased sales were accompanied by a $4.0 million increase in total operating expenses period over period, primarily due to higher accruals for incentive compensation and other employee costs, as well as a higher level of advertising and sales promotion expenses from period to period. Operating income as a percentage of net sales increased from 28.9% to 29.3% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Fiscal Year Ended August 31,
	2021	2020	Change
Interest income	$81	$93	$(12)
Interest expense	$2,395	$2,439	$(44)
Other income (expense), net	$(28)	$641	$(669)
Provision for income taxes	$16,270	$14,805	$1,465

Interest Income

Interest income was not significant for both the fiscal years ended August 31, 2021 and 2020.

Interest Expense

Interest expense remained relatively constant at $2.4 million for both the fiscal years ended August 31, 2021 and 2020.

Other Income (Expense), Net

Other income (expense), net was not significant for the fiscal year ended 2021 compared to $0.6 million in other income for the corresponding period of the prior fiscal year. This change from period to period was primarily due to net foreign currency gains during fiscal year 2020 as a result of fluctuations in the foreign currency exchange rates for both the U.S. Dollar and the Euro against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 18.8% of income before income taxes for the fiscal year ended August 31, 2021 compared to 19.6% for the prior fiscal year. The decrease in the effective income tax rate from period to period was primarily due to an increase in excess tax benefits from settlements of stock-based equity awards, as well as increased benefits from earnings from foreign operations.

Net Income

Net income was $70.2 million, or $5.09 per common share on a fully diluted basis, for fiscal year 2021 compared to $60.7 million, or $4.40 per common share on a fully diluted basis, for the prior fiscal year. Changes in foreign currency exchange rates year over year had a favorable impact of $3.7 million on net income for fiscal year 2021. Thus, on a constant currency basis, net income for fiscal year 2021 would have been $66.5 million.

Results of Operations

Fiscal Year Ended August 31, 2020 Compared to Fiscal Year Ended August 31, 2019

For discussion related to changes in financial condition and the results of operations for fiscal year 2020 compared to fiscal year 2019, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, which was filed with the SEC on October 21, 2020.

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

The following table summarizes the results of these performance measures:

	Fiscal Year Ended August 31,
	2021	2020	2019
Gross margin - GAAP	54%	55%	55%
Cost of doing business as a percentage of net sales - non-GAAP	35%	34%	34%
EBITDA as a percentage of net sales - non-GAAP (1)	20%	21%	21%

(1)Percentages may not aggregate to EBITDA percentage due to rounding and because amounts recorded in other income (expense), net on our consolidated statement of operations are not included as an adjustment to earnings in the EBITDA calculation.

We use the performance measures above to establish financial goals and to gain an understanding of our comparative performance from period to period. We believe that these measures provide our shareholders with additional insights into the Company’s results of operations and how we run our business. The non-GAAP financial measures are supplemental in nature and should not be considered in isolation or as alternatives to net income, income from operations or other financial information prepared in accordance with GAAP as indicators of the Company’s performance or operations. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies. Reconciliations of these non-GAAP financial measures to our financial statements as prepared in accordance with GAAP are as follows:

Cost of Doing Business (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2021	2020	2019
Total operating expenses - GAAP	$174,898	$145,797	$149,958
Amortization of definite-lived intangible assets	(1,449)	(2,211)	(2,706)
Depreciation (in operating departments)	(4,311)	(4,095)	(3,829)
Cost of doing business - non-GAAP	$169,138	$139,491	$143,423
Net sales	$488,109	$408,498	$423,350
Cost of doing business as a percentage of net sales - non-GAAP	35%	34%	34%

EBITDA (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2021	2020	2019
Net income - GAAP	$70,229	$60,710	$55,908
Provision for income taxes	16,270	14,805	24,862
Interest income	(81)	(93)	(155)
Interest expense	2,395	2,439	2,541
Amortization of definite-lived
intangible assets	1,449	2,211	2,706
Depreciation	5,570	5,490	4,886
EBITDA	$95,832	$85,562	$90,748
Net sales	$488,109	$408,498	$423,350
EBITDA as a percentage of net sales - non-GAAP	20%	21%	21%

Liquidity and Capital Resources

Overview

Our financial condition and liquidity remain strong. Net cash provided by operations was $84.7 million for fiscal year 2021 compared to $72.7 million for fiscal year 2020. Although there continues to be a certain level of uncertainty related to the impact of the current COVID-19 pandemic on our future results, we believe our efficient business model and the steps that we have taken leave us positioned to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth

Our principal sources of liquidity are our existing cash and cash equivalents, as well as cash generated from operations and cash currently available from our existing unsecured Credit Agreement with Bank of America. We use proceeds of the revolving credit facility primarily for our general working capital needs. The Company also holds borrowings under a Note Purchase and Private Shelf Agreement. See Note 8 – Debt for additional information on these agreements. Included in Note 8 – Debt is information on the Credit Agreement that we amended with Bank of America on September 30, 2020, and a third amendment to the Note Agreement. In the first quarter of fiscal year 2021 we refinanced existing draws under our Credit Agreement in the United States through the issuance of new notes under the Note Agreement in the amount of $52.0 million.

We have historically maintained a balance of outstanding draws on our line of credit in U.S. Dollars in the Americas segment, as well as in Euros and Pound Sterling in the EMEA segment. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. During the first quarter of fiscal year 2021, we repaid $50.0 million of our U.S. borrowings outstanding under our line of credit using $52.0 million in proceeds that we received on September 30, 2020 from the issuance and sale of the Series B and C Notes which mature in November 2027 and 2030, respectively. Our remaining outstanding balance under our line of credit is denominated completely in Euros and Pound Sterling as of August 31, 2021. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. We have the ability to refinance any draws under the line of credit with successive short-term borrowings through the September 30, 2025 maturity date of the Credit Agreement. Outstanding draws for which we have both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of

August 31, 2021, we had a $46.5 million balance of outstanding draws on the revolving credit facility, all of which was classified as long-term. In addition, we paid $0.8 million in principal payments on our Series A Notes during fiscal year 2021, which had an outstanding balance of $17.2 million as of August 31, 2021. There were no other letters of credit outstanding or restrictions on the amount available on our line of credit or notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three and a half to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 8 – Debt for additional information on these financial covenants. At August 31, 2021, we were in compliance with all debt covenants. We continue to monitor our compliance with all debt covenants and, at the present time, we believe that the likelihood of being unable to satisfy these covenants is remote.

We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, dividend payments, acquisitions, new business development activities and share repurchases. On April 8, 2020, we suspended repurchases under our most recent share buy-back plan, which subsequently expired on August 31, 2020, in order to preserve cash while we continued to monitor the long-term impacts of the COVID-19 pandemic. Subsequent to the end of fiscal year 2021 on October 12, 2021, our Board of Directors approved a new share buy-back plan. Under the plan, which will become effective on November 1, 2021, we are authorized to acquire up to $75.0 million of our outstanding shares through August 31, 2023. At August 31, 2021, we had a total of $86.0 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Fiscal Year Ended August 31,
	2021	2020	2019
Net cash provided by operating activities	$84,714	$72,664	$62,851
Net cash provided by (used in) investing activities	(14,460)	(18,945)	(12,680)
Net cash used in financing activities	(40,750)	(26,709)	(69,009)
Effect of exchange rate changes on cash and cash equivalents	(5)	2,219	(2,795)
Net increase (decrease) in cash and cash equivalents	$29,499	$29,229	$(21,633)

Operating Activities

Net cash provided by operating activities increased $12.0 million to $84.7 million for fiscal year 2021 from $72.7 million for fiscal year 2020. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for fiscal year ended August 31, 2021 was net income of $70.2 million, which increased $9.5 million from period to period. In addition, differences in adjustments to reconcile net income to cash increased net cash provided by operating activities by $1.9 million primarily due to increases in stock-based compensation from period to period which were partially offset by various other adjustments. Although the changes in our working capital did not have a significant impact on net cash provided by operating activities in total, there were various increases and decreases of items within working capital from period to period. Changes in working capital that decreased cash were primarily attributable to increases to inventory and increases in trade and other accounts receivable as a result of significantly increased sales from period to period and increases in other assets, driven by the ongoing implementation of our new information system. These changes in working capital were almost completely offset by increases in accounts payable in the Americas and EMEA segments due to higher levels of production and the timing of payments to vendors from period to period as well as increases in accrued payroll and related expenses during fiscal year 2021 primarily due to significantly higher accruals for incentive compensation from period to period.

Investing Activities

Net cash used in investing activities decreased $4.4 million to $14.5 million for fiscal year 2021 compared to $18.9 million for fiscal year 2020, primarily due to decreased capital expenditures. Capital expenditures decreased by $4.2 million primarily due to the renovations and equipping of the Company’s office building in Milton Keynes, England that were completed in the first quarter of fiscal year 2020 and a lower level of manufacturing-related capital expenditures within the U.K. and the United States from period to period. Capital expenditures during fiscal year 2021 were primarily related to manufacturing equipment which is currently under construction and will be located at our third-party manufacturers in the United States and the United Kingdom once completed.

Financing Activities

Net cash used in financing activities increased $14.1 million to $40.8 million for fiscal year 2021 from $26.7 million for fiscal year 2020. This change was primarily due to $80.0 million in net proceeds that we drew under our line of credit in March 2020 in response to the COVID-19 pandemic with no comparable event occurring in fiscal year 2021. In the first quarter of fiscal year 2021, we repaid $50.0 million of such borrowings outstanding under our line of credit using $52.0 million in proceeds that we received from the issuance and sale of senior notes during the quarter. This net borrowing activity resulted in a $2.0 million cash inflow during the period compared to $29.6 million in net proceeds on our line of credit in the prior fiscal year. In addition, increases in dividends paid to our shareholders of $2.2 million and increases in shares withheld to cover taxes on conversion of equity rewards of $1.0 million, resulted in higher cash outflows from period to period. Offsetting these increases in cash outflows was a decrease in treasury stock repurchases due to the suspension of such repurchases beginning in the third quarter of fiscal year 2020, which resulted in a decrease in cash outflows of $16.8 million from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms was not significant in fiscal year 2021, while such changes resulted in an increase in cash of $2.2 million in fiscal year 2020 and a decrease in cash of $2.8 million for fiscal year 2019. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Pound Sterling against the U.S. Dollar.

Cash Flows

Fiscal Year Ended August 31, 2020 Compared to Fiscal Year Ended August 31, 2019

For discussion related to changes in the consolidated statements of cash flows for fiscal year 2020 compared to fiscal year 2019, refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2020, which was filed with the SEC on October 21, 2020.

Share Repurchase Plans

The information required by this item is incorporated by reference to Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 9 — Share Repurchase Plans, included in this report.

Dividends

We have historically paid regular quarterly cash dividends on our common stock. In March 2021, the Board of Directors declared a 7% increase in the regular quarterly cash dividend, increasing it from $0.67 per share to $0.72 per share. On October 4, 2021, our Board of Directors declared a cash dividend of $0.72 per share payable on October 29, 2021 to shareholders of record on October 15, 2021. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

We hold borrowings under our Note Purchase and Private Shelf Agreement with fixed repayment requirements and under a Revolving Credit Facility that has variable underlying interest rates. For additional details on these borrowings, including ability and intent assessment on our credit facility agreement with Bank of America, refer to the information set forth in Part IV—Item 15, “Exhibits, Financial Statement Schedules”, Note 8 – Debt.

Additionally, we have ongoing relationships with various third-party suppliers (contract manufacturers) that manufacture our products and third-party distribution centers which warehouse and ship our products to customers. The contract manufacturers maintain title and control of certain raw materials and components, materials utilized in finished products, and of the finished products themselves until shipment to our customers or third-party distribution centers in accordance with agreed upon shipment terms. Although we have definitive minimum purchase obligations in the contract terms with certain of our contract manufacturers, when such obligations have been included, they have either been immaterial or the minimum amounts have been such that they are well below the volume of goods that we have historically purchased. In addition, in the ordinary course of business, we communicate supply needs to our contract manufacturers based on orders and short-term projections, ranging from two to six months. We are committed to purchase the products produced by the contract manufacturers based on the projections provided. Upon the termination of contracts with contract manufacturers, we obtain certain inventory control rights and are obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on our behalf during the termination notification period. If any inventory remains at the contract manufacturer at the termination date, we are obligated to purchase such inventory which may include raw materials, components and finished goods. The amounts for inventory purchased under termination commitments have been immaterial.

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of August 31, 2021, no such commitments were outstanding.

At August 31, 2021, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $9.3 million. For additional details on our uncertain tax positions, refer to the information set forth in Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 13 – Income Taxes. We have estimated that up to $0.3 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months.

Critical Accounting Policies

Our results of operations and financial condition, as reflected in our consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We use historical experience and other relevant factors when developing estimates and assumptions and these estimates and assumptions are continually evaluated. Note 2 to our consolidated financial statements included in Item 15 of this report includes a discussion of our significant accounting policies. The accounting policies discussed below are the ones we consider to be most critical to an understanding of our consolidated financial statements because their application places the most significant demands on our judgment. Our financial results may have varied from those reported had different assumptions been used or other conditions prevailed.

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

Sales are recorded net of allowances for damaged goods and other sales returns, sales incentives, trade promotions and cash discounts. We apply a five-step approach in determining the amount and timing of revenue to be recognized which includes the following: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied

In determining the transaction price, management evaluates whether the price is subject to refund or adjustment related to variable consideration to determine the net consideration to which we expect to be entitled. We record estimates of variable consideration, which primarily includes rebates/other discounts (cooperative marketing programs, volume-based discounts, shelf price reductions and allowances for shelf space, charges from customers for services they provided to us related to the sale and penalties/fines charged to us by our customers for failing to adhere to contractual obligations), coupon offers, cash discount allowances, and sales returns, as a reduction of sales in the consolidated statements of operations. These estimates are based on the expected value method considering all reasonably available information, including current and past trade promotion spending patterns, status of trade promotion activities and the interpretation of historical spending trends by customer and category, customer agreements and/or currently known factors that arise in the normal course of business. We review our assumptions and adjust these estimates accordingly on a quarterly basis. Our consolidated financial statements could be materially impacted if the actual promotion rates are different from the estimated rates. If our accrual estimates for sales incentives at August 31, 2021 were to differ by 10%, the impact on net sales would be approximately $1.0 million.

Accounting for Income Taxes

Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax liability or asset is established for the expected future tax consequences resulting from the differences in financial reporting and tax bases of assets and liabilities. Based on changes in the related tax law as well as forecasted results, a valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized. In addition to valuation allowances, we provide for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the authoritative guidance on income taxes. Amounts for uncertain tax positions are adjusted in periods when new information becomes available or when positions are effectively settled. We recognize accrued interest and penalties related to uncertain tax positions as a component of income tax expense.

We are required to make assertions on whether our foreign subsidiaries will invest their undistributed earnings indefinitely and these assertions are based on the capital needs of the foreign subsidiaries. Generally, unremitted earnings of our foreign subsidiaries are not considered to be indefinitely reinvested. However, there are exceptions regarding our newly formed subsidiary in Mexico as well as specific statutory remittance restrictions imposed on our China subsidiary. Costs associated with repatriating unremitted foreign earnings, including U.S. state income taxes and foreign withholding taxes, are immaterial to our consolidated financial statements. For additional information on income tax matters, see Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 13 — Income Taxes, included in this report.

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

There were no indicators of potential impairment identified as a result of our review of events and circumstances related to our existing definite-lived intangible assets for the periods ended August 31, 2021, 2020 or 2019. In addition to our quarterly evaluation of events and circumstances to assess whether definite-lived intangible assets have been impaired, we also periodically perform quantitative analyses to support these conclusions and determine the sensitivity of such estimates. The majority of our $7.2 million in definite-lived intangible assets as of August 31, 2021 are related to certain brands of our homecare and cleaning products. Although sales of certain of these products have declined in recent periods, according to our most recent analysis performed during fiscal year 2021, sales declines would have to significantly exceed these products’ recent historical trends in order to trigger an impairment, which we do not currently anticipate in future periods. Our review of events and circumstances included consideration of the ongoing COVID-19 pandemic.

Recently Issued Accounting Standards

Information on Recently Issued Accounting Standards that could potentially impact our consolidated financial statements and related disclosures is incorporated by reference to Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 2 — Basis of Presentation and Summary of Significant Accounting Policies, included in this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We are exposed to a variety of risks, including foreign currency exchange rate fluctuations. In the normal course of business, we employ established policies and procedures to manage our exposure to fluctuations in foreign currency values.

All of our international subsidiaries operate in functional currencies other than the U.S. Dollar. As a result, we are exposed to foreign currency related risk when the financial statements of our international subsidiaries are translated for consolidation purposes from functional currencies to U.S. Dollars. This foreign currency risk can affect sales, expenses and profits as well as assets and liabilities that are denominated in currencies other than the U.S. Dollar. We do not enter into any hedging activities to mitigate this foreign currency translation risk.

The Company’s U.K. subsidiary, whose functional currency is Pound Sterling, utilizes foreign currency forward contracts to limit our exposure to net asset balances held in non-functional currencies. We regularly monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions. While we engage in foreign currency hedging activity to reduce our risk, for accounting purposes, none of our foreign currency forward contracts are designated as hedges.

Commodity Price Risk

Petroleum-based specialty chemicals and aerosol cans constitute a significant portion of the cost of many of our maintenance products. Volatility in the price of oil directly impacts the cost of petroleum-based specialty chemicals which are indexed to the price of crude oil. If there are significant increases in the costs of crude oil, our gross margins and operating results will be negatively impacted. We do not currently have a strategy or policy to enter into transactions to hedge crude oil price volatility, but we regularly review this policy based on market conditions and other factors.

Interest Rate Risk

As of August 31, 2021, we had a $46.5 million outstanding balance on our existing $150.0 million revolving credit facility agreement with Bank of America. This $150.0 million revolving credit facility is subject to interest rate fluctuations. Under the terms of the credit facility agreement, we may borrow loans in U.S. dollars or in foreign currencies from time to time until September 30, 2025. In addition, we had $69.2 million in fixed rate borrowings consisting of senior notes under our note purchase agreements as of August 31, 2021. On September 30, 2020, we entered into amendments to both the line of credit and note agreement and refinanced existing draws under our credit facility in the United States through the issuance of additional notes in the amount of $52.0 million. For additional details on our long-term borrowings as of August 31, 2021 and subsequent debt restructuring, refer to the information set forth in Part IV—Item 15, “Exhibits, Financial Statement Schedules” and Note 8 – Debt, respectively. Interest rates associated with this revolving credit facility are based on Prime and LIBOR rates. Any significant increase in the bank’s Prime rate and/or LIBOR rate could have a material effect on interest expense incurred on any borrowings outstanding under the credit facility. The U.K.’s Financial Conduct Authority has announced the LIBOR benchmark will be phased out by a target date of December, 31, 2021. Although we expect the contract on our revolving credit facility to be amended by this target date to include the incorporation of an alternative reference rate, we do not believe this anticipated event represents a material increase to our interest rate risk.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements at August 31, 2021 and 2020 and for each of the three fiscal years in the period ended August 31, 2021, and the Report of Independent Registered Public Accounting Firm, are included in Item 15 of this report.

Quarterly Financial Data (Unaudited)

Pursuant to amendments in SEC Release No. 33-10890, we have omitted historical quarterly financial data for our business over the last two fiscal year periods as there has not been any retrospective change to the information previously reported.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2021, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, management concluded that its internal control over financial reporting is effective as of August 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of WD-40 Company included in Item 15 of this report, has audited the effectiveness of WD-40 Company’s internal control over financial reporting as of August 31, 2021, as stated in their report included in Item 15 of this report.

Changes in Internal Control over Financial Reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended August 31, 2021, that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information required by this item is set forth in sections under the headings “Security Ownership of Directors and Executive Officers,” “Nominees for Election as Directors,” and “Audit Committee – Related Party Transactions Review and Oversight” in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2021 Annual Meeting of Stockholders on December 14, 2021 (“Proxy Statement”), which information is incorporated by reference herein. Additional information concerning executive officers of the Registrant required by this item is included in this report following Item 4 of Part I under the heading, "Executive Officers of the Registrant."

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

Equity Compensation Plan Information

The following table provides information regarding shares of our common stock authorized for issuance under equity compensation plans as of August 31, 2021:

Number of securities
remaining available for
	Number of securities to			future issuance under
	be issued upon exercise		Weighted-average exercise	equity compensation plans
	of outstanding options,		price of outstanding options	(excluding securities
	warrants and rights		warrants and rights	reflected in column (a))
	(a)		(b)	(c)
Plan category
Equity compensation plans
approved by security holders	127,576	(1)	$-	543,700
Equity compensation plans not
approved by security holders	n/a		n/a	n/a
	127,576	(1)	$-	543,700

(1) Includes 69,001 securities to be issued pursuant to outstanding restricted stock units; 36,594 securities to be issued pursuant to outstanding market share units (“MSUs”) based on 100% of the target number of MSU shares to be issued upon achievement of the applicable performance measure specified for such MSUs; 3,729 securities to be issued pursuant to outstanding deferred performance units (“DPUs”); and 18,252 securities to be issued pursuant to outstanding performance share units (“PSUs”) based on 100% of the maximum number of PSU shares to be issued upon achievement of the applicable performance measure specified for such PSUs.

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

10(a)	WD-40 Company 2016 Stock Incentive Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 3, 2016, Appendix A thereto.

10(b)	WD-40 Directors’ Compensation Policy and Election Plan dated October 12, 2021.

10(c)	Form of Indemnity Agreement between the Registrant and its executive officers and directors, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2013, Exhibit 10(d) thereto.

10(d)

Form of Restricted Stock Unit Agreement for grants of Restricted Stock Units to Executive Officers in fiscal years 2019 and 2020, incorporated by reference from the Registrant’s Form 10-K filed October 21, 2020, Exhibit 10(d) thereto.

10(e)

Form of Market Share Unit Award Agreement for grants of Market Share Units to Executive Officers in fiscal years 2019 and 2020, incorporated by reference from the Registrant’s Form 10-K filed October 21, 2020, Exhibit 10(e) thereto.

10(f)

Form of Deferred Performance Unit Award Agreement for grants of Deferred Performance Units to Executive Officers incorporated by reference from the Registrant’s Form 10-K filed October 21, 2020, Exhibit 10(f) thereto.

10(g)

Form of Restricted Stock Unit Agreement for grants of Restricted Stock Units to Executive Officers in fiscal year 2021, incorporated by reference from the Registrant’s Form 10-K filed October 21, 2020, Exhibit 10(g) thereto.

10(h)

Form of Market Share Unit Award Agreement for grants of Market Share Units to Executive Officers in fiscal year 2021 incorporated by reference from the Registrant’s Form 10-K filed October 21, 2020, Exhibit 10(h) thereto.

10(i)

Form of Performance Share Unit Restricted Stock Award Agreement for grants of Performance Share Units to Executive Officers in fiscal year 2021, incorporated by reference from the Registrant’s Form 10-K filed October 21, 2020, Exhibit 10(i) thereto.

10(j)	Form of Restricted Stock Unit Agreement for grants of Restricted Stock Units to Executive Officers in fiscal year 2022.

10(k)	Form of Market Share Unit Award Agreement for grants of Market Share Units to Executive Officers in fiscal year 2022.

10(l)	Form of Performance Share Unit Restricted Stock Award Agreement for grants of Performance Share Units to Executive Officers in fiscal year 2022.

10(m)	WD-40 Company 2017 Performance Incentive Compensation Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 2, 2017, Appendix A thereto.

10(n)

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

10(q)

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

10(u)

Change of Control Severance Agreement between WD-40 Company and Patricia Q. Olsem dated October 8, 2019, incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2020, Exhibit 10(a) thereto.

10(v)

Change of Control Severance Agreement between WD-40 Company and Jeffrey G. Lindeman dated December 8, 2020 incorporated by reference from the Registrant's Form 10-Q filed April 8, 2021, Exhibit 10(e) thereto.

10(w)	Credit Agreement dated March 16, 2020 among WD-40 Company and Bank of America, incorporated by reference from the Registrant’s Form 8-K filed March 20, 2020, Exhibit 10(a) thereto.

10(x)

Form of Acknowledgement Letter Agreement dated April 8, 2020 among WD-40 Company and Bank of America, incorporated by reference from the Registrant’s Form 10-Q filed April 9, 2020, Exhibit 10(d) thereto.

10(y)

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

10(ab)

Second Amendment to Note Purchase and Private Shelf Agreement dated March 16, 2020 among WD-40 Company and Prudential and certain Note Purchasers, incorporated by reference from the Registrant’s Form 8-K filed March 20, 2020, Exhibit 10(b) thereto.

10(ac)

Form of Limited Consent Letter Agreement dated April 8, 2020 among WD-40 Company and Prudential and certain Note Purchasers, incorporated by reference from the Registrant’s Form 10-Q filed April 9, 2020, Exhibit 10(e) thereto.

10(ad)

Third Amendment to Note Purchase and Private Shelf Agreement dated September 30, 2020 among WD-40 Company and Prudential and certain Note Purchasers, incorporated by reference from the Registrant’s Form 8-K filed October 6, 2020, Exhibit 10(e) thereto.

10(ae)	Series B Senior Notes dated September 30, 2020, incorporated by reference from the Registrant’s Form 8-K filed October 6, 2020, Exhibit 10(f) thereto.

10(af)	Series C Senior Notes dated September 30, 2020, incorporated by reference from the Registrant’s Form 8-K filed October 6, 2020, Exhibit 10(g) thereto.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm dated October 22, 2021.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from WD-40 Company’s Annual report on Form 10-K for the fiscal year ended August 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (ii) the Consolidated Statement of Cash Flows, (iv) the Consolidated Balance Sheet, (v) the Consolidated Statement of Shareholders’ Equity, and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021, formatted in iXBRL and contained in Exhibit 101.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WD-40 COMPANY
Registrant

/s/ JAY W. REMBOLT
JAY W. REMBOLT
Vice President, Finance
Treasurer and Chief Financial Officer
Date: October 22, 2021

/s/ RAE ANN PARTLO
RAE ANN PARTLO
Vice President and Corporate Controller
Principal Accounting Officer
Date: October 22, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ GARRY O. RIDGE
GARRY O. RIDGE
Chief Executive Officer and Director
(Principal Executive Officer)
Date: October 22, 2021

/s/ DANIEL T. CARTER
DANIEL T. CARTER, Director
Date: October 22, 2021

/s/ MELISSA CLAASSEN
MELISSA CLAASSEN, Director
Date: October 22, 2021

/s/ ERIC P. ETCHART
ERIC P. ETCHART, Director
Date: October 22, 2021

/s/ LARA L. LEE
LARA L. LEE, Director
Date: October 22, 2021

/s/ TREVOR I. MIHALIK
TREVOR I. MIHALIK, Director
Date: October 22, 2021

/s/ GRACIELA I. MONTEAGUDO
GRACIELA I. MONTEAGUDO, Director
Date: October 22, 2021

/s/ DAVID B. PENDARVIS
DAVID B. PENDARVIS, Director
Date: October 22, 2021

/s/ GREGORY A. SANDFORT
GREGORY A. SANDFORT, Director
Date: October 22, 2021

/s/ ANNE G. SAUNDERS
ANNE G. SAUNDERS, Director
Date: October 22, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of WD-40 Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of WD-40 Company and its subsidiaries (the “Company”) as of August 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended August 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Rebates - Cooperative Marketing Program Accruals

As described in Notes 2 and 11 to the consolidated financial statements, sales are recorded net of allowances for damaged goods and other sales returns, sales incentives, trade promotions and cash discounts. In determining the transaction price, management evaluates whether the price is subject to refund or adjustment related to variable consideration to determine the net consideration to which the Company expects to be entitled. Management records estimates of variable consideration, which primarily includes rebates/other discounts (cooperative marketing programs, volume-based discounts, shelf price reductions and allowances for shelf space, charges from customers for services they provide to the Company related to the sale and penalties/fines charged to the Company by customers associated with failing to adhere to contractual obligations), coupon offers, cash discount allowances, and sales returns, as a reduction of sales in its consolidated statements of operations. These estimates are based on the expected value method considering all reasonably available information, including current and past trade promotion spending patterns, status of trade promotion activities, the interpretation of historical spending trends by customer and category, customer agreements and/or currently known factors that arise in the normal course of business. Management reviews its assumptions and adjusts these estimates accordingly on a quarterly basis. The Company had an $8.4 million balance in rebate/other discount liabilities as of August 31, 2021, which are included in accrued liabilities on the Company’s consolidated balance sheets, and recorded approximately $28.7 million in rebates/other discounts as a reduction to sales during fiscal year 2021.

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

October 22, 2021

We have served as the Company’s auditor since at least 1972. We have not been able to determine the specific year we began serving as auditor of the Company.

WD-40 COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	August 31,	August 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$85,961	$56,462
Trade and other accounts receivable, less allowance for doubtful accounts of $463 and $362 at August 31, 2021
and 2020, respectively	89,558	80,672
Inventories	55,752	41,264
Other current assets	9,948	6,756
Total current assets	241,219	185,154
Property and equipment, net	70,145	60,759
Goodwill	95,869	95,731
Other intangible assets, net	7,244	8,633
Operating lease right-of-use assets	8,824	8,168
Deferred tax assets, net	858	464
Other assets	6,044	3,728
Total assets	$430,203	$362,637

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$33,499	$21,676
Accrued liabilities	25,658	21,660
Accrued payroll and related expenses	25,662	14,767
Short-term borrowings	800	800
Income taxes payable	317	1,213
Total current liabilities	85,936	60,116
Long-term borrowings	114,940	113,098
Deferred tax liabilities, net	10,401	11,291
Long-term operating lease liabilities	7,062	6,520
Other long-term liabilities	11,482	11,299
Total liabilities	229,821	202,324

Commitments and Contingencies (Note 12)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,856,865 and 19,812,685 shares issued at August 31, 2021 and 2020, respectively; and 13,708,966 and 13,664,786 shares outstanding at
August 31, 2021 and 2020, respectively	20	20
Additional paid-in capital	163,737	157,850
Retained earnings	430,735	398,731
Accumulated other comprehensive income (loss)	(26,030)	(28,208)
Common stock held in treasury, at cost ― 6,147,899 shares
at both August 31, 2021 and 2020	(368,080)	(368,080)
Total shareholders' equity	200,382	160,313
Total liabilities and shareholders' equity	$430,203	$362,637

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended August 31,
	2021	2020	2019

Net sales	$488,109	$408,498	$423,350
Cost of products sold	224,370	185,481	191,010
Gross profit	263,739	223,017	232,340

Operating expenses:
Selling, general and administrative	145,493	121,980	123,946
Advertising and sales promotion	27,956	21,606	23,306
Amortization of definite-lived intangible assets	1,449	2,211	2,706
Total operating expenses	174,898	145,797	149,958

Income from operations	88,841	77,220	82,382

Other income (expense):
Interest income	81	93	155
Interest expense	(2,395)	(2,439)	(2,541)
Other (expense) income, net	(28)	641	774
Income before income taxes	86,499	75,515	80,770
Provision for income taxes	16,270	14,805	24,862
Net income	$70,229	$60,710	$55,908

Earnings per common share:
Basic	$5.11	$4.41	$4.03
Diluted	$5.09	$4.40	$4.02

Shares used in per share calculations:
Basic	13,698	13,691	13,799
Diluted	13,733	13,719	13,830

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended August 31,
	2021	2020	2019

Net income	$70,229	$60,710	$55,908
Other comprehensive income (loss):
Foreign currency translation adjustment	2,178	4,274	(4,748)
Total comprehensive income	$72,407	$64,984	$51,160

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2018	19,729,774	$20	$153,469	$351,266	$(27,636)	5,879,361	$(321,630)	$155,489
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	44,203		(2,783)					(2,783)
Stock-based compensation			4,446					4,446
Cash dividends ($2.37 per share)				(32,889)				(32,889)
Acquisition of treasury stock						175,955	(29,625)	(29,625)
Foreign currency translation adjustment					(4,748)			(4,748)
Cumulative effect of change in accounting principle				(225)	(98)			(323)
Net income				55,908				55,908
Balance at August 31, 2019	19,773,977	$20	$155,132	$374,060	$(32,482)	6,055,316	$(351,255)	$145,475
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	38,708		(2,640)					(2,640)
Stock-based compensation			5,358					5,358
Cash dividends ($2.62 per share)				(36,039)				(36,039)
Acquisition of treasury stock						92,583	(16,825)	(16,825)
Foreign currency translation adjustment					4,274			4,274
Net income				60,710				60,710
Balance at August 31, 2020	19,812,685	$20	$157,850	$398,731	$(28,208)	6,147,899	$(368,080)	$160,313
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	44,180		(3,668)					(3,668)
Stock-based compensation			9,555					9,555
Cash dividends ($2.78 per share)				(38,225)				(38,225)
Foreign currency translation adjustment					2,178			2,178
Net income				70,229				70,229
Balance at August 31, 2021	19,856,865	$20	$163,737	$430,735	$(26,030)	6,147,899	$(368,080)	$200,382

See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended August 31,
	2021	2020	2019
Operating activities:
Net income	$70,229	$60,710	$55,908
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	7,019	7,701	7,593
Net gains on sales and disposals of property and equipment	(249)	(124)	(99)
Deferred income taxes	(1,334)	(509)	(4)
Stock-based compensation	9,555	5,358	4,446
Unrealized foreign currency exchange losses (gains), net	(511)	265	651
Provision for bad debts	210	134	67
Changes in assets and liabilities:
Trade and other accounts receivable	(6,595)	(4,499)	(7,318)
Inventories	(13,774)	555	(4,800)
Other assets	(5,343)	232	5,802
Operating lease assets and liabilities, net	15	233	-
Accounts payable and accrued liabilities	15,485	2,725	(7,948)
Accrued payroll and related expenses	10,702	(1,042)	879
Other long-term liabilities and income taxes payable	(695)	925	7,674
Net cash provided by operating activities	84,714	72,664	62,851

Investing activities:
Purchases of property and equipment	(15,059)	(19,307)	(13,282)
Proceeds from sales of property and equipment	599	362	383
Maturities of short-term investments	-	-	219
Net cash provided by (used in) investing activities	(14,460)	(18,945)	(12,680)

Financing activities:
Treasury stock purchases	-	(16,825)	(29,625)
Dividends paid	(38,225)	(36,039)	(32,889)
Proceeds from issuance of long-term senior notes	52,000	-	-
Repayments of long-term senior notes	(800)	(800)	(800)
Net proceeds (repayments) from revolving credit facility	(50,056)	29,595	(2,912)
Shares withheld to cover taxes upon conversion of equity awards	(3,668)	(2,640)	(2,783)
Net cash used in financing activities	(40,749)	(26,709)	(69,009)
Effect of exchange rate changes on cash and cash equivalents	(6)	2,219	(2,795)
Net increase (decrease) in cash and cash equivalents	29,499	29,229	(21,633)
Cash and cash equivalents at beginning of period	56,462	27,233	48,866
Cash and cash equivalents at end of period	$85,961	$56,462	$27,233

Supplemental cash flow information:
Accrued capital expenditures	1,123	1,764	1,848
Cash paid for:
Interest	$2,319	$2,259	$2,199
Income taxes, net of tax refunds received	$19,254	$12,569	$16,879

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company

WD-40 Company (“the Company”), based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products that solve problems in workshops, factories and homes around the world. The Company markets a wide range of maintenance products and its homecare and cleaning products under the following well-known brands: WD-40®, 3-IN-ONE®, GT85®, X-14®, 2000 Flushes®, Carpet Fresh®, no vac®, Spot Shot®, 1001®, Lava® and Solvol®. Currently included in the WD-40 brand are the WD-40 Multi-Use Product and the WD-40 Specialist® and WD-40 BIKE® product lines.

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

COVID-19 Considerations

The COVID-19 pandemic has adversely impacted global economic conditions and has contributed to significant volatility in financial markets beginning in early calendar year 2020, as described in the “Impact of COVID-19 on Our Business” section included in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although the Company’s current estimates contemplate current conditions, the inputs into certain of the Company’s significant and critical accounting estimates include judgments and assumptions about the economic implications of the COVID-19 pandemic and how management expects them to change in the future, as appropriate. It is reasonably possible that actual results experienced may differ materially from the Company’s estimates in future periods, which could materially affect our results of operations and financial condition.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments purchased with an original maturity of three months or less.

Trade Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance for doubtful accounts based on historical write-off experience and the identification of specific balances deemed uncollectible. Trade accounts receivable are charged against the allowance when the Company believes it is probable that the trade accounts receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers. Allowance for doubtful accounts related to the Company’s trade accounts receivable were not significant at August 31, 2021 and 2020.

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

Included in inventories are amounts for certain raw materials and components that the Company has provided to its third-party contract manufacturers but that remain unpaid to the Company as of the balance sheet date. The Company’s contract manufacturers package products to the Company’s specifications and, upon order from the Company, ship ready-to-sell inventory to either the Company’s third-party distribution centers or directly to its customers. The Company transfers certain raw materials and components to these contract manufacturers for use in the manufacturing process. Contract manufacturers are obligated to pay the Company for these raw materials and components. Amounts receivable from the contract manufacturers as of the balance sheet date related to transfers of these raw materials and components by the Company to its contract manufacturers are generally considered product held at third-party contract manufacturers and are included in inventories in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon estimated useful lives of ten to forty years for buildings and improvements, three to fifteen years for machinery and equipment, three to five years for vehicles, three to ten years for furniture and fixtures, three to seven years for R&D lab equipment and office equipment and three to five years for software and computer equipment. The useful lives of major on-premises information system installations such as implementations of enterprise resource planning (“ERP”) systems are determined on an individual basis. Depreciation expense totaled $5.6 million, $5.5 million and $4.9 million for fiscal years 2021, 2020 and 2019, respectively. These amounts include equipment depreciation expense which is recognized as cost of products sold and totaled $1.2 million in fiscal year 2021, $1.4 million in fiscal year 2020 and $1.1 million in fiscal year 2019.

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

Lease agreements may contain rent escalation clauses, renewal or termination options, and rent holidays, amongst other features. ROU assets include amounts for scheduled rent increases. The lease term includes the non-cancelable period of the lease and options to extend or terminate the lease when it is reasonably certain the Company will exercise those options, and is reviewed in subsequent periods if a triggering event occurs. The Company has made the accounting policy election to use certain ongoing practical expedients made available by ASC 842 to: (i) not separate lease components from non-lease components for real estate – office buildings, machinery and equipment, lab equipment, office equipment, furniture and fixtures, and IT equipment; and (ii) exclude leases with an initial term of 12 months or less (“short-term” leases) from the consolidated balance sheets and recognize related lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

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

When testing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. If, after assessing qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative test is unnecessary. Otherwise, a quantitative test is performed to identify the potential impairment and to measure the amount of goodwill impairment, if any. The Company also performs a quantitative assessment periodically, regardless of the results of the qualitative assessments. Any required impairment losses are recorded as a reduction in the carrying amount of the related asset and charged to results of operations. No goodwill impairments were identified by the Company during fiscal years 2021, 2020 or 2019.

Long-lived Assets

The Company’s long-lived assets consist of property and equipment and definite-lived intangible assets. Long-lived assets are depreciated or amortized, as applicable, on a straight-line basis over their estimated useful lives. The Company assesses for potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and/or its remaining useful life may no longer be appropriate. Any required impairment loss would be measured as the amount by which the asset’s carrying amount exceeds its fair value, which is the amount at which the asset could be bought or sold in a current transaction between willing market participants and would be recorded as a reduction in the carrying amount of the related asset and a charge to results of operations. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. No impairments to its long-lived assets were identified by the Company during fiscal years 2021, 2020 or 2019.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of August 31, 2021, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents and short-term borrowings are recorded at cost, which approximates their fair values, primarily due to their short-term nature. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $68.2 million as of August 31, 2021, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to their carrying value of $69.2 million. During the fiscal years ended August 31, 2021, 2020 and 2019, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

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

Concentration of Supplier Risk

The Company relies on a limited number of suppliers, including single or sole source suppliers for certain of its raw materials, packaging, product components and other necessary supplies. Where possible and where it makes business sense, the Company works with secondary or multiple suppliers to qualify additional supply sources. Historically, the Company has been able to obtain adequate supplies of these materials which are used in the production of its maintenance products and homecare and cleaning products in a timely manner from existing sources and has been able to access adequate production capacity at its third-party manufacturers. However, during the COVID-19 pandemic, the Company has experienced challenges within its supply chain, but particularly in its Americas supply chain. These challenges include general aerosol production capacity constraints primarily due to increased demand at the third-party manufacturers that the Company utilizes as well as shortages of certain raw materials.

Insurance Coverage

The Company carries insurance policies to cover insurable risks such as property damage, business interruption, product liability, cyber liability, workers’ compensation and other risks, with coverage and other terms that it believes to be adequate and appropriate. These policies may be subject to applicable deductible or retention amounts, coverage limitations and exclusions. The Company does not maintain self-insurance with respect to its material risks; therefore, the Company has not provided for self-insurance reserves as of August 31, 2021 and 2020.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses include costs related to selling the Company’s products, such as the cost of the sales force and related sales and broker commissions; shipping and handling costs paid to third-party companies to distribute finished goods from the Company’s third-party contract manufacturers and distribution centers to its customers; other general and administrative costs related to the Company’s business such as general overhead, legal and accounting fees, insurance, and depreciation; and employee-related and various other costs to support marketing, human resources, finance, supply chain, information technology and research and development activities.

Shipping and Handling Costs

Shipping and handling costs associated with the movement of finished goods from third-party contract manufacturers to the Company’s third-party distribution centers and from one third-party distribution center to another are capitalized in the cost of inventory and subsequently included in cost of sales when the sale to the customer is recognized in the statement of operations. Shipping and handling costs associated with out-bound transportation are included in selling, general and administrative expenses and are recorded at the time of shipment of product to the Company’s customers. Out-bound shipping and handling costs were $16.5 million, $12.9 million and $16.3 million for fiscal years 2021, 2020 and 2019, respectively.

Advertising and Sales Promotion Expenses

Advertising and sales promotion expenses are expensed as incurred. Advertising and sales promotion expenses include costs associated with promotional activities that the Company pays to third parties, which include costs for advertising (television, print media and internet), administration of coupon programs, consumer promotions, product demonstrations, public relations, agency costs, package design expenses and market research costs as well as market and sales data analyses. Advertising and sales promotion expenses also include product samples which are given to customers and are initiated by the Company and costs associated with shared marketing fund programs that the Company has in place with its marketing distributor customers. Total advertising and sales promotion expenses were $28.0 million, $21.6 million and $23.3 million for fiscal years 2021, 2020 and 2019, respectively.

Research and Development

The Company is involved in research and development efforts that include the ongoing development or innovation of new products and the improvement, extension or renovation of existing products or product lines. All research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses were $5.6 million, $6.0 million and $6.5 million in fiscal years 2021, 2020 and 2019, respectively. These expenses include costs associated with general research and development activities, as well as those associated with internal staff, overhead, design testing, market research and consultants.

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

The Company is required to make assertions on whether its foreign subsidiaries will invest their undistributed earnings indefinitely and these assertions are based on the capital needs of the foreign subsidiaries. Generally, unremitted earnings of the Company’s foreign subsidiaries are not considered to be indefinitely reinvested. However, there are exceptions regarding the Company’s newly formed subsidiary in Mexico as well as specific statutory remittance restrictions imposed on the Company’s China subsidiary. Costs associated with repatriating unremitted foreign earnings, including U.S. state income taxes and foreign withholding taxes, are immaterial to the Company’s consolidated financial statements. For additional information on income tax matters, see Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 13 — Income Taxes, included in this report.

Foreign Currency

The Company translates the assets and liabilities of its foreign subsidiaries into U.S. Dollars at current rates of exchange in effect at the end of the reporting period. Income and expense items are translated at rates that approximate the rates in effect at the transaction date. Gains and losses from translation are included in accumulated other comprehensive income or loss. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included as other income in the Company’s consolidated statements of operations. The Company had $0.3 million in net losses and $0.4 million and $0.6 million of net gains in foreign currency transactions in fiscal years 2021, 2020 and 2019, respectively.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized in other income (expense), net in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At August 31, 2021, the Company had a notional amount of $3.6 million outstanding in foreign currency forward contracts, which matured in September 2021. Unrealized net gains and losses related to foreign currency forward contracts were not significant at August 31, 2021 or 2020. Realized net losses related to foreign currency forward contracts were not significant for the fiscal years ended August 31, 2021 and 2020. Both unrealized and realized net gains and losses are recorded in other income on the Company’s consolidated statements of operations.

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

The Company does not currently grant stock options. The fair values of restricted stock unit awards and performance share unit awards are based on the fair value of the Company’s common stock on the date that such awards are granted. The fair value of market share unit awards is determined using a Monte Carlo simulation model. For the performance share unit awards, the Company adjusts the compensation expense over the service period based upon the expected achievement level of the applicable performance condition. As the grant date fair value of market share unit awards reflects the probabilities of the actual number of such awards expected to vest, compensation expense for such awards is not adjusted based on the expected achievement level of the applicable performance condition. The Company records any excess tax benefits or deficiencies from settlements of its stock-based equity awards within the provision for income taxes on the Company’s consolidated statements of operations in the reporting periods in which the settlement of the equity awards occur.

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

Recently Adopted Accounting Standards

The Company did not adopt any new accounting standards during its fiscal year 2021 that had a significant impact on its consolidated financial statements. However, the adoption of new SEC guidance impacted certain of the Company's disclosure requirements. In November 2020, the SEC adopted the final rule under SEC Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, to modernize and simplify Management’s Discussion and Analysis and certain financial statement disclosure requirements. These updates are part of the SEC’s broad disclosure effectiveness initiative intended to improve the content of SEC filings and simplify compliance for registrants. The SEC also adopted the final rule under SEC Release No. 33-10825, Modernization of Regulation S-K Items 101, 103, and 105, in August 2020. These amendments modernize the description of business, legal proceedings, and risk factor disclosure requirements, and were effective on November 9, 2020. The Company updated its disclosures accordingly to comply with these amendments and these amendments do not impact the Company’s consolidated financial statements.

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

Note 3. Inventories

Inventories consisted of the following (in thousands):

	August 31,	August 31,
	2021	2020
Product held at third-party contract manufacturers	$9,036	$4,393
Raw materials and components	8,981	5,034
Work-in-process	802	385
Finished goods	36,933	31,452
Total	$55,752	$41,264

Note 4. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	August 31,	August 31,
	2021	2020
Machinery, equipment and vehicles	$22,504	$20,434
Buildings and improvements	29,697	28,271
Computer and office equipment	5,742	5,420
Software	10,559	9,959
Furniture and fixtures	2,794	2,641
Capital in progress	31,016	21,939
Land	4,406	4,374
Subtotal	106,718	93,038
Less: accumulated depreciation and amortization	(36,573)	(32,279)
Total	$70,145	$60,759

Note 5. Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2019	$85,420	8,717	1,210	95,347
Translation adjustments	41	343	-	384
Balance as of August 31, 2020	85,461	9,060	1,210	95,731
Translation adjustments	15	124	(1)	138
Balance as of August 31, 2021	$85,476	$9,184	$1,209	$95,869

During the second quarter of fiscal year 2021, the Company performed its annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as required by the authoritative guidance as of the Company’s most recent goodwill impairment testing date, December 1, 2020. During the fiscal year 2021 annual goodwill impairment test, the Company performed a qualitative assessment of each reporting unit to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. In performing this qualitative assessment, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of its reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions, including the impacts of the COVID-19 pandemic; (2) industry and market conditions; (3) historical financial performance and expected financial performance; (4) other entity specific events, such as changes in management or key personnel; and (5) events affecting the Company’s reporting units, such as a change in the composition of net assets or any expected dispositions. Based on the results of this qualitative assessment, the Company determined that it is more likely than not that the carrying value of each of its reporting units is less than its fair value as of the goodwill impairment testing date and, thus, a quantitative analysis was not required. The estimated fair value of each of the Company’s reporting units exceeded their respective carrying values so significantly that an impairment charge to the Company’s goodwill balances is remote. The Company concluded that there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to December 1, 2020 through August 31, 2021. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets, which include the Spot Shot, Carpet Fresh, 1001, EZ REACH and GT85 trade names, are included in other intangible assets, net in the Company’s consolidated balance sheets. The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	August 31,	August 31,
	2021	2020
Gross carrying amount	$36,657	$36,363
Accumulated amortization	(29,413)	(27,730)
Net carrying amount	$7,244	$8,633

There has been no impairment charge for the period ended August 31, 2021 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets. The Company’s review of events and circumstances included consideration of the ongoing COVID-19 pandemic.

Changes in the carrying amounts of definite-lived intangible assets by segment are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2019	$8,401	2,251	-	$10,652
Amortization expense	(1,848)	(363)	-	(2,211)
Translation adjustments	-	192	-	192
Balance as of August 31, 2020	6,553	2,080	-	8,633
Amortization expense	(1,058)	(391)	-	(1,449)
Translation adjustments	-	60	-	60
Balance as of August 31, 2021	$5,495	$1,749	$-	$7,244

The estimated amortization expense for the Company’s definite-lived intangible assets is not significant in any future individual fiscal year.

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

The Company records right-of-use assets and lease liabilities on its consolidated balance sheets for leases with an expected term greater than one year. The lease term includes the committed lease term, also taking into account early termination and renewal options that management is reasonably certain to exercise. For leases that do not have a readily determinable implicit rate, the Company uses its estimated secured incremental borrowing rate based on the information available at the lease commencement date to determine the present value of lease payments. The Company’s estimated secured incremental borrowing rate is determined using a portfolio approach based on the rate of interest the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate in the currency of the lease. As of August 31, 2021, finance leases were not significant and all leases recorded on the Company’s consolidated balances sheets were operating leases. Residual value guarantees, restrictions, covenants, sublease income, net gains or losses from sale and leaseback transactions, and transactions with related parties associated with leases are also not significant. The Company has made the accounting policy election to use certain ongoing practical expedients made available by ASC 842 to: (i) not separate lease components from nonlease components for real estate – office buildings, machinery and equipment, lab equipment, office equipment, furniture and fixtures, and IT equipment; and (ii) exclude leases with an initial term of 12 months or less (“short-term” leases) from the consolidated balance sheets and will recognize related lease payments in the consolidated statements of operations on a straight-line basis over the lease term. However, the Company had no significant short-term leases as of August 31, 2021. The Company obtained additional right-of-use assets of $2.2 million in exchange for lease obligations related to renewals of existing leases during fiscal year 2021.

The Company recorded $2.1 million and $2.0 million in lease expense during the fiscal years ended August 31, 2021 and 2020, respectively. This lease expense was included in selling, general and administrative expenses. The Company recorded $0.6 million of lease expense classified within cost of products sold for the fiscal year ended August 31, 2021, and an insignificant amount for the fiscal year ended August 31, 2020. During the fiscal year ended August 31, 2021 and 2020, the Company paid cash of $2.0 million and $1.9 million related to lease liabilities, respectively. Variable lease expense under the Company’s lease agreements was not significant for both the fiscal years ended August 31, 2021 and 2020. As of August 31, 2021, the weighted-average remaining lease term was 6.7 years and the weighted-average discount rate was 2.8% for the Company’s operating leases. As of August 31, 2020, the weighted-average remaining lease term was 6.8 years and the weighted-average discount rate was 3.1% for the Company’s operating leases. There were no leases that had not yet commenced as of August 31, 2021 that will create additional significant rights and obligations for the Company.

Right-of-use assets and lease liabilities consisted of the following (in thousands):

	August 31,	August 31,
	2021	2020
Assets:
Operating lease right-of-use assets	$8,824	$8,168

Liabilities:
Current operating lease liabilities(1)	1,903	1,840
Long-term operating lease liabilities	7,062	6,520
Total operating lease liabilities	$8,965	$8,360

(1)Current operating lease liabilities are classified in accrued liabilities on the Company’s condensed consolidated balance sheet.

The Company’s maturities of its operating lease liabilities, including early termination and renewal options that management is reasonably certain to exercise, are as follows as of August 31, 2021 (in thousands):

Operating
Leases
Fiscal year 2022	2,134
Fiscal year 2023	1,774
Fiscal year 2024	1,557
Fiscal year 2025	1,050
Fiscal year 2026	720
Thereafter	2,741
Total undiscounted future cash flows	$9,976
Less: Interest	(1,011)
Present value of lease liabilities	$8,965

Note 7. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	August 31,	August 31,
	2021	2020
Accrued advertising and sales promotion expenses	$11,796	$10,787
Accrued professional services fees	2,122	1,761
Accrued sales taxes and other taxes	1,708	1,751
Deferred revenue	3,696	1,446
Short-term operating lease liability	1,903	1,840
Other	4,433	4,075
Total	$25,658	$21,660

Accrued payroll and related expenses consisted of the following (in thousands):

	August 31,	August 31,
	2021	2020
Accrued incentive compensation	$14,068	$5,702
Accrued payroll	4,746	4,396
Accrued profit sharing	3,273	2,726
Accrued payroll taxes	2,952	1,446
Other	623	497
Total	$25,662	$14,767

Note 8. Debt

As of August 31, 2021, the Company held borrowings under two separate agreements as detailed below.

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

Short-term and long-term borrowings under the Company’s Credit Agreement and Note Agreement consisted of the following (in thousands):

		Maturities	August 31,	August 31,
	Issuance	(calendar year)	2021	2020

Credit Agreement - revolving credit facility (1)(3)	Various	9/30/2025	46,540	$95,898

Note Agreement
Series A Notes - 3.39% fixed rate(2)	11/15/2017	2021-2032	17,200	18,000
Series B Notes - 2.50% fixed rate(3)	9/30/2020	11/15/2027	26,000	-
Series C Notes - 2.69% fixed rate(3)	9/30/2020	11/15/2030	26,000	-
Total borrowings			115,740	113,898
Short-term portion of borrowings			(800)	(800)
Total long-term borrowings			$114,940	$113,098

(1)The Company has the ability to refinance any draw under the line of credit with successive short-term borrowings through the maturity date. Outstanding draws for which management has both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of August 31, 2021, the entire balance on this facility is classified as long-term and only contains amounts denominated in Euros and Pound Sterling. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.

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

•The consolidated interest coverage ratio cannot be less than three to one. The consolidated interest coverage ratio means, as of any date of determination, the ratio of (a) consolidated EBITDA for the most recently completed four fiscal quarters to (b) consolidated interest charges for the most recently completed four fiscal quarters

As of August 31, 2021, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.

Note 9. Share Repurchase Plan

On April 8, 2020, the Company elected to suspend repurchases under its previously approved share buy-back plan, which subsequently expired on August 31, 2020. The Company made this election in order to preserve cash while it continued to monitor the long-term impacts of the COVID-19 pandemic.

On October 12, 2021, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which will become effective on November 1, 2021, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2023. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto.

Note 10. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Fiscal Year Ended August 31,
	2021	2020	2019
Net income	$70,229	$60,710	$55,908
Less: Net income allocated to participating securities	(277)	(294)	(333)
Net income available to common shareholders	$69,952	$60,416	$55,575

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Fiscal Year Ended August 31,
	2021	2020	2019
Weighted-average common shares outstanding, basic	13,698	13,691	13,799
Weighted-average dilutive securities	35	28	31
Weighted-average common shares outstanding, diluted	13,733	13,719	13,830

There were no anti-dilutive stock-based equity awards outstanding for the fiscal years ended August 31, 2021. For the fiscal years ended August 31, 2020 and 2019,weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 6,172 and 1,082, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

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

Rebates/Other Discounts — The Company offers various on-going trade promotion programs with customers and provides other discounts to customers that require management to estimate and accrue for the expected costs of such programs or discounts. These programs include cooperative marketing, volume-based discounts, shelf price reductions, consideration and allowances given to retailers for shelf space and/or favorable display positions in their stores and other promotional activities. Other discounts include items such as charges from customers for services they provide related to the sale of WD-40 Company products and penalties/fees associated with WD-40 Company failing to adhere to contractual obligations (e.g., errors on purchase orders, errors on shipment, late deliveries, etc.). Costs related to rebates, cooperative advertising and other promotional activities and other discounts are recorded as a reduction to sales upon delivery of the Company’s products to its customers. The Company had a $8.4 million and $7.5 million balance in rebate/other discount liabilities as of August 31, 2021 and 2020, respectively, which are included in accrued liabilities on the Company’s consolidated balance sheets. The Company recorded approximately $28.7 million and $20.7 million in rebates/other discounts as a reduction to sales during fiscal years 2021 and 2020, respectively.

Coupons — Coupon costs are based upon historical redemption rates and are recorded as a reduction to sales as incurred, which is when the coupons are circulated. Coupon redemption liabilities, which are included in accrued liabilities on the Company’s consolidated balance sheets, were not significant at August 31, 2021 and 2020. Coupons recorded as a reduction to sales were not significant during fiscal years 2021 and 2020, respectively.

Cash discounts — The Company offers certain of its customers a cash discount program to incentivize them to pay the invoice earlier than the normal payment date on the invoice. Although payment terms vary, most customers typically pay within 30 to 90 days of invoicing. The Company had a $0.5 million balance in the allowance for cash discounts at both August 31, 2021 and 2020. The Company recorded approximately $4.9 million and $4.4 million in cash discounts as a reduction to sales during fiscal year 2021 and 2020, respectively.

Sales returns — The Company recognizes revenue net of allowances for estimated returns, which is generally based on historical return rates, with a corresponding reduction to cost of products sold. Although the Company typically does not have definitive sales return provisions included in the contract terms with its customers, when such provisions have been included, they have not been significant. The Company presents its provision for sales returns on a gross basis as a liability. The Company’s refund liability for sales returns is included in accrued liabilities and represents the amount expected to be owed to the customers for product returns. The Company’s refund liability for sales returns was $0.5 million at August 31, 2021 and was not significant at August 31, 2020. The Company also records an asset for the value of inventory that represents the right to recover products from customers associated with sales returns. The value of this inventory is recorded to other current assets and the balance in this account associated with product returns was not significant at August 31, 2021 and August 31, 2020.

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

Contract Balances

Contract liabilities consist of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $3.7 million and $1.4 million as of August 31, 2021 and 2020, respectively. All of the $1.4 million that was included in contract liabilities as of August 31, 2020 was recognized to revenue during fiscal year 2021. These contract liabilities are recorded in accrued liabilities on the Company’s consolidated balance sheets. The Company did not have any contract assets as of August 31, 2021 and August 31, 2020.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of August 31, 2021, no such commitments were outstanding.

Litigation

From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. As of August 31, 2021, there were no unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss for the Company and, as to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.

On or about August 18, 2020, Benny Bong (“Bong”) filed a civil action against the Company and the Company’s wholly-owned subsidiary, WD-40 Manufacturing Company (“WD-40 Manufacturing”), in Indonesia in the Commercial District Court of Central Jakarta, case reference number 41 / Pdt.Sus-Merek / 2020 / PN.Niaga.Jkt.Pst. (the “Jakarta Litigation”). In April 2021, the Company and WD-40 Manufacturing, owner of the WD-40 brand trademarks, were served with Summons and Complaint for the Jakarta Litigation, in which Bong is seeking damages based on the Company’s enforcement actions against Bong following registration of a Get All-40 trademark that includes a yellow shield logo similar to the WD-40 brand shield logo (the “Get All 40 Trademark”). The complaint asserts claims for damages for more than $25.0 million.

The dispute underlying the Jakarta Litigation follows 2018 litigation filed by WD-40 Manufacturing, in which the Commercial District Court ordered cancellation of two earlier Get All-40 trademark registrations. In January 2021, WD-40 Manufacturing filed a new cancellation action in a separate proceeding before the Commercial District Court seeking to invalidate the most recent Get All-40 Trademark registration. In August 2021, the Commercial District Court granted WD-40 Manufacturing’s action for cancellation of the Get All-40 Trademark. Bong initiated appeal of the cancellation decision in September 2021.

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

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of August 31, 2021.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of August 31, 2021.

Note 13. Income Taxes

Income before income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2021	2020	2019
United States	$40,949	$43,000	$47,962
Foreign (1)	45,550	32,515	32,808
Income before income taxes	$86,499	$75,515	$80,770

(1)Included in these amounts are income before income taxes for the EMEA segment of $38.8 million, $27.0 million and $26.6 million for the fiscal years ended August 31, 2021, 2020 and 2019, respectively.

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2021	2020	2019
Current:
Federal	$5,871	$7,267	$15,591
State	1,007	822	800
Foreign	10,944	7,139	7,679
Total current	17,822	15,228	24,070

Deferred:
United States	(1,201)	(619)	843
Foreign	(351)	196	(51)
Total deferred	(1,552)	(423)	792
Provision for income taxes	$16,270	$14,805	$24,862

Deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	August 31,	August 31,
	2021	2020
Deferred tax assets:
Accrued payroll and related expenses	$1,029	$891
Reserves and accruals	1,115	1,079
Stock-based compensation expense	2,387	2,162
Lease Accounting	882	828
Uniform capitalization	1,558	954
Tax credit carryforwards	3,911	3,374
Other	1,569	1,437
Total gross deferred tax assets	12,451	10,725
Valuation allowance	(3,984)	(3,442)
Total net deferred tax assets	8,467	7,283

Deferred tax liabilities:
Property and equipment, net	(1,927)	(1,515)
Amortization of tax goodwill and intangible assets	(15,109)	(15,205)
Lease Accounting	(856)	(808)
Other	(118)	(582)
Total deferred tax liabilities	(18,010)	(18,110)
Net deferred tax liabilities	$(9,543)	$(10,827)

The Company had state net operating loss (“NOL”) carryforwards of $4.5 million and $3.9 million as of August 31, 2021 and 2020, respectively, which generated a net deferred tax asset of $0.3 million as of both August 31, 2021 and 2020. The state NOL carryforwards, if unused, will expire between fiscal year 2022 and 2041. The Company also had tax credit carryforwards of $3.9 million and $3.4 million as of August 31, 2021 and 2020, respectively, of which $3.7 million and $3.2 million, respectively, is attributable to U.K. tax credit carryforwards, which do not expire. Future utilization of the U.K. tax credit carryforwards and certain state credit carryforwards is uncertain and is dependent upon several factors that may not occur, including the generation of future taxable income in certain jurisdictions. At this time, management cannot conclude that it is “more likely than not” that the related deferred tax assets will be realized. Accordingly, a valuation allowance has been recorded against the related deferred tax asset associated with the U.K. tax credit carryforwards and certain state carryforwards.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows (in thousands):

	Fiscal Year Ended August 31,
	2021	2020	2019
Amount computed at U.S. statutory federal tax rate	$18,165	$15,858	$16,962
State income taxes, net of federal tax benefits	803	853	963
Effect of foreign operations	629	297	318
Net benefit from GILTI/FDII	(1,764)	(1,582)	(1,404)
Tax Cuts and Jobs Act:
Toll tax, net of foreign tax credits	-	-	8,665
Benefit from stock compensation	(1,813)	(1,129)	(1,107)
Other	250	508	465
Provision for income taxes	$16,270	$14,805	$24,862

The provision for income taxes was 18.8% and 19.6% of income before income taxes for the fiscal years ended August 31, 2021 and 2020, respectively. The decrease in the effective income tax rate from period to period was primarily due to an increase in excess tax benefits from settlements of stock-based equity awards, as well as increased benefits from earnings from foreign operations.

Reconciliations of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	Fiscal Year Ended August 31,
	2021	2020
Unrecognized tax benefits - beginning of fiscal year	$9,352	$9,384
Net increases (decreases) - prior period tax positions	31	-
Net increases - current period tax positions	254	230
Expirations of statute of limitations for assessment	(323)	(262)
Unrecognized tax benefits - end of fiscal year	$9,314	$9,352

Gross unrecognized tax benefits totaled $9.3 million and $9.4 million for the fiscal years ended August 31, 2021 and 2020, respectively, of which $9.1 million and $9.2 million in fiscal years ended August 31, 2021 and 2020, respectively, would affect the Company’s effective income tax rate if recognized. Interest and penalties related to uncertain tax positions included in tax expense was $0.3 million and $0.5 million for fiscal year ending August 31, 2021 and 2020, respectively, primarily related to the toll tax liability reserve. The total balance of accrued interest and penalties related to uncertain tax positions was $1.2 million and $1.0 million for the fiscal years ended August 31, 2021 and 2020, respectively.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes and closed audits, the Company’s federal income tax returns for years prior to fiscal year 2018 are not subject to examination by the U.S. Internal Revenue Service. The Company is currently under audit in various state jurisdictions for fiscal years 2017 through 2020. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2017 are no longer subject to examination. The Company has estimated that up to $0.3 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

Note 14. Stock-based Compensation

As of August 31, 2021, the Company had one stock incentive plan, the WD-40 Company 2016 Stock Incentive Plan (“2016 Plan”), which was approved by the Company’s shareholders effective as of December 13, 2016. The 2016 Plan permits the granting of various stock-based equity awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards to employees, directors and consultants. To date through August 31, 2021, the Company had granted awards of restricted stock units (“RSUs”), market share units (“MSUs”), deferred performance units (“DPUs”) and performance share units (“PSUs”) under the 2016 Plan. Additionally, as of August 31, 2021, there were still certain outstanding awards which had been granted under the Company’s prior equity incentive plan. The 2016 Plan is administered by the Board of Directors (the “Board”) or the Compensation Committee or other designated committee of the Board (the “Committee”). All stock-based equity awards granted under the 2016 Plan are subject to the specific terms and conditions as determined by the Committee at the time of grant of such awards in accordance with the various terms and conditions specified for each award type per the 2016 Plan. The total number of shares of common stock authorized for issuance pursuant to grants of awards under the 2016 Plan is 1,000,000. As of August 31, 2021, 543,700 shares of common stock remained available for future issuance pursuant to grants of awards under the 2016 Plan. The shares of common stock to be issued pursuant to awards under the 2016 Plan may be authorized shares not previously issued, or treasury shares. The Company has historically issued new authorized shares not previously issued upon the settlement of the various stock-based equity awards under its equity incentive plans.

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

During fiscal year 2021, PSU awards were granted for the first time under the 2016 Plan in October 2021 and granting of new DPUs was discontinued by the Company. No DPUs were granted in fiscal year 2021. Although certain vested DPU awards granted in prior periods remain outstanding due to a deferred settlement feature contained within these award agreements, the expense associated with these awards has been fully recognized in prior periods. Many features of the Company’s PSU award agreements are similar to the discontinued DPU awards with the exception of the timing and terms of issuances. Vested DPUs contain a deferred settlement feature wherein the awards must be held until termination of employment, prior to which the recipients are entitled to dividend equivalents, with vested shares to be issued six months following each such recipient’s termination of employment with the Company. Vested PSUs are issuable prior to termination of employment but contain a period of restriction, wherein the recipient cannot sell or otherwise dispose of the stock until six months following termination of employment with the Company. Vesting of the PSUs granted to certain high level employees follows a performance measurement period of one fiscal year that is the same fiscal year in which the PSU awards are granted (the “Measurement Year”). A number of PSUs equal to the applicable percentage of the maximum number of PSUs awarded will be confirmed as vested and issuable following the conclusion of the applicable PSU Measurement Year after the Committee’s certification of achievement of the applicable performance measure for such awards. The recipient must remain employed with the Company for vesting purposes until August 31 of the Measurement Year, subject to potential pro-rata vesting in the event of earlier retirement of the holder of the award in accordance with the award agreement.

Stock-based compensation expense is amortized on a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense related to the Company’s stock-based equity awards is as follows by award type (in thousands):

	Fiscal Year Ended August 31,
	2021	2020	2019
RSU compensation expense	$3,656	$3,325	$2,876
MSU compensation expense	2,294	2,033	1,570
PSU compensation expense (1)	3,605	-	-
Total	$9,555	$5,358	$4,446

(1)PSU awards, similar to DPU awards that were replaced by PSUs in fiscal year 2021, contain performance conditions for which accrual of expense is based on the probable outcome of the performance conditions. Vesting of DPUs related to the measurement years of both fiscal year 2020 and 2019 was deemed not probable at the end of each fiscal year. DPUs were then discontinued by the Company prior fiscal year 2021. PSUs pertaining to the measurement year of fiscal year 2021 vested at 100% since the performance conditions were fully achieved.

The Company recorded deferred tax assets related to such stock-based compensation of $2.0 million, $1.2 million and $1.0 million for the fiscal years ended August 31, 2021, 2020 and 2019, respectively. As of August 31, 2021, the total unamortized compensation cost related to non-vested stock-based equity awards was $0.5 million and $2.8 million for RSUs and MSUs, respectively, which the Company expects to recognize over remaining weighted-average vesting periods of 1.6 and 1.75 years for RSUs and MSUs, respectively. No unamortized compensation cost for DPUs or PSUs remained as of August 31, 2021.

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

A summary of the Company’s restricted stock unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Restricted Stock Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2020	86,154	$106.20
Granted	17,244	$208.29
Converted to common shares	(33,996)	$104.94
Forfeited	(401)	$183.37
Outstanding at August 31, 2021	69,001	$131.88	$16,535
Vested at August 31, 2021	44,701	$103.07	$10,712

The weighted-average grant date fair value of all RSUs granted during the fiscal years ended August 31, 2021, 2020 and 2019 was $208.29, $184.43 and $163.93, respectively. The total intrinsic value of all RSUs converted to common shares was $8.5 million, $5.4 million and $6.0 million for the fiscal years ended August 31, 2021, 2020 and 2019, respectively.

The income tax benefits from RSUs converted to common shares totaled $1.9 million, $1.2 million and $1.4 million for the fiscal years ended August 31, 2021, 2020 and 2019, respectively.

Market Share Units

The MSUs are market performance-based awards that vest with respect to the applicable percentage of the target number of MSU shares based on relative total stockholder return (“TSR”) for the Company as compared to the total return for the Russell 2000 Index (“Index”) over the performance Measurement Period. The ultimate number of MSUs that vest may range from 0% to 200% of the original target number of shares depending on the relative achievement of the TSR performance measure at the end of the Measurement Period. The grant date fair value of MSUs are estimated using a Monte Carlo simulation model and are expensed over the requisite service period rendered. Assumptions and estimates utilized in the model include expected volatilities of the

Company’s stock and the Index, the Company’s risk-free interest rate and expected dividends. The probabilities of the actual number of MSUs expected to vest and resultant actual number of shares of common stock expected to be awarded are reflected in the grant date fair values of the various MSU awards; therefore, the compensation expense for the MSU awards is not adjusted based on the actual number of such MSU awards to ultimately vest.

The following weighted-average assumptions for MSU grants for the last three fiscal years were used in the Monte Carlo simulation model:

	Fiscal Year Ended August 31,
	2021	2020	2019
Expected volatility	28.5%	21.4%	19.6%
Risk-free interest rate	0.2%	1.4%	3.0%
Expected dividend yield	0.0%	0.0%	0.0%

The expected volatility utilized is based on the historical volatilities of the Company’s common stock and the Index in order to model the stock price movements. The volatility used was calculated over the most recent 2.88-year period for MSUs granted during the fiscal year ended August 31, 2021 and over the most recent 2.90-year periods for MSUs granted during each of the fiscal years ended August 31, 2020 and 2019, which were the remaining terms of the performance Measurement Period at the dates of grant. The risk-free interest rates used are based on the implied yield available on a U.S. Treasury zero-coupon bill with a remaining term equivalent to the remaining performance Measurement Period. The expected dividend yield of zero was used in the Monte Carlo simulation model for the purposes of computing the relative TSR of the Company compared to the Index since it is the mathematical equivalent to reinvesting dividends in each issuing entity over the performance Measurement Period.

A summary of the Company’s market share unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Market Share Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2020	39,118	$164.14
Granted	13,701	$184.96
Performance factor adjustments	11,105	$107.05
Converted to common shares	(25,289)	$104.64
Forfeited	(2,041)	$180.13
Outstanding at August 31, 2021 (1)	36,594	$194.83	$8,769

(1)This figure represents the total number of shares underlying MSU grants assuming achievement of the target number of shares at 100%. As the ultimate number of shares that vest could be as high as 200% of the target, the Company may be required to issue additional shares to satisfy outstanding MSU award grants.

The weighted-average grant date fair value of all MSUs granted during the fiscal years ended August 31, 2021, 2020 and 2019 was $184.96, $216.77 and $177.82, respectively. The total intrinsic value of all MSUs converted to common shares was $5.9 million, $4.4 million and $4.0 million for the fiscal years ended August 31, 2021, 2020 and 2019, respectively.

The income tax benefits from MSUs converted to common shares totaled $1.3 million for the fiscal year ended August 31, 2021, and $0.9 million for the fiscal years ended August 31, 2020 and 2019.

Deferred Performance Units

During fiscal year 2021, the Company discontinued the granting of new DPU awards. Although certain vested DPU awards granted in prior period remain outstanding due to the deferred settlement feature contained within these award agreements, the expense associated with these awards has been fully recognized in prior periods. DPU awards converted to common shares issued to recipients following termination of employment from the Company were not material to the Company’s consolidated financial statements and related disclosures during fiscal years 2021, 2020 and 2019 respectively.

Performance Share Units

The PSU awards provide for performance-based vesting over a measurement period of the fiscal year in which the PSU awards are granted. The performance vesting provisions of the PSUs are based on relative achievement within an established performance measure range of the Company’s reported earnings before interest, income taxes, depreciation in operating departments, and amortization computed on a consolidated basis for the Measurement Year, before deduction of the stock-based compensation expense for the Vested PSUs and excluding other non-operating income and expense amounts (“Adjusted Global EBITDA”). The ultimate number of PSUs that vest may range from 0% to 100% of the original maximum number of DPUs awarded depending on the relative achievement of the Adjusted Global EBITDA performance measure at the end of the Measurement Year.

The estimated fair value of each of the Company’s PSU awards was determined on the date of grant based on the closing market price of the Company’s common stock on the date of grant less the grant date present value of expected dividends during the vesting period for the PSUs, which are not entitled to receive dividend equivalents with respect to the unvested PSUs.

A summary of the Company’s performance share unit activity is as follows (in thousands, except share and per share amounts):

		Weighted-Average
		Grant Date
	Number of	Fair Value	Aggregate
Performance Share Units	Shares	Per Share	Intrinsic Value
Outstanding at August 31, 2020	-	$-
Granted	19,468	$197.51
Performance factor adjustments	-	$-
Converted to common shares	-	$-
Forfeited	(1,216)	$197.51
Outstanding at August 31, 2021 (1)	18,252	$197.51	$4,373

(1)PSUs pertaining to the measurement year of fiscal year 2021 vested at 100% since performance conditions were fully achieved at an attainment level of 100%, which was certified subsequent to August 31, 2021 by the Company’s compensation committee.

The weighted-average grant date fair value of all PSUs granted during the fiscal years ended August 31, 2021 was $197.51. These PSU awards were granted for the first time in October 2021. There have been no PSUs converted to common shares as of the fiscal year ended August 31, 2021.

Note 15. Other Benefit Plans

The Company has a WD-40 Company Profit Sharing/401(k) Plan and Trust (the “Profit Sharing/401(k) Plan”) whereby regular U.S. employees who have completed certain minimum service requirements can defer a portion of their income through contributions to a trust. The Profit Sharing/401(k) Plan provides for Company contributions to the trust, as approved by the Board of Directors, as follows: 1) matching contributions to each participant up to 50% of the first 6.6% of compensation contributed by the participant; 2) fixed non-elective contributions in the amount equal to 10% of eligible compensation; and 3) a discretionary non-elective contribution in an amount to be determined by the Board of Directors up to 5% of eligible compensation. The Company’s contributions are subject to overall employer contribution limits and may not exceed the amount deductible for income tax purposes. The Profit Sharing/401(k) Plan may be amended or discontinued at any time by the Company. The Company’s contribution expense for the Profit Sharing/401(k) Plan was $3.9 million for fiscal year 2021, $3.6 million for fiscal year 2020 and $3.3 million for fiscal year 2019.

The Company’s international subsidiaries have similar benefit plan arrangements, dependent upon the local applicable laws and regulations. The plans provide for Company contributions to an appropriate third-party plan, as approved by the subsidiary’s Board of Directors. The Company’s contribution expense related to the international plans was $1.9 million for the fiscal year ended August 31, 2021 and $1.6 million for the fiscal years ended August 31, 2020 and 2019.

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

				Unallocated
	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
Fiscal Year Ended August 31, 2021
Net sales	$214,601	$208,252	$65,256	$-	$488,109
Income from operations	$51,591	$53,003	$19,121	$(34,874)	$88,841
Depreciation and
amortization expense	$3,219	$3,174	$307	$319	$7,019
Interest income	$1	$5	$75	$-	$81
Interest expense	$1,909	$481	$5	$-	$2,395

Fiscal Year Ended August 31, 2020
Net sales	$200,493	$156,241	$51,764	$-	$408,498
Income from operations	$51,089	$37,620	$14,982	$(26,471)	$77,220
Depreciation and
amortization expense	$4,361	$2,855	$307	$178	$7,701
Interest income	$15	$2	$76	$-	$93
Interest expense	$1,867	$567	$5	$-	$2,439

Fiscal Year Ended August 31, 2019
Net sales	$193,972	$160,615	$68,763	$-	$423,350
Income from operations	$50,069	$37,246	$20,813	$(25,746)	$82,382
Depreciation and
amortization expense	$4,532	$2,538	$282	$241	$7,593
Interest income	$29	$23	$103	$-	$155
Interest expense	$2,156	$379	$6	$-	$2,541

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

Net sales by product group are as follows (in thousands):

	Fiscal Year Ended August 31,
	2021	2020	2019
Maintenance products	$448,817	$369,444	$386,644
Homecare and cleaning products	39,292	39,054	36,706
Total	$488,109	$408,498	$423,350

Net sales and long-lived assets by geographic area are as follows (in thousands):

	Fiscal Year Ended August 31,
	2021	2020	2019
Net Sales by Geography:
United States	$164,946	$164,446	$157,904
International	323,163	244,052	265,446
Total	$488,109	$408,498	$423,350

Long-lived Assets by Geography (1) :
United States	$37,204	$32,242	$24,535
International	32,941	28,517	20,541
Total	$70,145	$60,759	$45,076

(1) Includes tangible assets and property and equipment, net, attributed to the geographic location in which such assets are located.

Note 17. Subsequent Events

Dividend Declaration

On October 4, 2021, the Company’s Board of Directors declared a cash dividend of $0.72 per share payable on October 29, 2021 to shareholders of record on October 15, 2021.

Share Repurchase Plan

On October 12, 2021, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which will become effective on November 1, 2021, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2023. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto.