Form 10-Q
period 2021-11-30
WD 40 CO
filed 2022-01-06
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2021

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of January 3, 2022 was 13,687,367.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended November 30, 2021

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	November 30,	August 31,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$59,519	$85,961
Trade and other accounts receivable, less allowance for doubtful accounts of $451 and $463 at November 30, 2021
and August 31, 2021, respectively	95,542	89,558
Inventories	67,875	55,752
Other current assets	10,392	9,948
Total current assets	233,328	241,219
Property and equipment, net	68,980	70,145
Goodwill	95,723	95,869
Other intangible assets, net	6,828	7,244
Operating lease right-of-use assets	8,528	8,824
Deferred tax assets, net	840	858
Other assets	7,212	6,044
Total assets	$421,439	$430,203

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$35,303	$33,499
Accrued liabilities	26,214	25,658
Accrued payroll and related expenses	18,096	25,662
Short-term borrowings	800	800
Income taxes payable	645	317
Total current liabilities	81,058	85,936
Long-term borrowings	112,729	114,940
Deferred tax liabilities, net	11,066	10,401
Long-term operating lease liabilities	6,722	7,062
Other long-term liabilities	11,466	11,482
Total liabilities	223,041	229,821

Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,886,937 and 19,856,865 shares issued at November 30, 2021 and
August 31, 2021, respectively; and 13,707,038 and 13,708,966 shares
outstanding at November 30, 2021 and August 31, 2021, respectively	20	20
Additional paid-in capital	162,382	163,737
Retained earnings	439,385	430,735
Accumulated other comprehensive loss	(27,923)	(26,030)
Common stock held in treasury, at cost ― 6,179,899 and 6,147,899
shares at November 30, 2021 and August 31, 2021, respectively	(375,466)	(368,080)
Total shareholders' equity	198,398	200,382
Total liabilities and shareholders' equity	$421,439	$430,203

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended November 30,
	2021	2020

Net sales	$134,746	$124,559
Cost of products sold	66,276	54,313
Gross profit	68,470	70,246

Operating expenses:
Selling, general and administrative	38,423	35,977
Advertising and sales promotion	5,624	5,519
Amortization of definite-lived intangible assets	363	358
Total operating expenses	44,410	41,854

Income from operations	24,060	28,392

Other income (expense):
Interest income	25	19
Interest expense	(620)	(570)
Other income (expense), net	(329)	179
Income before income taxes	23,136	28,020
Provision for income taxes	4,581	4,397
Net income	$18,555	$23,623

Earnings per common share:
Basic	$1.35	$1.72
Diluted	$1.34	$1.72

Shares used in per share calculations:
Basic	13,716	13,675
Diluted	13,752	13,706

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended November 30,
	2021	2020

Net income	$18,555	$23,623
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,893)	588
Total comprehensive income	$16,662	$24,211

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2021	19,856,865	$20	$163,737	$430,735	$(26,030)	6,147,899	$(368,080)	$200,382
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	30,072	-	(4,246)					(4,246)
Stock-based compensation			2,891					2,891
Cash dividends ($0.72 per share)				(9,905)				(9,905)
Acquisition of treasury stock						32,000	(7,386)	(7,386)
Foreign currency translation adjustment					(1,893)			(1,893)
Cumulative effect of change in accounting principle								-
Net income				18,555				18,555
Balance at November 30, 2021	19,886,937	$20	$162,382	$439,385	$(27,923)	6,179,899	$(375,466)	$198,398

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2020	19,812,685	$20	$157,850	$398,731	$(28,208)	6,147,899	$(368,080)	$160,313
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	23,417	-	(3,490)					(3,490)
Stock-based compensation			2,665					2,665
Cash dividends ($0.67 per share)				(9,199)				(9,199)
Foreign currency translation adjustment					588			588
Net income				23,623				23,623
Balance at November 30, 2020	19,836,102	$20	$157,025	$413,155	$(27,620)	6,147,899	$(368,080)	$174,500

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended November 30,
	2021	2020
Operating activities:
Net income	$18,555	$23,623
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,987	1,700
Net losses (gains) on sales and disposals of property and equipment	9	(55)
Deferred income taxes	738	236
Stock-based compensation	2,891	2,665
Unrealized foreign currency exchange losses	541	52
Provision for bad debts	30	124
Changes in assets and liabilities:
Trade and other accounts receivable	(7,980)	(9,936)
Inventories	(13,054)	(345)
Other assets	(1,793)	(1,304)
Operating lease assets and liabilities, net	2	6
Accounts payable and accrued liabilities	4,126	4,590
Accrued payroll and related expenses	(7,324)	624
Other long-term liabilities and income taxes payable	325	1,941
Net cash (used in) provided by operating activities	(947)	23,921

Investing activities:
Purchases of property and equipment	(2,434)	(3,812)
Proceeds from sales of property and equipment	72	142
Net cash used in investing activities	(2,362)	(3,670)

Financing activities:
Treasury stock purchases	(7,386)	-
Dividends paid	(9,905)	(9,199)
Proceeds from issuance of long-term senior notes	-	52,000
Repayments of long-term senior notes	(400)	(400)
Net repayments of revolving credit facility	-	(50,000)
Shares withheld to cover taxes upon conversions of equity awards	(4,246)	(3,490)
Net cash used in financing activities	(21,937)	(11,089)
Effect of exchange rate changes on cash and cash equivalents	(1,196)	220
Net (decrease) increase in cash and cash equivalents	(26,442)	9,382
Cash and cash equivalents at beginning of period	85,961	56,462
Cash and cash equivalents at end of period	$59,519	$65,844

Supplemental disclosure of noncash investing activities:
Accrued capital expenditures	$294	$1,274

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. The Company

WD-40 Company (the “Company”), based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products that solve problems in workshops, factories and homes around the world. The Company markets a wide range of maintenance products and its homecare and cleaning products under the following well-known brands: WD-40®, 3-IN-ONE®, GT85®, X-14®, 2000 Flushes®, Carpet Fresh®, no vac®, Spot Shot®, 1001®, Lava® and Solvol®. Currently included in the WD-40 brand are the WD-40 Multi-Use Product and the WD-40 Specialist® and WD-40 BIKE® product lines.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2021 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments necessary for a fair statement thereof and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2021, which was filed with the SEC on October 22, 2021.

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

COVID-19 Considerations

The COVID-19 pandemic has adversely impacted global economic conditions and has contributed to significant volatility in financial markets beginning in early calendar year 2020, as described in the “Impact of COVID-19 on Our Business” section included in Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although the Company’s estimates consider current conditions, the inputs into certain of the Company’s significant and critical accounting estimates include judgments and assumptions about the economic implications of the COVID-19 pandemic and how management expects them to change in the future, as appropriate. It is reasonably possible that actual results experienced may differ materially from the Company’s estimates in future periods, which could materially affect our results of operations and financial condition.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized in other income (expense), net in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At November 30, 2021, the Company had a notional amount of $1.5 million outstanding in foreign currency forward contracts, which will mature on January 28, 2022. Unrealized net gains and losses related to foreign currency forward contracts were not significant at November 30, 2021 and August 31, 2021. Realized net gains and losses related to foreign currency forward contracts were not significant for both the three months ended November 30, 2021 and 2020. Both unrealized and realized net gains and losses are recorded in other income (expense), net on the Company’s condensed consolidated statements of operations.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of November 30, 2021, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents and short-term borrowings are recorded at cost, which approximates their fair values, primarily due to their short-term nature. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $66.3 million as of November 30, 2021, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to their carrying value of $68.8 million. During the three months ended November 30, 2021, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes” under ASC 740, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and amended existing guidance to improve consistent application. This guidance is effective for fiscal years beginning after December 15, 2020, including interim periods within that fiscal year. The Company adopted this new guidance on September 1, 2021, and the adoption of this guidance did not have a material impact on its consolidated financial statements and related disclosures.

Note 3. Inventories

Inventories consist primarily of raw materials and components, finished goods, and product held at third-party contract manufacturers. Inventories are stated at the lower of cost or net realizable value and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method. Inventories consisted of the following (in thousands):

	November 30,	August 31,
	2021	2021
Product held at third-party contract manufacturers	$9,727	$9,036
Raw materials and components	10,195	8,981
Work-in-process	1,778	802
Finished goods	46,175	36,933
Total	$67,875	$55,752

Note 4. Property and Equipment

Property and equipment, net, consisted of the following (in thousands):

	November 30,	August 31,
	2021	2021
Machinery, equipment and vehicles	$35,893	$22,504
Buildings and improvements	29,560	29,697
Computer and office equipment	6,121	5,742
Software	10,532	10,559
Furniture and fixtures	2,843	2,794
Capital in progress	17,316	31,016
Land	4,371	4,406
Subtotal	106,636	106,718
Less: accumulated depreciation and amortization	(37,656)	(36,573)
Total	$68,980	$70,145

At August 31, 2021, capital in progress on the balance sheet included $30.3 million associated with capital costs related to proprietary machinery and equipment for the Company’s next generation of delivery systems for its WD-40 Smart Straw® products. During the three months ended November 30, 2021, $13.5 million of this machinery and equipment was placed in service and thus the Company reclassified these amounts from capital in progress to machinery, equipment and vehicles.

Note 5. Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2021	$85,476	$9,184	$1,209	$95,869
Translation adjustments	(15)	(131)	-	(146)
Balance as of November 30, 2021	$85,461	$9,053	$1,209	$95,723

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

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets, which include the Spot Shot, Carpet Fresh, 1001, EZ REACH and GT85 trade names, are included in other intangible assets, net in the Company’s condensed consolidated balance sheets. The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	November 30,	August 31,
	2021	2021
Gross carrying amount	$36,342	$36,657
Accumulated amortization	(29,514)	(29,413)
Net carrying amount	$6,828	$7,244

There has been no impairment charge for the three months ended November 30, 2021 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets. The Company’s review of events and circumstances included consideration of the ongoing COVID-19 pandemic.

Changes in the carrying amounts of definite-lived intangible assets by segment for the three months ended November 30, 2021 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2021	$5,495	$1,749	$-	$7,244
Amortization expense	(264)	(99)	-	(363)
Translation adjustments	-	(53)	-	(53)
Balance as of November 30, 2021	$5,231	$1,597	$-	$6,828

The estimated amortization expense for the Company’s definite-lived intangible assets is not significant in any future individual fiscal year.

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	November 30,	August 31,
	2021	2021
Accrued advertising and sales promotion expenses	$11,601	$11,796
Accrued professional services fees	2,051	2,122
Accrued sales taxes and other taxes	2,135	1,708
Deferred revenue	5,015	3,696
Short-term operating lease liability	1,929	1,903
Other	3,483	4,433
Total	$26,214	$25,658

Accrued payroll and related expenses consisted of the following (in thousands):

	November 30,	August 31,
	2021	2021
Accrued incentive compensation	$3,777	$14,068
Accrued payroll	4,331	4,746
Accrued profit sharing	4,131	3,273
Accrued payroll taxes	5,157	2,952
Other	700	623
Total	$18,096	$25,662

Note 7. Debt

As of November 30, 2021, the Company held borrowings under two separate agreements as detailed below.

Note Purchase and Private Shelf Agreement

The Company holds borrowings under its Note Purchase and Private Shelf Agreement (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”). As of November 30, 2021, the Company had outstanding balances on its series A, B and C notes issued under this Note Agreement.

Credit Agreement

The Company’s Amended and Restated Credit Agreement (the “Credit Agreement”) with Bank of America consists of a revolving commitment for borrowing by the Company up to $150.0 million with a sublimit of $100.0 million for WD-40 Company Limited, a wholly owned operating subsidiary of the Company for Europe, the Middle East, Africa and India. The Credit Agreement currently has a maturity date of September 30, 2025.

On November 29, 2021, the Company entered into its most recent amendment to the Credit Agreement (the “LIBOR Amendment”) with Bank of America. The LIBOR Amendment changed the Company’s index rates under the Credit Agreement for British Pound Sterling and U.S. Dollar borrowings from the London Interbank Offered Rate as administered by ICE Benchmark Administration to the Sterling Overnight Index Average Reference Rate and the Bloomberg Short-term Bank Yield Index rate, respectively, as well as certain definitions and clarifications within the Credit Agreement to accommodate the change in index rates. The impact of the LIBOR amendment was insignificant to the Company’s consolidated financial statements.

Short-term and long-term borrowings under the Company’s Credit Agreement and Note Agreement consisted of the following (in thousands):

		Maturities	November 30,	August 31,
	Issuance	(calendar year)	2021	2021

Credit Agreement - revolving credit facility (1)	Various	9/30/2025	$44,729	$46,540

Note Agreement
Series A Notes - 3.39% fixed rate(2)	11/15/2017	2021-2032	16,800	17,200
Series B Notes - 2.50% fixed rate(3)	9/30/2020	11/15/2027	26,000	26,000
Series C Notes - 2.69% fixed rate(3)	9/30/2020	11/15/2030	26,000	26,000
Total borrowings			113,529	115,740
Short-term portion of borrowings			(800)	(800)
Total long-term borrowings			$112,729	$114,940

(1)The Company has the ability to refinance any draw under the line of credit with successive short-term borrowings through the maturity date. Outstanding draws for which management has both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of November 30, 2021, the entire balance on this facility is classified as long-term and only contains amounts denominated in Euros and Pound Sterling. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.

(2)Principal payments are required semi-annually in May and November of each year in equal installments of $0.4 million through May 15, 2032. The remaining outstanding principal in the amount of $8.4 million will become due on November 15, 2032.

(3)Interest on notes is payable semi-annually in May and November of each year with no principal due until the maturity date.

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

•The consolidated interest coverage ratio cannot be less than three to one. The consolidated interest coverage ratio means, as of any date of determination, the ratio of (a) consolidated EBITDA for the most recently completed four fiscal quarters to (b) consolidated interest charges for the most recently completed four fiscal quarters

As of November 30, 2021, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.

Note 8. Share Repurchase Plan

On October 12, 2021, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which became effective on November 1, 2021, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2023. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from November 1, 2021 through November 30, 2021, the Company repurchased 32,000 shares at an average price of $230.79 per share, for a total cost of $7.4 million under this $75.0 million plan.

Note 9. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended November 30,
	2021	2020
Net income	$18,555	$23,623
Less: Net income allocated to
participating securities	(64)	(110)
Net income available to common shareholders	$18,491	$23,513

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended November 30,
	2021	2020
Weighted-average common
shares outstanding, basic	13,716	13,675
Weighted-average dilutive securities	36	31
Weighted-average common
shares outstanding, diluted	13,752	13,706

For the three months ended November 30, 2021, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 5,145 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. For the three months ended November 30, 2020, there were no anti-dilutive stock-based equity awards outstanding.

Note 10. Revenue Recognition

Disaggregation of Revenue

The following table presents our revenues by segment and major source (in thousands):

:

	Three Months Ended November 30, 2021:
	Americas	EMEA	Asia-Pacific	Total
Maintenance products	$51,984	$55,443	$18,603	$126,030
HCCP (1)	4,304	2,112	2,300	8,716
Total net sales	$56,288	$57,555	$20,903	$134,746

	Three Months Ended November 30, 2020:
	Americas	EMEA	Asia-Pacific	Total
Maintenance products	$48,503	$52,376	$13,464	$114,343
HCCP (1)	5,685	2,373	2,158	10,216
Total net sales	$54,188	$54,749	$15,622	$124,559

(1)Homecare and cleaning products (“HCCP”)

Contract Balances

Contract liabilities consist of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $5.0 million and $3.7 million as of November 30, 2021 and August 31, 2021, respectively. All of the $3.7 million that was included in contract liabilities as of August 31, 2021 was recognized to revenue during the three months ended November 30, 2021. These contract liabilities are recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. The Company did not have any contract assets as of November 30, 2021 and August 31, 2021.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of November 30, 2021, no such commitments were outstanding.

Litigation

From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. Except as disclosed herein, there were no unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss for the Company as of November 30, 2021. As to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.

On or about August 18, 2020, Benny Bong (“Bong”) filed a civil action against the Company and the Company’s wholly-owned subsidiary, WD-40 Manufacturing Company (“WD-40 Manufacturing”), in Indonesia in the Commercial District Court of Central Jakarta, case reference number 41 / Pdt.Sus-Merek / 2020 / PN.Niaga.Jkt.Pst. (the “Jakarta Litigation”). In April 2021, the Company and WD-40 Manufacturing, owner of the WD-40 brand trademarks, were served with Summons and Complaint for the Jakarta Litigation, in which Bong is seeking damages based on the Company’s enforcement actions against Bong following registration of a Get All-40 trademark that includes a yellow shield logo similar to the WD-40 brand shield logo. The complaint asserted claims for damages for more than $25.0 million.

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

On October 28, 2021, the Commercial District Court in the Jakarta Litigation found in favor of the Company and dismissed Bong’s claim. On November 26, 2021, Bong submitted a memorandum of cassation to appeal the decision in the Jakarta Litigation. The Jakarta Litigation and trademark cancellation are pending appellate proceedings. The Company denies the allegations asserted by Bong and will vigorously defend itself in the Jakarta Litigation. The Company believes that an unfavorable outcome in the Jakarta Litigation is remote.

For further information on the risks the Company faces from existing and future claims, suits, investigations and proceedings, see the Company’s risk factors disclosed in Part I―Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended August 31, 2021, which was filed with the SEC on October 22, 2021.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of November 30, 2021.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of November 30, 2021.

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

The provision for income taxes was 19.8% and 15.7% of income before income taxes for the three months ended November 30, 2021 and 2020, respectively. The increase in the effective income tax rate from period to period was primarily due to an increase in nondeductible performance-based compensation expenses.

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

Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
November 30, 2021:
Net sales	$56,288	$57,555	$20,903	$-	$134,746
Income from operations	$12,017	$14,213	$7,302	$(9,472)	$24,060
Depreciation and
amortization expense	$1,043	$784	$74	$86	$1,987
Interest income	$-	$-	$25	$-	$25
Interest expense	$498	$121	$1	$-	$620

November 30, 2020:
Net sales	$54,188	$54,749	$15,622	$-	$124,559
Income from operations	$14,626	$17,743	$5,060	$(9,037)	$28,392
Depreciation and
amortization expense	$791	$756	$75	$78	$1,700
Interest income	$1	$1	$17	$-	$19
Interest expense	$455	$114	$1	$-	$570

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

Note 14. Subsequent Events

On December 13, 2021, the Company’s Board of Directors approved an 8% increase in the regular quarterly cash dividend, increasing it from $0.72 per share to $0.78 per share. The $0.78 per share dividend declared on December 13, 2021 is payable on January 31, 2022 to shareholders of record on January 14, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, the terms “we,” “our,” “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percentages in tables and discussions may not total due to rounding.

The following information is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included in Part I―Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, which was filed with the Securities and Exchange Commission (“SEC”) on October 22, 2021.

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

These forward-looking statements include, but are not limited to, discussions about future financial and operating results, including:  growth expectations for maintenance products; expected levels of promotional and advertising spending; anticipated input costs for manufacturing and the costs associated with distribution of our products; plans for and success of product innovation, the impact of new product introductions on the growth of sales; anticipated results from product line extension sales; expected tax rates and the impact of tax legislation and regulatory action; the length and severity of the current COVID-19 pandemic and its impact on the global economy and our financial results; the impacts from inflationary trends and supply chain constraints; and forecasted foreign currency exchange rates and commodity prices. These forward-looking statements are generally identified with words such as “believe,” “expect,” “intend,” “plan,” “could,” “may,” “aim,” “anticipate,” “target,” “estimate” and similar expressions. We undertake no obligation to revise or update any forward-looking statements.

Actual events or results may differ materially from those projected in forward-looking statements due to various factors, including, but not limited to, those identified in Part I―Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, and in our Quarterly Reports on Form 10-Q, which may be updated from time to time.

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

Highlights

The following summarizes the financial and operational highlights for our business during the three months ended November 30, 2021:

•Consolidated net sales increased $10.2 million, or 8%, for the three months ended November 30, 2021 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $3.4 million on consolidated net sales for the three months ended November 30, 2021 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have increased by $6.8 million, or 5%, from period to period. This favorable impact from changes in foreign currency exchange rates mainly came from our EMEA segment, which accounted for 43% of our consolidated sales for the three months ended November 30, 2021.

•Gross profit as a percentage of net sales decreased to 50.8% for the three months ended November 30, 2021 compared to 56.4% for the corresponding period of the prior fiscal year primarily due to increased global supply chain challenges, including the increased cost of raw materials and constraints related to the ongoing COVID-19 pandemic. These ongoing challenges have resulted in increased inflation rates globally. See the Impact of COVID-19 on Our Business section which follows for details.

•Consolidated net income decreased $5.1 million, or 21%, for the three months ended November 30, 2021 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $0.6 million on consolidated net income for the three months ended November 30, 2021 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have decreased $5.7 million, or 24%, from period to period.

•Diluted earnings per common share for the three months ended November 30, 2021 were $1.34 versus $1.72 in the prior fiscal year period.

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

Impact of COVID-19 on Our Business

Our financial results and operations continue to be impacted by the COVID-19 pandemic that began during our fiscal year 2020. The ongoing COVID-19 pandemic has impacted global economies, the rate of inflation, supply chains, distribution networks and consumer behavior around the world. We have experienced both favorable and unfavorable impacts to our financial results and our operations as a result of the direct and indirect effects of the COVID-19 pandemic. For example, although sales have been negatively impacted at varying times in the regions in which we operate due to health and safety restrictions required by local governmental authorities, those negative sales impacts have generally been more than offset by increased demand for our products as a result of the shift in consumer spending patterns compared to periods before the pandemic. This shift in spending patterns, which has included increased renovation and maintenance activities as well as increased online purchases, contributed to record sales for the Company in fiscal year 2021. However, global supply chain issues have resulted in increased raw material and other input costs, as well as significantly higher competition for freight resources and labor constraints within distribution networks, which has also caused increased costs. These increased costs started to negatively impact our gross margin and financial results in our fiscal year 2021, but we began to experience more significant negative impacts from this inflationary environment in the first quarter of fiscal year 2022 as evidenced by our lower gross margin as compared to the first quarter of the prior fiscal year.

Some of the supply chain challenges that we have experienced include general aerosol production capacity constraints and competition for such capacity by other companies who utilize the same third-party manufacturers for their aerosol production. Supply chains at many companies globally are being strained due to shortages of certain materials and this is impacting the ability of our third-party manufacturers to procure certain of the raw materials needed to manufacture our products. These challenges have periodically resulted in us not being able to meet the high level of demand for our products by customers and end-users in certain markets, most significantly those markets in our Americas segment where demand for aerosols has significantly outpaced the available production capacity in the region. We are continuing to actively manage supply chain and transportation disruptions and constraints that have arisen periodically within all three of our business segments, but particularly in the Americas, during the COVID-19 pandemic. We have been actively working on various initiatives in partnership with our existing third-party manufacturers and we have also been working to identify and onboard new third-party manufacturers in order to increase the capacity and flexibility of our supply chain to meet strong end-user demand. When we onboard new third-party manufacturers, it comes with inherent risks and in the current economic environment, it also potentially comes with higher costs. Although we are not able to estimate the degree of the impact or the costs associated with potential future disruptions within our supply chain and distribution networks, or the costs associated with our initiatives to address these challenges, we believe that the changes we continue to implement as a result of the pandemic will have a positive lasting impact on our ability to better manage any future disruptions. However, some of the additional costs resulting from these recent supply chain constraints, as well as the inflationary environment that is impacting our raw material costs, are expected to unfavorably impact our cost of goods sold for as long as such conditions exist.

Although several vaccines and treatments are authorized for use against COVID-19, these vaccines and treatments are being produced, distributed and accepted at varying rates globally and circumstances continue to evolve with COVID-19 case count rates and new variants. The severity and duration of this rapidly evolving pandemic remains uncertain and it is difficult for us to estimate the extent to which the COVID-19 pandemic will impact our financial results and operations in future periods. It is also uncertain how more stable conditions surrounding the pandemic or the end of the pandemic will impact the high levels of renovation and maintenance activities that we have seen by end-users in recent periods. If such activities decrease in future periods, this could adversely impact our financial results.

We have continued to follow a variety of measures to promote the safety and security of our employees, support the communities in which we operate and ensure the availability and functioning of our critical infrastructure. During the pandemic, these measures have included allowing for or requiring remote working arrangements for employees in some regions and the imposition of various travel restrictions. In addition, we continue to develop and monitor plans to support a safe working environment for our employees which includes reentry plans for various office locations in which we operate around the world. These plans vary by region based on the evolving situation within those regions. In connection with these plans, we have put in place our “Work from Where” philosophy to support work-life integration, and enable management and employees to align on where work is completed.

See our risk factors disclosed in Part I―Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, which was filed with the SEC on October 22, 2021 for information on risks associated with pandemics in general and COVID-19 specifically.

Results of Operations

Three Months Ended November 30, 2021 Compared to Three Months Ended November 30, 2020

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended November 30,
			Change from Prior Year
	2021	2020	Dollars	Percent
Net sales:
Maintenance products	$126,030	$114,343	$11,687	10%
HCCP (1)	8,716	10,216	(1,500)	(15)%
Total net sales	134,746	124,559	10,187	8%
Cost of products sold	66,276	54,313	11,963	22%
Gross profit	68,470	70,246	(1,776)	(3)%
Operating expenses	44,410	41,854	2,556	6%
Income from operations	$24,060	$28,392	$(4,332)	(15)%
Net income	$18,555	$23,623	$(5,068)	(21)%
EPS - diluted	$1.34	$1.72	$(0.38)	(22)%
Shares used in diluted EPS	13,752	13,706	46	-

(1)Homecare and cleaning products (“HCCP”)

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2021	2020	Dollars	Percent
Americas	$56,288	$54,188	$2,100	4%
EMEA	57,555	54,749	2,806	5%
Asia-Pacific	20,903	15,622	5,281	34%
Total	$134,746	$124,559	$10,187	8%

Americas Sales

The following table summarizes net sales by product line for the Americas segment, which includes the U.S., Canada and Latin America (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2021	2020	Dollars	Percent
Maintenance products	$51,984	$48,503	$3,481	7%
HCCP	4,304	5,685	(1,381)	(24)%
Total	$56,288	$54,188	$2,100	4%
% of consolidated net sales	42%	44%

CC Net sales - non-GAAP (1)	$55,793	$54,188	$1,605	3%

(1)Current fiscal year constant currency (“CC”) net sales translated at the exchange rates in effect for the corresponding period of the prior fiscal year, compared to prior period actual net sales.

Americas Sales - Three Months Ended – November 30, 2021 Compared to November 30, 2020

Net sales of maintenance products in the Americas segment increased due to the following:

•Latin America sales increased $4.0 million, or 41%, due to higher sales throughout many markets in the region, including in our direct market in Mexico. Increased sales were partially due to many customers building inventory levels in advance of a price increase that went into effect in November 2021. Successful promotional programs and increased product availability also resulted in higher sales levels in many of our Latin America markets during the first quarter of fiscal year 2022. In addition, the continued momentum from the shift in the Mexico market from a distributor model to the direct model that we made in late fiscal year 2020 favorably impacted sales. This momentum included new distribution, increased purchasing levels from existing customers and increased product availability, all of which resulted in increased sales of $1.7 million, or 59%, in our Mexico direct market.

•The United States sales decreased $0.5 million, or 1%. Although the U.S. continued to experience increased demand for maintenance products as a result of a higher level of renovation and maintenance activities exhibited by our end-users during the COVID-19 pandemic, it also continued to experience significant supply chain constraints during the first quarter of fiscal year 2022. As a result, sales of maintenance products were mixed from period to period due to difficulty meeting this high level of demand. Although WD-40 Multi-Use Product sales increased $1.5 million, or 5% due to a certain level of product availability, sales of WD-40 Specialist and 3-in-One products decreased $1.3 million, or 28%, and $0.6 million, or 30%, respectively due to capacity constraints within the U.S. supply chain. WD-40 Specialist products are sourced at certain third-party manufacturers that have been particularly impacted by the recent global supply chain constraints.

•Canada sales remained relatively consistent period over period.

Net sales of HCCP brands in the Americas decreased primarily due to the following:

•Challenges in our Americas supply chain, primarily in the United States, resulted in decreased net sales for most HCCP brands.

•While each of our homecare and cleaning products have continued to generate positive cash flows, we have experienced decreased or flat sales for many of these products in recent years prior to the COVID-19 pandemic.

For the Americas segment, 70% of sales came from the U.S., and 30% of sales came from Canada and Latin America combined for the three months ended November 30, 2021 compared to the distribution for the three months ended November 30, 2020 when 76% of sales came from the U.S., and 24% of sales came from Canada and Latin America.

EMEA Sales

The following table summarizes net sales by product line for the EMEA segment, which includes Europe, the Middle East, Africa and India (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2021	2020	Dollars	Percent
Maintenance products	$55,443	$52,376	$3,067	6%
HCCP	2,112	2,373	(261)	(11)%
Total (1)	$57,555	$54,749	$2,806	5%
% of consolidated net sales	43%	44%

CC Net sales - non-GAAP (2)	$55,077	$54,749	$328	1%

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

(2)Current fiscal year constant currency net sales translated at the exchange rates in effect for the corresponding period of the prior fiscal year, compared to prior period actual net sales.

The countries and regions in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Austria, Denmark, Switzerland, Belgium and the Netherlands). The regions in the EMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe.

EMEA Sales - Three Months Ended – November 30, 2021 Compared to November 30, 2020

Net sales increased in the EMEA segment primarily due to the following:

Direct Markets – EMEA (63% of net sales QTD FY2022 vs 65% QTD FY2021)

•Direct market sales increased $1.0 million, or 3%, primarily due to increased sales of WD-40 Multi-Use Product in France, Iberia and Italy of $0.8 million, $0.7 million and $0.5 million, respectively. These increases were primarily due to new distribution and successful promotional programs during the first quarter of fiscal year 2022.

•These increases were partially offset by lower sales of maintenance products in the United Kingdom, which were down $1.2 million, or 17%, due to decreased sales of our Multi-Use Product as a result of a lower level of promotional programs that were conducted period over period.

•Sales in our direct markets benefited from the strengthening of the Pound Sterling, the functional currency of our U.K. subsidiary, against the U.S. dollar. However, these benefits were more than offset in the opposite direction as a result of the weakening of the Euro against the Pound Sterling from period to period for sales generated in our Euro-based direct markets.

Distributor Markets – EMEA (37% of net sales QTD FY2022 vs 35% QTD FY2021)

•Distributor market sales increased $1.8 million, or 9%, primarily due to increased sales of maintenance products in Poland, Russia and India, which were up $1.0 million, $0.7 million and $0.6 million, respectively.

•Increased sales in distributor markets were primarily due to new distribution, successful promotional programs and favorable changes in foreign currency exchange rates.

Asia-Pacific Sales

The following table summarizes net sales by product line for the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2021	2020	Dollars	Percent
Maintenance products	$18,603	$13,464	$5,139	38%
HCCP	2,300	2,158	142	7%
Total	$20,903	$15,622	$5,281	34%
% of consolidated net sales	15%	12%

CC Net sales - non-GAAP (1)	$20,456	$15,622	$4,834	31%

(1)Current fiscal year constant currency (“CC”) net sales translated at the exchange rates in effect for the corresponding period of the prior fiscal year, compared to prior period actual net sales.

Asia-Pacific Sales - Three Months Ended – November 30, 2021 Compared to November 30, 2020

Sales in the Asia-Pacific segment increased primarily due to the following:

•China sales increased $2.5 million, or 69%, primarily due to a higher level of promotional activities and many customers buying product in advance of a price increase that went into effect in December 2021. In addition, sales increased due to the timing of customer orders from period to period.

•Asia distributor markets sales increased $2.5 million, or 36%, primarily due to higher sales of WD-40 Multi-Use Product as a result of the continued easing of COVID-19 lockdown measures and restrictions compared to the corresponding period of the prior fiscal year. These reduced lockdown measures positively impacted economic conditions during the first quarter of fiscal year 2022 and resulted in increased demand and higher sales in most countries, particularly in Indonesia, Malaysia, Taiwan, Singapore and Hong Kong.

•Australia sales increased $0.3 million, or 7%, primarily due to increased sales of WD-40 Specialist, which were up $0.2 million, or 45%.

Gross Profit

The following general information regarding the timing and nature of our product costs is important when assessing fluctuations in our gross margin from period to period:

•There is often a delay of one quarter or more before changes in raw materials, such as specialty chemicals used in the formulation of our products, impact cost of products sold due to production and inventory life cycles;

•In general, the timing of advertising, promotional and other discounts may cause fluctuations in gross margin from period to period. The costs associated with certain promotional activities are recorded as a reduction to sales while others are recorded as advertising and sales promotion expenses. Advertising, promotional and other discounts that are given to our customers are recorded as a reduction to sales, whereas advertising and sales promotional costs associated with promotional activities that we pay to third parties are recorded as advertising and sales promotion expenses;

•In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The strengthening or weakening of the Euro and U.S. Dollar against the Pound Sterling may result in foreign currency related changes to the gross margin percentage in the EMEA segment from period to period; and

•Our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.8 million and $4.1 million for the three months ended November 30, 2021 and 2020, respectively.

The following table summarizes gross margin and gross profit (in thousands, except percentages):

	Three Months Ended November 30,
	2021	2020	Change from Prior Year
Gross profit	$68,470	$70,246	$(1,776)
Gross margin	50.8%	56.4%	(560)	bps (1)

(1)Basis point (“bps”) change in gross margin.

Gross Margin - Three Months Ended – November 30, 2021 Compared to November 30, 2020

Gross margin decreased 560 bps primarily due to the following unfavorable impacts, partially offset by favorable impacts:

1010
Unfavorable Impacts	Favorable Impacts

•(390) bps - Higher costs of specialty chemicals used in the formulation of our products.

•(140) bps - Higher warehousing, distribution and freight costs primarily from supply chain constraints in the Americas and EMEA segments as a result of the COVID-19 pandemic. Pandemic-related supply chain challenges began to significantly impact the Americas segment starting in the second quarter of fiscal year 2021 and have continued through the first quarter of fiscal year 2022.

•(80) bps - Changes in foreign currency exchange rates in the EMEA segment.

•(70) bps - Higher filling fees paid to our third-party contract manufacturers, primarily in the Americas segment.

•120 bps - Sales price increases implemented during the last 12 months, primarily in the Americas and EMEA segments.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended November 30,
			Change from Prior Year
(in thousands)	2021	2020	Dollars	Percent
SG&A Expenses	$38,423	$35,977	$2,446	7%
% of net sales	28.5%	28.9%

SG&A Expenses - Three Months Ended – November 30, 2021 Compared to November 30, 2020

The increase in SG&A expenses from period to period was due to a variety of factors. Changes in foreign currency exchange rates from period to period resulted in an increase of $0.7 million in SG&A expenses. Travel and meeting expense increased $0.6 million due to the reduction in travel restrictions related to COVID-19. In addition, freight costs increased $0.5 million due to higher sales levels as well as carrier price increases associated with supply chain constraints and limited capacity in the global distribution networks. Employee-related costs also increased $0.2 million primarily due to higher headcount and compensation increases, which were mostly offset by lower incentive compensation accruals.

Note that we continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.3 million and $1.6 million for the three months ended November 30, 2021 and 2020, respectively. Our research and development team engages in consumer research, product development, current product improvements and testing activities. This team leverages its development capabilities by partnering with a network of outside resources including our current and prospective third-party contract manufacturers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion (“A&P”) Expenses

	Three Months Ended November 30,
			Change from Prior Year
(in thousands)	2021	2020	Dollars	Percent
A&P Expenses	$5,624	$5,519	$105	2%
% of net sales	4.2%	4.4%

A&P Expenses - Three Months Ended – November 30, 2021 Compared to November 30, 2020

Changes in foreign currency exchange rates increased advertising and sales promotion expenses by $0.2 million. Thus, on a constant currency basis, advertising and sales promotion expenses for the first quarter of fiscal year 2022 would have decreased slightly from period to period primarily due to a lower level of promotional programs and marketing support in the Americas.

As a percentage of net sales, advertising and sales promotion expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales was $6.9 million and $5.8 million for three months ended November 30, 2021 and 2020, respectively. Therefore, our total investment in advertising and sales promotion activities totaled $12.5 million and $11.3 million for the three months ended November 30, 2021 and 2020, respectively.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2021	2020	Dollars	Percent
Americas	$12,017	$14,626	$(2,609)	(18)%
EMEA	14,213	17,743	(3,530)	(20)%
Asia-Pacific	7,302	5,060	2,242	44%
Unallocated corporate (1)	(9,472)	(9,037)	(435)	(5)%
Total	$24,060	$28,392	$(4,332)	(15)%

Americas

Americas Operating Income - Three Months Ended – November 30, 2021 Compared to November 30, 2020

Income from operations for the Americas decreased to $12.0 million, down $2.6 million, or 18%, primarily due to a lower gross margin and higher operating expenses, partially offset by a $2.1 million increase in sales. Gross margin for the Americas segment decreased from 54.2% to 48.7% primarily due to increases in the costs of petroleum-based specialty chemicals. In addition, gross margin was unfavorably impacted by higher costs at our third-party manufacturers and increased warehousing, distribution and freight costs due to supply chain constraints and inflationary impacts as a result of the direct and indirect effects of the COVID-19 pandemic. These unfavorable impacts to gross margin were partially offset by the combined favorable impacts of price increases that were implemented over the last twelve months as well as increased supplier rebates primarily as a result of higher can purchase volumes from period to period. Operating expenses increased period over period primarily due to higher outbound freight costs as a result of increased sales as well as higher freight costs in our distribution networks from period to period. In addition, operating expenses increased period over period due to increased employee-related expenses, as well as higher travel and meeting expenses. Operating income as a percentage of net sales decreased from 27.0% to 21.3% period over period.

EMEA

EMEA Operating Income - Three Months Ended – November 30, 2021 Compared to November 30, 2020

Income from operations for the EMEA segment decreased to $14.2 million, down $3.5 million, or 20%, primarily due to a lower gross margin and an increase in operating expenses, partially offset by a $2.8 million increase in sales. Gross margin for the EMEA segment decreased from 58.5% to 51.5% period over period primarily due to increased costs of petroleum-based specialty chemicals and aerosol cans as well as unfavorable changes in foreign currency exchange rates. In addition, gross margin was also unfavorably impacted by increases in costs at our third-party manufacturers and increased warehousing, distribution and freight costs from period to period due to supply chain constraints and inflationary impacts as a result of the direct and indirect effects of the COVID-19 pandemic. These unfavorable impacts to gross margin were partially offset by price increases that were implemented over the last twelve months, as well as decreases to advertising, promotional, and other discounts that we give to our customers from period to period. Operating expenses increased period over period primarily due to higher advertising and sales promotion expenses from period to period. In addition, operating expenses increased period over period due to increased employee-related expenses, as well as higher travel and meeting expenses. Operating income as a percentage of net sales decreased from 32.4% to 24.7% period over period.

Asia-Pacific

Asia-Pacific Operating Income - Three Months Ended – November 30, 2021 Compared to November 30, 2020

Income from operations for the Asia-Pacific segment increased to $7.3 million, up $2.2 million, or 44%, primarily due to a $5.3 million increase in sales, partially offset by a lower gross margin. Gross margin for the Asia-Pacific segment decreased from 56.7% to 54.5% period over period primarily due to increases in advertising, promotional, and other discounts that we give to our customers, as well as increases to the cost of petroleum-based specialty chemicals and aerosol cans from period to period. These unfavorable impacts to gross margin were partially offset by favorable changes in market mix from period to period. Operating income as a percentage of net sales increased from 32.4% to 34.9% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended November 30,
	2021	2020	Change
Interest income	$25	$19	$6
Interest expense	$620	$570	$50
Other income (expense), net	$(329)	$179	$(508)
Provision for income taxes	$4,581	$4,397	$184

Interest Income

Interest income was not significant for both the three months ended November 30, 2021 and 2020.

Interest Expense

Interest expense was relatively constant for both the three months ended November 30, 2021 and 2020.

Other Income (Expense), Net

Other income (expense), net was not significant for both the three months ended November 30, 2021 and 2020.

Provision for Income Taxes

The provision for income taxes was 19.8% and 15.7% of income before income taxes for the three months ended November 30, 2021 and 2020, respectively. The increase in the effective income tax rate from period to period was primarily due to an increase in nondeductible performance-based compensation expenses.

Net Income

Net income was $18.6 million, or $1.34 per common share on a fully diluted basis, for the three months ended November 30, 2021 compared to $23.6 million, or $1.72 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $0.6 million on consolidated net income for the three months ended November 30,2021 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have decreased $5.7 million, or 24%, from period to period.

Performance Measures and Non-GAAP Reconciliations

In managing our business operations and assessing our financial performance, we supplement the information provided by our financial statements with certain non-GAAP performance measures. These performance measures are part of our current 55/30/25 business model, which includes gross margin, cost of doing business, and earnings before interest, income taxes, depreciation and amortization (“EBITDA”), the latter two of which are non-GAAP performance measures. Cost of doing business is defined as total operating expenses less amortization of definite-lived intangible assets, impairment charges related to intangible assets and depreciation in operating departments, and EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We target our gross margin to be at or above 55% of net sales, our cost of doing business to be at 30% of net sales, and our EBITDA to be above 25% of net sales. Results for these performance measures may vary from period to period depending on various factors, including economic conditions and our level of investment in activities for the future such as those related to quality assurance, regulatory compliance, and intellectual property protection in order to safeguard our WD-40 brand. The targets for these performance measures are long-term in nature, particularly those for cost of doing business and EBITDA, and we expect to make progress towards achieving them over time.

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended November 30,
	2021	2020
Gross margin - GAAP	51%	56%
Cost of doing business as a percentage
of net sales - non-GAAP	32%	32%
EBITDA as a percentage of net sales - non-GAAP (1)	19%	24%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended November 30,
	2021	2020
Total operating expenses - GAAP	$44,410	$41,854
Amortization of definite-lived intangible assets	(363)	(358)
Depreciation (in operating departments)	(1,098)	(1,042)
Cost of doing business	$42,949	$40,454
Net sales	$134,746	$124,559
Cost of doing business as a percentage
of net sales - non-GAAP	32%	32%

EBITDA (in thousands, except percentages)

	Three Months Ended November 30,
	2021	2020
Net income - GAAP	$18,555	$23,623
Provision for income taxes	4,581	4,397
Interest income	(25)	(19)
Interest expense	620	570
Amortization of definite-lived intangible assets	363	358
Depreciation	1,623	1,342
EBITDA	$25,717	$30,271
Net sales	$134,746	$124,559
EBITDA as a percentage of net sales - non-GAAP	19%	24%

Liquidity and Capital Resources

Overview

Our financial condition and liquidity remain strong. Net cash used in operations was $0.9 million for the three months ended November 30, 2021 compared to net cash provided by operations of $23.9 million for the corresponding period of the prior fiscal year. Although there continues to be a certain level of uncertainty related to the anticipated impact of the current COVID-19 pandemic on our future results, we believe our efficient business model and the steps that we have taken leave us positioned to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, as well as cash generated from operations and cash currently available from our existing unsecured Credit Agreement with Bank of America. We use proceeds of the revolving credit facility primarily for our general working capital needs. We also hold borrowings under a Note Purchase and Private Shelf Agreement. See Note 7 – Debt for additional information on these agreements.

We have historically held a balance of outstanding draws on our line of credit in either U.S. Dollars in the Americas segment, or in Euros and Pound Sterling in the EMEA segment. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. As of November 30, 2021, the entire $44.7 million outstanding balance under our line of credit resides in the EMEA segment and is denominated completely in Euros and Pound Sterling. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. We have the ability to refinance any draws under the line of credit with successive short-term borrowings through the September 30, 2025 maturity date of the Credit Agreement. Outstanding draws for which we have both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of November 30, 2021, all outstanding draws on the revolving credit facility were classified as long-term. In the Unites States, we held $68.8 million in fixed rate long-term borrowings as of November 30, 2021, consisting of senior notes under our Note Agreement. We paid $0.4 million in principal payments on our Series A Notes during the first three months of fiscal year 2022. There were no other letters of credit outstanding or restrictions on the amount available on our line of credit or notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three and a half to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 7 – Debt for additional information on these financial covenants. At November 30, 2021, we were in compliance with all debt covenants. We continue to monitor our compliance with all debt covenants and, at the present time, we believe that the likelihood of being unable to satisfy these covenants is remote. At November 30, 2021, we had a total of $59.5 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.

We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund both short-term and long-term operating requirements, capital expenditures, dividend payments, acquisitions, new business development activities and share repurchases. On October 12, 2021, our Board of Directors approved a new share buy-back plan. Under the plan, which became effective on November 1, 2021, we are authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2023.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended November 30,
	2021	2020	Change
Net cash provided by (used in) operating activities	$(947)	$23,921	$(24,868)
Net cash used in investing activities	(2,362)	(3,670)	1,308
Net cash provided by (used in) financing activities	(21,937)	(11,089)	(10,848)
Effect of exchange rate changes on cash and cash equivalents	(1,196)	220	(1,416)
Net increase (decrease) in cash and cash equivalents	$(26,442)	$9,382	$(35,824)

Operating Activities

Net cash used in operating activities was $0.9 million for the three months ended November 30, 2021 compared to net cash provided by operating activities of $23.9 million for the corresponding period of the prior fiscal year, resulting in a net change of $24.9 million. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the three months ended November 30, 2021 was net income of $18.6 million, which decreased approximately $5.0 million from period to period. The change in our working capital which increased net cash used in operating activities was primarily attributable to increases in inventory in the Americas segment from period to period. This increase in inventory was due to deliberate actions we took to stock certain raw materials and finished goods given the current challenges within supply chain. In addition, net cash used in operating activities increased due to a larger decrease in accrued payroll and related as a result of higher earned incentive payouts in the first quarter of fiscal year 2022 compared to the same period of the prior fiscal year.

Investing Activities

Net cash used in investing activities decreased $1.3 million to $2.4 million for the three months ended November 30, 2021 from $3.7 million for the corresponding period of the prior fiscal year, primarily due to a lower level of manufacturing-related capital expenditures within the United Kingdom and the United States from period to period. Capital expenditures during fiscal years 2021 and 2022 were primarily related to manufacturing equipment, some of which is still under construction, and will be located at our third-party manufacturers in the United States and the United Kingdom once completed.

Financing Activities

Net cash used by financing activities increased $10.8 million to $21.9 million for the three months ended November 30, 2021 from $11.1 million for the corresponding period of the prior fiscal year. This change was primarily due the resumption of treasury stock purchases in November 2021, resulting in increased treasury stock purchases of $7.4 million. Additionally, in the first quarter of fiscal year 2021, we repaid $50.0 million of borrowings outstanding under our line of credit using $52.0 million in proceeds that we received from the issuance and sale of senior notes during the quarter. This net borrowing activity resulted in a $2.0 million cash inflow during the first quarter of fiscal year 2021 with no comparable event during the current period. In addition, increases in shares withheld to cover taxes on conversion of equity rewards of $0.8 million and increases in dividends paid to our shareholders of $0.7 million resulted in higher cash outflows from period to period.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $1.2 million for the three months ended November 30, 2021 as compared to an increase in cash of $0.2 million for the three months ended November 30, 2020. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Pound Sterling against the U.S. Dollar.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of November 30, 2021, no such commitments were outstanding.

Share Repurchase Plan

The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 8 — Share Repurchase Plan, included in this report.

Dividends

On December 13, 2021, the Company’s Board of Directors declared a cash dividend of $0.78 per share payable on January 31, 2022 to shareholders of record on January 14, 2022.

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

There have been no material changes in our critical accounting policies from those disclosed in Part II―Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, which was filed with the SEC on October 22, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to Part II―Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, which was filed with the SEC on October 22, 2021.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a Company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2021, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

There were no changes in our internal control over financial reporting during the three months ended November 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is incorporated by reference to the information set forth in Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 11 — Commitments and Contingencies, included in this report.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, which was filed with the SEC on October 22, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 12, 2021, the Company’s Board of Directors approved a new share buy-back plan. Under the plan, which became effective on November 1, 2021, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2023. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from November 1, 2021 through November 30, 2021, the Company repurchased 32,000 shares at a total cost of $7.4 million under this $75.0 million plan.

The following table provides information with respect to all purchases made by the Company during the three months ended November 30, 2021. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between November 16, 2021 and November 30, 2021 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Shares Purchased	Max $ Value of Shares
			as Part of Publicly	That May Yet By
	Total # of Shares	Average Price Paid	Announced Plans	Purchased Under the
	Purchased	Per Share	& Programs	Plans & Programs
Period				$75,000,000
November 1 - November 30	32,000	$230.79	32,000	$67,614,176
Total	32,000	$230.79	32,000

a

Item 6. Exhibits

HIDDEN_ROW

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 21, 2020, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed August 16, 2018, Exhibit 3.1 thereto.

10(a)	Libor Transition Agreement dated November 29, 2021 among the Company and Bank of America, N.A., incorporated by reference from the Registrant's Form 8-K filed December 1, 2021, Exhibit 10(a) thereto.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from WD-40 Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: January 6, 2022	By:	/s/ GARRY O. RIDGE
Garry O. Ridge Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President, Finance Treasurer and Chief Financial Officer

	By:	/s/ RAE ANN PARTLO
Rae Ann Partlo Vice President, Corporate Controller and Principal Accounting Officer