Form 10-Q
period 2022-02-28
WD 40 CO
filed 2022-04-07
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-06936

Commission Company Name: WD 40 CO

WD-40 COMPANY

(Exact name of registrant as specified in its charter)

Delaware	95-1797918
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9715 Businesspark Avenue, San Diego, California	92131
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (619) 275-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $0.001 per share	WDFC	NASDAQ Global Select Market

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 4, 2022 was 13,660,980.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended February 28, 2022

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	February 28,	August 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$43,322	$85,961
Trade and other accounts receivable, less allowance for doubtful accounts of $366 and $463 at February 28, 2022
and August 31, 2021, respectively	103,582	89,558
Inventories	75,537	55,752
Other current assets	12,158	9,948
Total current assets	234,599	241,219
Property and equipment, net	69,334	70,145
Goodwill	95,754	95,869
Other intangible assets, net	6,478	7,244
Operating lease right-of-use assets	8,115	8,824
Deferred tax assets, net	853	858
Other assets	8,013	6,044
Total assets	$423,146	$430,203

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$39,655	$33,499
Accrued liabilities	28,130	25,658
Accrued payroll and related expenses	13,133	25,662
Short-term borrowings	2,038	800
Income taxes payable	433	317
Total current liabilities	83,389	85,936
Long-term borrowings	112,809	114,940
Deferred tax liabilities, net	10,717	10,401
Long-term operating lease liabilities	6,356	7,062
Other long-term liabilities	11,025	11,482
Total liabilities	224,296	229,821

Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,887,516 and 19,856,865 shares issued at February 28, 2022 and
August 31, 2021, respectively; and 13,660,980 and 13,708,966 shares
outstanding at February 28, 2022 and August 31, 2021, respectively	20	20
Additional paid-in capital	164,192	163,737
Retained earnings	448,179	430,735
Accumulated other comprehensive loss	(27,296)	(26,030)
Common stock held in treasury, at cost ― 6,226,536 and 6,147,899
shares at February 28, 2022 and August 31, 2021, respectively	(386,245)	(368,080)
Total shareholders' equity	198,850	200,382
Total liabilities and shareholders' equity	$423,146	$430,203

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021

Net sales	$129,986	$111,905	$264,732	$236,464
Cost of products sold	64,468	49,898	130,744	104,211
Gross profit	65,518	62,007	133,988	132,253

Operating expenses:
Selling, general and administrative	34,819	35,478	73,242	71,455
Advertising and sales promotion	5,596	5,512	11,220	11,031
Amortization of definite-lived intangible assets	360	362	723	720
Total operating expenses	40,775	41,352	85,185	83,206

Income from operations	24,743	20,655	48,803	49,047

Other income (expense):
Interest income	21	19	46	38
Interest expense	(613)	(610)	(1,233)	(1,180)
Other income (expense), net	252	151	(77)	330
Income before income taxes	24,403	20,215	47,539	48,235
Provision for income taxes	4,895	3,024	9,476	7,421
Net income	$19,508	$17,191	$38,063	$40,814

Earnings per common share:
Basic	$1.41	$1.25	$2.76	$2.97
Diluted	$1.41	$1.24	$2.75	$2.96

Shares used in per share calculations:
Basic	13,679	13,700	13,773	13,687
Diluted	13,704	13,729	13,804	13,718

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021

Net income	$19,508	$17,191	$38,063	$40,814
Other comprehensive income (loss):
Foreign currency translation adjustment	627	3,234	(1,266)	3,822
Total comprehensive income	$20,135	$20,425	$36,797	$44,636

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2021	19,856,865	$20	$163,737	$430,735	$(26,030)	6,147,899	$(368,080)	$200,382
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	30,072	-	(4,246)					(4,246)
Stock-based compensation			2,891					2,891
Cash dividends ($0.72 per share)				(9,905)				(9,905)
Acquisition of treasury stock						32,000	(7,386)	(7,386)
Foreign currency translation adjustment					(1,893)			(1,893)
Net income				18,555				18,555
Balance at November 30, 2021	19,886,937	$20	$162,382	$439,385	$(27,923)	6,179,899	$(375,466)	$198,398

Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	579	-	(75)					(75)
Stock-based compensation			1,885					1,885
Cash dividends ($0.78 per share)				(10,714)				(10,714)
Acquisition of treasury stock						46,637	(10,779)	(10,779)
Foreign currency translation adjustment					627			627
Net income				19,508				19,508
Balance at February 28, 2022	19,887,516	$20	$164,192	$448,179	$(27,296)	6,226,536	$(386,245)	$198,850

See accompanying notes to condensed consolidated financial statements.

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2020	19,812,685	$20	$157,850	$398,731	$(28,208)	6,147,899	$(368,080)	$160,313
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	23,417	-	(3,490)					(3,490)
Stock-based compensation			2,665					2,665
Cash dividends ($0.67 per share)				(9,199)				(9,199)
Foreign currency translation adjustment					588			588
Net income				23,623				23,623
Balance at November 30, 2020	19,836,102	$20	$157,025	$413,155	$(27,620)	6,147,899	$(368,080)	$174,500

Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	19,564	-	(5)					(5)
Stock-based compensation			1,877					1,877
Cash dividends ($0.67 per share)				(9,217)				(9,217)
Acquisition of treasury stock								-
Foreign currency translation adjustment					3,234			3,234
Net income				17,191				17,191
Balance at February 28, 2021	19,855,666	$20	$158,897	$421,129	$(24,386)	6,147,899	$(368,080)	$187,580

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended February 28,
	2022	2021
Operating activities:
Net income	$38,063	$40,814
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	4,082	3,458
Net gains on sales and disposals of property and equipment	(123)	(104)
Deferred income taxes	367	152
Stock-based compensation	4,776	4,542
Unrealized foreign currency exchange (gains) losses	(110)	139
Provision for bad debts	(55)	175
Changes in assets and liabilities:
Trade and other accounts receivable	(15,178)	(10,111)
Inventories	(20,369)	(2,104)
Other assets	(4,328)	(4,386)
Operating lease assets and liabilities, net	1	9
Accounts payable and accrued liabilities	9,624	7,398
Accrued payroll and related expenses	(12,356)	1,584
Other long-term liabilities and income taxes payable	(311)	944
Net cash provided by operating activities	4,083	42,510

Investing activities:
Purchases of property and equipment	(3,860)	(7,605)
Proceeds from sales of property and equipment	289	239
Net cash used in investing activities	(3,571)	(7,366)

Financing activities:
Treasury stock purchases	(18,165)	-
Dividends paid	(20,619)	(18,416)
Proceeds from issuance of long-term senior notes	-	52,000
Repayments of long-term senior notes	(400)	(400)
Net proceeds (repayments) of revolving credit facility	1,238	(50,000)
Shares withheld to cover taxes upon conversions of equity awards	(4,321)	(3,495)
Net cash used in financing activities	(42,267)	(20,311)
Effect of exchange rate changes on cash and cash equivalents	(884)	1,086
Net (decrease) increase in cash and cash equivalents	(42,639)	15,919
Cash and cash equivalents at beginning of period	85,961	56,462
Cash and cash equivalents at end of period	$43,322	$72,381

Supplemental disclosure of noncash investing activities:
Accrued capital expenditures	$798	$1,638

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. The Company

WD-40 Company (the “Company”), based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products that solve problems in workshops, factories and homes around the world. The Company owns a wide range of well-known brands that include maintenance products and homecare and cleaning products: WD-40® Multi-Use Product, WD-40 Specialist®, 3-IN-ONE®, GT85®, 2000 Flushes®, no vac®, 1001®, Spot Shot®, Lava®, Solvol®, X-14®,and Carpet Fresh®.

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

COVID-19 Considerations

The COVID-19 pandemic has adversely impacted global economic conditions and has contributed to significant volatility in financial markets beginning in early calendar year 2020, as described in the “Impact of COVID-19 on Our Business” portion of the section titled “Significant Developments” included in Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Although the Company’s estimates consider current conditions, the inputs into certain of the Company’s significant and critical accounting estimates include judgments and assumptions about the economic implications of the COVID-19 pandemic and how management expects them to change in the future, as appropriate.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized in other income (expense), net in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At February 28, 2022, the Company had a notional amount of $4.5 million outstanding in foreign currency forward contracts, which matured on March 30, 2022. Unrealized net gains and losses related to foreign currency forward contracts were not significant at February 28, 2022 and August 31, 2021. Realized net gains and losses related to foreign currency forward contracts were not significant for both the three and six months ended February 28, 2022 and 2021. Both unrealized and realized net gains and losses are recorded in other income (expense), net on the Company’s condensed consolidated statements of operations.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of February 28, 2022, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents and short-term borrowings are recorded at cost, which approximates their fair values, primarily due to their short-term nature. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $64.8 million as of February 28, 2022, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to their carrying value of $68.8 million. During the six months ended February 28, 2022, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

Internal-Use Software and Cloud Computing Arrangements

The Company capitalizes costs related to computer software obtained or developed for internal use. Software obtained for internal use has generally been enterprise-level business and finance software that the Company customizes to meet its specific operational needs. Costs incurred in the application development phase are capitalized as property and equipment in the Company’s consolidated balance sheets and are depreciated using the straight-line method over their estimated useful lives.

The Company also enters into certain cloud-based software hosting arrangements. In evaluating whether cloud computing arrangements include an embedded internal-use software license, management considers whether the Company has the contractual right to take possession of the software during the hosting period without significant penalty and whether it is feasible to either i) run the software on the Company’s hardware, or ii) contract with another party unrelated to the vendor to host the software. If management determines a cloud computing arrangement includes an embedded software license, the Company accounts for the software license element of the arrangement consistent with the acquisition of other internal-use software licenses. If a cloud computing arrangement does not include a software license, the Company accounts for the arrangement as a service contract. For such cloud computing service contracts, the Company capitalizes certain implementation costs such as the configuration, coding and customization of the software. Capitalizable cloud computing arrangement costs are generally consistent with those incurred during the application development stage for internal-use software, however, these costs are capitalized as “other assets” in the Company’s consolidated balance sheets. The Company amortizes these capitalized cloud computing implementation costs into selling, general and administrative expenses using the straight-line method over the fixed, non-cancellable term of the associated hosting arrangement, plus any reasonably certain renewal periods.

The useful lives of the Company’s internal-use software and capitalized cloud computing implementation costs are generally three to five years. However, the useful lives of major information system installations such as implementations of enterprise resource planning (“ERP”) systems are determined on an individual basis and may exceed five years depending on the estimated period of use. The Company applies the same impairment model to both internal-use software and capitalized cloud computing implementation costs.

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

Note 3. Inventories

Inventories are stated at the lower of cost or net realizable value and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method. Inventories consisted of the following (in thousands):

	February 28,	August 31,
	2022	2021
Product held at third-party contract manufacturers	$7,218	$9,036
Raw materials and components	12,526	8,981
Work-in-process	1,379	802
Finished goods	54,414	36,933
Total	$75,537	$55,752

Note 4. Property and Equipment and Capitalized Cloud-Based Software Implementation Costs

Property and equipment, net, consisted of the following (in thousands):

	February 28,	August 31,
	2022	2021
Machinery, equipment and vehicles	$36,004	$22,504
Buildings and improvements	29,655	29,697
Computer and office equipment	6,094	5,742
Internal-use software	10,785	10,559
Furniture and fixtures	2,809	2,794
Capital in progress	18,236	31,016
Land	4,379	4,406
Subtotal	107,962	106,718
Less: accumulated depreciation and amortization	(38,628)	(36,573)
Total	$69,334	$70,145

At August 31, 2021, capital in progress on the balance sheet included $30.3 million associated with capital costs related to proprietary machinery and equipment for the Company’s next generation of delivery systems for its WD-40 Smart Straw® products. During the six months ended February 28, 2022, $13.5 million of this machinery and equipment was placed in service and thus the Company reclassified these amounts from capital in progress to machinery, equipment and vehicles.

As of February 28, 2022 and August 31, 2021, the Company’s balance sheet included $4.7 million and $2.6 million, respectively, of capitalized cloud-based implementation costs recorded as other assets within the Company’s condensed consolidated balance sheets. Accumulated amortization associated with these assets were not significant as of February 28, 2022 and August 31, 2021. Amortization expense associated with these assets were not significant for the three or six months ended February 28, 2022 or February 28, 2021.

Note 5. Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2021	$85,476	$9,184	$1,209	$95,869
Translation adjustments	(12)	(103)	-	(115)
Balance as of February 28, 2022	$85,464	$9,081	$1,209	$95,754

During the second quarter of fiscal year 2022, the Company performed its annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as required by the authoritative guidance as of the Company’s most recent goodwill impairment testing date, December 1, 2021. During the fiscal year 2022 annual goodwill impairment test, the Company performed a qualitative assessment of each reporting unit to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. In performing this qualitative assessment, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of its reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions, including the impacts of the COVID-19 pandemic; (2) industry and market conditions; (3) historical financial performance and expected financial performance; (4) other entity specific events, such as changes in management or key personnel; and (5) events affecting the Company’s reporting units, such as a change in the composition of net assets or any expected dispositions.

Based on the results of this qualitative assessment, the Company determined that the estimated fair value of each of the Company’s reporting units exceeded their respective carrying values so significantly that an impairment charge to the Company’s goodwill balances is remote and, thus, a quantitative analysis was not required. As a result, the Company concluded that no impairment of its goodwill existed as of December 1, 2021. In addition, the Company concluded that there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to December 1, 2021 through February 28, 2022. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets, which include the Spot Shot, Carpet Fresh, 1001, EZ REACH and GT85 trade names, are included in other intangible assets, net in the Company’s condensed consolidated balance sheets. The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	February 28,	August 31,
	2022	2021
Gross carrying amount	$36,407	$36,657
Accumulated amortization	(29,929)	(29,413)
Net carrying amount	$6,478	$7,244

There has been no impairment charge for the six months ended February 28, 2022 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets. The Company’s review of events and circumstances included consideration of the ongoing COVID-19 pandemic.

Changes in the carrying amounts of definite-lived intangible assets by segment for the six months ended February 28, 2022 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2021	$5,495	$1,749	$-	$7,244
Amortization expense	(528)	(195)	-	(723)
Translation adjustments	-	(43)	-	(43)
Balance as of February 28, 2022	$4,967	$1,511	$-	$6,478

The estimated amortization expense for the Company’s definite-lived intangible assets is not significant in any future individual fiscal year.

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	February 28,	August 31,
	2022	2021
Accrued advertising and sales promotion expenses	$12,308	$11,796
Accrued professional services fees	2,134	2,122
Accrued sales taxes and other taxes	3,462	1,708
Deferred revenue	3,976	3,696
Short-term operating lease liability	1,866	1,903
Other	4,384	4,433
Total	$28,130	$25,658

Accrued payroll and related expenses consisted of the following (in thousands):

	February 28,	August 31,
	2022	2021
Accrued incentive compensation	$4,800	$14,068
Accrued payroll	4,728	4,746
Accrued profit sharing	1,068	3,273
Accrued payroll taxes	1,975	2,952
Other	562	623
Total	$13,133	$25,662

Note 7. Debt

As of February 28, 2022, the Company held borrowings under two separate agreements as detailed below.

Note Purchase and Private Shelf Agreement

The Company holds borrowings under its Note Purchase and Private Shelf Agreement (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”). As of February 28, 2022, the Company had outstanding balances on its series A, B and C notes issued under this Note Agreement.

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

Short-term and long-term borrowings under the Company’s Credit Agreement and Note Agreement consisted of the following (in thousands):

			February 28,	August 31,
	Issuance	Maturities	2022	2021

Credit Agreement - revolving credit facility (1)	Various	9/30/2025	$46,047	$46,540

Note Agreement
Series A Notes - 3.39% fixed rate(2)	11/15/2017	2021-2032	16,800	17,200
Series B Notes - 2.50% fixed rate(3)	9/30/2020	11/15/2027	26,000	26,000
Series C Notes - 2.69% fixed rate(3)	9/30/2020	11/15/2030	26,000	26,000
Total borrowings			114,847	115,740
Short-term portion of borrowings			(2,038)	(800)
Total long-term borrowings			$112,809	$114,940

(1)The Company has the ability to refinance any draw under the line of credit with successive short-term borrowings through the maturity date. Outstanding draws for which management has the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of February 28, 2022, $44.8 million on this facility is classified as long-term and is denominated in Euros and Pound Sterling, whereas $1.2 million is classified as short-term and is denominated in U.S. Dollar. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.

(2)Principal payments are required semi-annually in May and November of each year in equal installments of $0.4 million through May 15, 2032, resulting in $0.8 million classified as short-term. The remaining outstanding principal in the amount of $8.4 million will become due on November 15, 2032.

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

•The consolidated interest coverage ratio cannot be less than three to one. The consolidated interest coverage ratio means, as of any date of determination, the ratio of (a) consolidated EBITDA for the most recently completed four fiscal quarters to (b) consolidated interest charges for the most recently completed four fiscal quarters

As of February 28, 2022, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.

Note 8. Share Repurchase Plan

On October 12, 2021, the Company’s Board of Directors (“Board”) approved a new share repurchase plan. Under the plan, which became effective on November 1, 2021, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2023. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from November 1, 2021 through February 28, 2022, the Company repurchased 78,637 shares at an average price of $230.98 per share, for a total cost of $18.2 million under this $75.0 million plan.

Note 9. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Net income	$19,508	$17,191	$38,063	$40,814
Less: Net income allocated to
participating securities	(73)	(64)	(137)	(174)
Net income available to common shareholders	$19,435	$17,127	$37,926	$40,640

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Weighted-average common
shares outstanding, basic	13,679	13,700	13,773	13,687
Weighted-average dilutive securities	25	29	31	31
Weighted-average common
shares outstanding, diluted	13,704	13,729	13,804	13,718

For the three and six months ended February 28, 2022, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 9,280 and 7,212, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. For the three and six months ended February 28, 2021, there were no anti-dilutive stock-based equity awards outstanding.

Note 10. Revenue Recognition

Disaggregation of Revenue

The following table presents our revenues by segment and major source (in thousands):

:

	Three Months Ended February 28, 2022:				Six Months Ended February 28, 2022:
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Maintenance products	$50,409	$52,093	$19,399	$121,901	$102,393	$107,536	$38,002	$247,931
HCCP (1)	4,088	1,970	2,027	8,085	8,392	4,082	4,327	16,801
Total net sales	$54,497	$54,063	$21,426	$129,986	$110,785	$111,618	$42,329	$264,732

	Three Months Ended February 28, 2021:				Six Months Ended February 28, 2021:
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Maintenance products	$41,310	$47,736	$13,682	$102,728	$89,812	$100,114	$27,146	$217,072
HCCP (1)	4,847	2,077	2,253	9,177	10,532	4,449	4,411	19,392
Total net sales	$46,157	$49,813	$15,935	$111,905	$100,344	$104,563	$31,557	$236,464

(1)Homecare and cleaning products (“HCCP”)

Contract Balances

Contract liabilities consist of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $4.0 million and $3.7 million as of February 28, 2022 and August 31, 2021, respectively. All of the $3.7 million that was included in contract liabilities as of August 31, 2021 was recognized to revenue during the six months ended February 28, 2022. These contract liabilities are recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. The Company did not have any contract assets as of February 28, 2022 and August 31, 2021.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of February 28, 2022, no such commitments were outstanding.

Litigation

From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. As of February 28, 2022, there were no unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss. As to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.

For further information on the risks the Company faces from existing and future claims, lawsuits, investigations and proceedings, see the Company’s risk factors disclosed in Part I―Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended August 31, 2021, which was filed with the SEC on October 22, 2021.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of February 28, 2022.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of February 28, 2022.

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

The provision for income taxes was 20.1% and 15.0% of income before income taxes for the three months ended February 28, 2022 and 2021, respectively. The increase in the effective income tax rate from period to period was primarily due to a non-recurring benefit received in the prior year from the settlement of stock-based equity awards.

The provision for income taxes was 19.9% and 15.4% of income before income taxes for the six months ended February 28, 2022 and 2021, respectively. The increase in the effective income tax rate from period to period was primarily due to non-recurring benefits received in the prior year from stock-based compensation, coupled with an increase in performance-based compensation that is not deductible for tax purposes in the current year.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2018 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2018 are no longer subject to examination. The Company is currently under audit in various state jurisdictions for fiscal years 2018 through 2020. Estimated unrecognized tax benefits related to income tax positions affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months were not significant. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
February 28, 2022:
Net sales	$54,497	$54,063	$21,426	$-	$129,986
Income from operations	$11,217	$13,715	$7,925	$(8,114)	$24,743
Depreciation and
amortization expense	$1,169	$813	$70	$43	$2,095
Interest income	$-	$-	$21	$-	$21
Interest expense	$486	$125	$2	$-	$613

February 28, 2021:
Net sales	$46,157	$49,813	$15,935	$-	$111,905
Income from operations	$10,356	$14,176	$5,188	$(9,065)	$20,655
Depreciation and
amortization expense	$795	$807	$75	$80	$1,757
Interest income	$-	$3	$16	$-	$19
Interest expense	$491	$118	$1	$-	$610

Six Months Ended:
February 28, 2022:
Net sales	$110,785	$111,618	$42,329	$-	$264,732
Income from operations	$23,234	$27,928	$15,227	$(17,586)	$48,803
Depreciation and
amortization expense	$2,212	$1,597	$144	$129	$4,082
Interest income	$-	$-	$46	$-	$46
Interest expense	$984	$246	$3	$-	$1,233

February 28, 2021:
Net sales	$100,344	$104,563	$31,557	$-	$236,464
Income from operations	$24,982	$31,919	$10,247	$(18,101)	$49,047
Depreciation and
amortization expense	$1,586	$1,563	$151	$158	$3,458
Interest income	$1	$5	$32	$-	$38
Interest expense	$946	$232	$2	$-	$1,180

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

Note 14. Subsequent Events

Dividend Declaration

On March 15, 2022, the Company’s Board declared a cash dividend of $0.78 per share payable on April 29, 2022 to shareholders of record on April 15, 2022.

Changes to Executive Leadership and the Board

On March 15, 2022, the Board adopted a resolution to increase the size of the Board from ten to eleven, effective immediately.

On March 16, 2022, the Company announced the (i) retirement of Garry O. Ridge as CEO of the Company, effective August 31, 2022, (ii) the appointment of Steven A. Brass, currently the President and Chief Operating Officer (“COO”) of the Company, as CEO, effective September 1, 2022, and (iii) the appointment of Mr. Brass to the Board, effective March 15, 2022.

Mr. Ridge will remain as an employee of the Company until January 2, 2023, after which he will serve as a consultant to the Company until June 30, 2023, and will remain on the Board of the Company and serve as Chairman, until December 13, 2022.

In connection with Mr. Ridge’s retirement, the Company and Mr. Ridge entered into a Transition and Release Agreement on March 11, 2022 (the “Transition Agreement”) and signed the FY 2022 Restricted Stock Unit Award Agreement (“RSU Agreement”). Pursuant to the Transition Agreement, the Company granted him 5,347 restricted stock units (with a value of $1.0 million) with a grant date of March 17, 2022, which are scheduled to vest on June 30, 2023, subject to certain terms and conditions in the Transition Agreement and/or the RSU Agreement.

The foregoing description of the terms and conditions of the Transition Agreement and the RSU Agreement does not purport to be complete and is qualified in its entirety by reference to the Transition Agreement and the RSU Agreement, which are filed as Exhibit 10(c) and Exhibit 10(d), respectively, included in Part II-Item 6, “Exhibits” and incorporated by reference in this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, the terms “we,” “our,” and “us” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percentages in tables and discussions may not total due to rounding.

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

In order to show the impact of changes in foreign currency exchange rates on our results of operations, we have included constant currency disclosures, where necessary, in the Overview and Results of Operations sections which follow. Constant currency disclosures represent the translation of our current fiscal year revenues and expenses from the functional currencies of our subsidiaries to U.S. Dollars using the exchange rates in effect for the corresponding period of the prior fiscal year. We use results on a constant currency basis as one of the measures to understand our operating results and evaluate our performance in comparison to prior periods. Results on a constant currency basis are not in accordance with generally accepted accounting principles in the United States of America (“non-GAAP”) and should be considered in addition to, not as a substitute for, results prepared in accordance with GAAP.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. This report contains forward-looking statements, which reflect our current views with respect to future events and financial performance. These forward-looking statements are generally identified with words such as “believe,” “expect,” “intend,” “plan,” “could,” “may,” “aim,” “anticipate,” “target,” “estimate” and similar expressions.

These forward-looking statements include, but are not limited to, discussions about future financial and operating results, including:  growth expectations for maintenance products; expected levels of promotional and advertising spending; anticipated input costs for manufacturing and the costs associated with distribution of our products; plans for and success of product innovation, the impact of new product introductions on the growth of sales; anticipated results from product line extension sales; expected tax rates and the impact of tax legislation and regulatory action; the length and severity of the current COVID-19 pandemic and its impact on the global economy and our financial results; changes in the political conditions or relations between the United States and other nations, the impacts from inflationary trends and supply chain constraints; and forecasted foreign currency exchange rates and commodity prices.  We undertake no obligation to revise or update any forward-looking statements.

Actual events or results may differ materially from those projected in forward-looking statements due to various factors, including, but not limited to, those identified in Part I―Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, and in our Quarterly Reports on Form 10-Q, which may be updated from time to time.

Overview

The Company

WD-40 Company (the “Company”), based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products that solve problems in workshops, factories and homes around the world. We own a wide range of well-known brands that include maintenance products and homecare and cleaning products: WD-40® Multi-Use Product, WD-40 Specialist®, 3-IN-ONE®, GT85®, 2000 Flushes®, no vac®, 1001®, Spot Shot®, Lava®, Solvol®, X-14® and Carpet Fresh®.

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

Highlights

The following summarizes the financial and operational highlights for our business during the six months ended February 28, 2022:

•Consolidated net sales increased $28.3 million, or 12%, for the six months ended February 28, 2022 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $2.5 million on consolidated net sales for the six months ended February 28, 2022 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have increased by $25.8 million, or 11%, from period to period. This favorable impact from changes in foreign currency exchange rates mainly came from our EMEA segment, which accounted for 42% of our consolidated sales for the six months ended February 28, 2022.

•Gross profit as a percentage of net sales decreased to 50.6% for the six months ended February 28, 2022 compared to 55.9% for the corresponding period of the prior fiscal year primarily due to increased global supply chain challenges, including the increased cost of raw materials and constraints related to the ongoing COVID-19 pandemic. These ongoing challenges have resulted in increased inflation rates globally. See the Impact of COVID-19 on Our Business section which follows for details.

•Consolidated net income decreased $2.8 million, or 7%, for the six months ended February 28, 2022 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $0.5 million on consolidated net income for the six months ended February 28, 2022 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have decreased $3.3 million, or 8%, from period to period.

•Diluted earnings per common share for the six months ended February 28, 2022 were $2.75 versus $2.96 in the prior fiscal year period.

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

Significant Developments

Impact of COVID-19 on Our Business

Our financial results and operations continue to be impacted by the COVID-19 pandemic that began during our fiscal year 2020. The ongoing COVID-19 pandemic has impacted global economies, the rate of inflation, supply chains, distribution networks and consumer behavior around the world. We have experienced both favorable and unfavorable impacts to our financial results and our operations as a result of the direct and indirect effects of the COVID-19 pandemic. For example, although sales have been negatively impacted at varying times in the regions in which we operate due to health and safety restrictions required by local governmental authorities, those negative sales impacts have generally been more than offset by increased demand for our products as a result of the shift in consumer spending patterns compared to periods before the pandemic. This shift in spending patterns, which has included increased renovation and maintenance activities as well as increased online purchases, contributed to record sales for the Company in fiscal year 2021. However, global supply chain issues have resulted in increased raw material costs and other input costs, as well as significantly higher competition for freight resources and labor constraints within distribution networks, which has also caused increased costs. These increased costs started to negatively impact our gross margin and financial results in our fiscal year 2021. We began to experience more significant negative impacts from this inflationary environment in the first half of fiscal year 2022 resulting in a lower gross margin as compared to the first half of the prior fiscal year.

Some of the increasing supply chain challenges that we have experienced include general aerosol production capacity constraints and competition for such capacity by other companies who utilize the same third-party manufacturers for their aerosol production. Supply chains at many companies globally are being strained due to shortages of certain materials and this is impacting the ability of our third-party manufacturers to procure certain raw materials needed to manufacture our products. These challenges have periodically resulted in us not being able to meet the high level of demand for our products by customers and end-users in certain markets, most significantly those markets in our Americas segment where demand for aerosols has significantly outpaced the available production capacity in the region. We are continuing to actively manage supply chain and transportation disruptions and constraints that have arisen periodically within all three of our business segments, but particularly in the Americas, during the COVID-19 pandemic. We have been actively working on various initiatives with our existing third-party manufacturers and we are also identifying and onboarding new third-party manufacturers. As a result of these initiatives, we are beginning to see increases in the capacity and flexibility of our supply chain and we were more able to meet strong end-user demand during the second quarter of fiscal year 2022. When we onboard new third-party manufacturers, it comes with inherent risks and in the current economic environment, it also potentially comes with higher costs. Although we are not able to estimate the degree of the impact or the costs associated with potential future disruptions within our supply chain and distribution networks, or the costs associated with our initiatives to address these challenges, we believe that the changes we continue to implement as a result of the pandemic will have a positive lasting impact on our ability to better manage any future disruptions. However, some of the additional costs resulting from these recent supply chain constraints, as well as the inflationary environment that is impacting our raw material costs, are expected to unfavorably impact our cost of goods sold for as long as such conditions exist. To offset these unfavorable impacts to gross margin, price increases are being implemented across all of our markets and geographies. It will take time before the full impact of these price increases is reflected in our reported results and it is possible that sales volumes may be impacted unfavorably in the short term as customers and end users adjust to increased sales prices.

Although several vaccines and treatments are authorized for use against COVID-19, these vaccines and treatments are being produced, distributed and accepted at varying rates globally and circumstances continue to evolve with COVID-19 case counts and new variants. The severity and duration of this rapidly evolving pandemic remain uncertain and it is difficult for us to estimate the extent to which the COVID-19 pandemic will impact our financial results and operations in future periods. It is also uncertain how more stable conditions surrounding the pandemic or the end of the pandemic will impact the high levels of renovation and maintenance activities that we have seen by end-users in recent periods. If such activities decrease in future periods, this could adversely impact our financial results.

We have continued to follow a variety of measures to promote the safety and security of our employees, support the communities in which we operate and ensure the availability and functioning of our critical infrastructure. During the pandemic, these measures have included allowing for or requiring remote working arrangements for employees in some regions and the imposition of various travel restrictions. In addition, we continue to develop and monitor plans to support a safe working environment for our employees that includes reentry plans for various office locations in which we operate around the world. These plans vary by region based on the evolving situations within those regions. In connection with these plans, we have put in place our “Work from Where” philosophy to support work-life integration, and enable management and employees to align on where work is completed.

See our risk factors disclosed in Part I―Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, which was filed with the SEC on October 22, 2021 for information on risks associated with pandemics in general and COVID-19 specifically.

The Impact of Russian Military Action in Ukraine

On February 24, 2022, Russian forces launched significant military action against Ukraine, which has resulted in conflict and disruption in the region. In response to this action taken by Russia, the U.S. and other countries immediately imposed various economic sanctions against Russia. In the event these geopolitical tensions fail to improve or deteriorate further, additional governmental sanctions may be enacted. The direct and indirect impacts of this evolving situation and its effect on global economies in future periods are difficult to predict. We have suspended selling our products to markets in Russia and Belarus beginning in March 2022, which will have an unfavorable impact on our sales in future periods. In addition, we are currently unable to sell our products in Ukraine due to the disruption in the country. Our net sales to the regions that are directly impacted were approximately 3% of consolidated net sales for fiscal year 2021 and approximately 4% of consolidated net sales for the first half of fiscal year 2022. We do not have significant operations in these affected regions other than the distribution and sale of our products, which occurs through marketing distributors.

As a result of this conflict, commodity markets remain subject to heightened levels of uncertainty, especially as they relate to the price of crude oil, which increased significantly in the immediate aftermath of the sanctions against Russia. Increases in crude oil prices unfavorably impact the cost of our products and the transportation of our products. The length and severity of the recent increases in the price of crude oil are highly unpredictable and may unfavorably impact our cost of goods sold for as long as these conditions exist. There is often a delay of one quarter or more before changes in raw material costs impact the cost of products sold due to production and inventory life cycles.

Results of Operations

Three and Six Months Ended February 28, 2022 Compared to Three and Six Months Ended February 28, 2021

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended February 28,				Six Months Ended February 28,
			Change from Prior Year				Change from Prior Year
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Net sales:
Maintenance products	$121,901	$102,728	$19,173	19%	$247,931	$217,072	$30,859	14%
HCCP (1)	8,085	9,177	(1,092)	(12)%	16,801	19,392	(2,591)	(13)%
Total net sales	129,986	111,905	18,081	16%	264,732	236,464	28,268	12%
Cost of products sold	64,468	49,898	14,570	29%	130,744	104,211	26,533	25%
Gross profit	65,518	62,007	3,511	6%	133,988	132,253	1,735	1%
Operating expenses	40,775	41,352	(577)	(1)%	85,185	83,206	1,979	2%
Income from operations	$24,743	$20,655	$4,088	20%	$48,803	$49,047	$(244)	-
Net income	$19,508	$17,191	$2,317	13%	$38,063	$40,814	$(2,751)	(7)%
EPS - diluted	$1.41	$1.24	$0.17	14%	$2.75	$2.96	$(0.21)	(7)%
Shares used in diluted EPS	13,705	13,729	(24)	-	13,805	13,718	87	1%

(1)Homecare and cleaning products (“HCCP”)

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended February 28,				Six Months Ended February 28,
			Change from Prior Year				Change from Prior Year
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Americas	$54,497	$46,157	$8,340	18%	$110,785	$100,344	$10,441	10%
EMEA	54,063	49,813	4,250	9%	111,618	104,563	7,055	7%
Asia-Pacific	21,426	15,935	5,491	34%	42,329	31,557	10,772	34%
Total	$129,986	$111,905	$18,081	16%	$264,732	$236,464	$28,268	12%

Americas Sales

The following table summarizes net sales by product line for the Americas segment, which includes the U.S., Canada and Latin America (in thousands, except percentages):

	Three Months Ended February 28,				Six Months Ended February 28,
			Change from Prior Year				Change from Prior Year
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Maintenance products	$50,409	$41,310	$9,099	22%	$102,393	$89,812	$12,581	14%
HCCP	4,088	4,847	(759)	(16)%	8,392	10,532	(2,140)	(20)%
Total	$54,497	$46,157	$8,340	18%	$110,785	$100,344	$10,441	10%
% of consolidated net sales	42%	41%			42%	43%

CC Net sales - non-GAAP (1)	$54,678	$46,157	$8,521	18%	$110,471	$100,344	$10,127	10%

(1)Current fiscal year constant currency (“CC”) net sales translated at the foreign currency exchange rates in effect for the corresponding period of the prior fiscal year, compared to prior period actual net sales.

Americas Sales – Three Months Ended – February 28, 2022 Compared to February 28, 2021

Net sales of maintenance products in the Americas segment increased due to the following:

•United States (“U.S.”) sales increased $7.6 million, or 26%, primarily due to increased sales of WD-40 Multi-Use Product and WD-40 Specialist. While the U.S. has continued to experience a high level of demand for its maintenance products after the onset of the COVID-19 pandemic, it has also continued to experience significant supply chain constraints as a result of the pandemic in both periods. However, adjustments we have made in our supply chain to increase the production capacity of our most significant products improved the availability of these products from period to period. WD-40 Multi-Use Product sales increased by $4.7 million, or 19%, primarily due to increased product availability and price increases that went into effect in the first quarter of this fiscal year. In addition, sales during the comparable period in the prior year were negatively impacted by severe winter storms that temporarily halted product delivery in the U.S., with no comparable event during the current fiscal year. WD-40 Specialist products are sourced at certain third-party manufacturers that were more significantly impacted by the various global supply chain constraints experienced over the last several quarters. WD-40 Specialist sales increased by $3.1 million, or 125%, primarily due to the improvements in these supply chain conditions which significantly improved product availability in the second quarter of this year, as well as price increases.

•Latin America sales increased $1.5 million, or 18%, primarily due to successful promotional programs and increased product availability in certain of our Latin America markets, as well as favorable impacts from sales price increases that went into effect in November 2021 in our distributor markets. In addition, the continued momentum from the shift in the Mexico market from a distributor model to the direct model that we made in late fiscal year 2020 favorably impacted sales period over period as a result of new distribution and continued growth of the base business. In addition, sales in Mexico increased due to customers purchasing product in advance of a price increase that went into effect in February 2022.

•Canada sales remained relatively consistent period over period.

Net sales of HCCP brands in the Americas decreased primarily due to the following:

•Challenges in our Americas supply chain, primarily in the U.S., resulted in decreased product availability and lower net sales for most HCCP brands. While we have been actively working to increase the capacity and flexibility of our supply chain in recent periods, the adjustments we have made to date have been more heavily focused on our most significant products, primarily our maintenance products.

•While each of our homecare and cleaning products have continued to generate positive cash flows, we have experienced flat or slightly decreased sales for many of these products in recent periods.

For the three months ended February 28, 2022, 74% of sales came from the U.S., and 26% of sales came from Canada and Latin America combined compared to the distribution for the three months ended February 28, 2021 when 72% of sales came from the U.S., and 28% of sales came from Canada and Latin America.

Americas Sales – Six Months Ended – February 28, 2022 Compared to February 28, 2021

Net sales of maintenance products in the Americas segment increased due primarily to the following:

•U.S. sales increased $7.1 million, or 11%, due to increased sales of WD-40 Multi-Use Product and WD-40 Specialist of $6.2 million, or 11%, and $1.8 million, or 25%, respectively. These increases for both products were primarily due to price increases that went into effect in the first quarter of this fiscal year and supply chain improvements which resulted in increased product availability as discussed above in the section for the three months ended February 28, 2022. These increases were slightly offset by lower 3-IN-ONE sales of $0.9 million, or 23%, due to decreased product availability as a result of the supply chain constraints we have experienced at our third-party manufacturers who produce this product.

•Latin America sales increased $5.5 million, or 31%, primarily due to higher sales throughout many markets in the region, including in our direct market in Mexico. Increased sales were primarily due to many distributor customers and Mexico direct customers purchasing product in advance of price increases that went into effect in the first half of this fiscal year. In addition, sales were favorably impacted by increased product availability, successful promotional programs, price increases and the continued momentum in our direct market in Mexico, as discussed above in the section for the three months ended February 28, 2022.

•Canada sales remained relatively consistent period over period.

Net sales of HCCP in the Americas decreased due to the following:

•Challenges in our Americas supply chain negatively impacted net sales for these products, as discussed above in the section for the three months ended February 28, 2022.

For the six months ended February 28, 2022, 72% of sales came from the U.S., and 28% of sales came from Canada and Latin America combined, compared to the distribution for the six months ended February 28, 2021 when 75% of sales came from the U.S., and 25% of sales came from Canada and Latin America.

EMEA Sales

The following table summarizes net sales by product line for the EMEA segment, which includes Europe, the Middle East, Africa and India (in thousands, except percentages):

	Three Months Ended February 28,				Six Months Ended February 28,
			Change from Prior Year				Change from Prior Year
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Maintenance products	$52,093	$47,736	$4,357	9%	$107,536	$100,114	$7,422	7%
HCCP	1,970	2,077	(107)	(5)%	4,082	4,449	(367)	(8)%
Total (1)	$54,063	$49,813	$4,250	9%	$111,618	$104,563	$7,055	7%
% of consolidated net sales	42%	45%			42%	44%

CC Net sales - non-GAAP (2)	$54,617	$49,813	$4,804	10%	$109,695	$104,563	$5,132	5%

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

(2)Current fiscal year constant currency net sales translated at the foreign currency exchange rates in effect for the corresponding period of the prior fiscal year, compared to prior period actual net sales.

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

EMEA Sales – Three Months Ended – February 28, 2022 Compared to February 28, 2021

Net sales increased in the EMEA segment primarily due to the following:

Direct Markets – EMEA (65% of net sales QTD FY2022 vs 67% QTD FY2021)

•Direct market sales increased $2.1 million, or 6%, primarily due to increased sales of WD-40 Multi-Use Product in all direct markets, with the exception of the U.K..

•Sales in the EMEA direct markets, excluding the U.K., increased $3.1 million, or 12%. These increases were primarily due to the favorable impacts of price increases that were implemented over the last twelve months, as well as many customers purchasing product in advance of additional price increases that will occur during the third quarter of fiscal year 2022.

•These increases were partially offset by lower sales in the U.K., which were down $1.0 million, or 12%, primarily due to a lower level of promotional programs that were conducted period over period, which was slightly offset by the favorable impacts of sales price increases.

•Sales in our direct markets were unfavorably impacted by the weakening of the Pound Sterling, the functional currency of our U.K. subsidiary, against the U.S. Dollar. In addition, sales in our direct markets were unfavorably impacted by the weakening of the Euro against the Pound Sterling from period to period for sales generated in our Euro-based direct markets.

Distributor Markets – EMEA (35% of net sales QTD FY2022 vs 33% QTD FY2021)

•Distributor market sales increased $2.2 million, or 13%, primarily due to increased sales of maintenance products in Russia, which were up $0.7 million, as well as higher sales in Turkey, Poland, and the Czech Republic, each of which was up $0.5 million. See The Impact of Russian Military Action in Ukraine described in the “Significant Developments” section above for further information regarding the suspension of our sales to Russian markets.

•These increases were primarily due to the timing of customer orders from period to period, price increases and distributors purchasing product in advance of additional price increases that will occur during the third quarter of fiscal year 2022.

EMEA Sales – Six Months Ended – February 28, 2022 Compared to February 28, 2021

Net sales increased in the EMEA segment due to the following drivers:

Direct Markets – EMEA (64% of net sales YTD FY2022 vs 66% YTD FY2021)

•Direct markets increased $3.1 million, or 5%, primarily due to increased sales of WD-40 Multi-Use Product and WD-40 Specialist in all direct markets, with the exception of the U.K.

•Sales in the EMEA direct markets, excluding the U.K. increased $5.6 million, or 11%, primarily due to new distribution and successful promotional programs during the first quarter of fiscal year 2022, as well as the favorable impacts of price increases, as discussed above in the section for the three months ended February 28, 2022.

•These increases were partially offset by lower sales in the U.K., which were down $2.5 million, or 14%, primarily due to a lower level of promotional programs that were conducted period over period and the timing of customer orders, which were slightly offset by sales price increases.

•Sales in our direct markets benefited from the strengthening of the Pound Sterling, the functional currency of our U.K. subsidiary, against the U.S. Dollar. However, these benefits were more than offset in the opposite direction as a result of the weakening of the Euro against the Pound Sterling from period to period for sales generated in our Euro-based direct markets.

Distributor Markets – EMEA (36% of net sales YTD FY2022 vs 34% YTD FY2021)

•Distributor markets increased $4.0 million, or 11%, primarily due to increased sales of the WD-40 Multi-Use Product in Poland, Russia and the Czech Republic, which were up $1.5 million, $1.3 million and $1.0 million, respectively.

•Increased sales in the distributor markets were primarily due to new distribution, successful promotional programs and favorable changes in foreign currency exchange rates during the first quarter of fiscal year 2022, as well as other impacts discussed above in the section for the three months ended February 28, 2022.

Asia-Pacific Sales

The following table summarizes net sales by product line for the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region (in thousands, except percentages):

	Three Months Ended February 28,				Six Months Ended February 28,
			Change from Prior Year				Change from Prior Year
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Maintenance products	$19,399	$13,682	$5,717	42%	$38,002	$27,146	$10,856	40%
HCCP	2,027	2,253	(226)	(10)%	4,327	4,411	(84)	(2)%
Total	$21,426	$15,935	$5,491	34%	$42,329	$31,557	$10,772	34%
% of consolidated net sales	16%	14%			16%	13%

CC Net sales - non-GAAP (1)	$21,579	$15,935	$5,644	35%	$42,035	$31,557	$10,478	33%

(1)Current fiscal year constant currency (“CC”) net sales translated at the foreign currency exchange rates in effect for the corresponding period of the prior fiscal year, compared to prior period actual net sales.

Asia-Pacific Sales – Three Months Ended – February 28, 2022 Compared to February 28, 2021

Net sales in the Asia-Pacific segment increased primarily due to the following:

•Asia distributor markets sales increased $3.8 million, or 64%, primarily due to higher sales of WD-40 Multi-Use Product as a result of distributors purchasing product in advance of a price increase that went into effect in March 2022, as well as the timing of customer orders and promotional programs from period to period. In addition, sales increased due to the continued easing of COVID-19 lockdown measures and restrictions compared to the corresponding period of the prior fiscal year. These reduced lockdown measures positively impacted economic conditions during the second quarter of fiscal year 2022 and resulted in increased demand and higher sales in most countries.

•China sales increased $2.0 million, or 42%, primarily due to a higher level of promotional activities as well as customers purchasing product in advance of a price increase that went into effect during the second quarter of fiscal year 2022.

•Australia sales decreased $0.3 million, or 5%, primarily due to decreased sales of homecare and cleaning products, which were down $0.2 million, or 10%.

Asia-Pacific Sales – Six Months Ended – February 28, 2022 Compared to February 28, 2021

Net sales in the Asia-Pacific segment increased due to the following drivers:

•Sales in the Asia distributor markets increased $6.3 million, or 49%, primarily due to the various impacts discussed above in the section for the three months ended February 28, 2022.

•Sales in China increased $4.4 million, or 54%, primarily due to a higher level of promotional activities as well as price increases that went into effect during the second quarter of fiscal year 2022. In addition, sales increased due to the timing of customer orders from period to period.

•Australia sales remained relatively consistent period over period.

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

•In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The strengthening or weakening of the Euro and U.S. Dollar against the Pound Sterling may result in foreign currency related changes to the gross margin percentage in the EMEA segment from period to period; and

•Our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.7 million and $3.5 million for the three months ended February 28, 2022 and 2021, respectively, and $9.5 million and $7.7 million for the six months ended February 28, 2022 and 2021, respectively.

•For further information pertaining to recent trends and economic conditions affecting gross margin, please see the section titled “Significant Developments”.

The following table summarizes gross margin and gross profit (in thousands, except percentages):

	Three Months Ended February 28,				Six Months Ended February 28,
	2022	2021	Change from Prior Year		2022	2021	Change from Prior Year
Gross profit	$65,518	$62,007	$3,511		$133,988	$132,253	$1,735
Gross margin	50.4%	55.4%	(500)	bps (1)	50.6%	55.9%	(530)	bps (1)

(1)Basis points (“bps”) change in gross margin.

Gross Margin - Three Months Ended – February 28, 2022 Compared to February 28, 2021

Gross margin decreased 500 bps primarily due to the following unfavorable impacts, partially offset by favorable impacts:

1010
Unfavorable Impacts	Favorable Impacts

•(370) bps - Higher costs of specialty chemicals used in the formulation of our products.

•(110) bps - Higher warehousing, distribution and freight costs associated with supply chain constraints as a result of the ongoing COVID-19 pandemic, the worsening inflationary environment and initiatives to increase production capacity while these constraints exist.

• (80) bps - Higher filling fees paid to our third-party contract manufacturers, primarily in the Americas segment.

• (60) bps - Changes in foreign currency exchange rates in the EMEA segment.

• (60) bps - Higher miscellaneous costs associated with inventory and overhead in the Americas segment as well as unfavorable product mix.

•200 bps - Sales price increases implemented during the last 12 months in all three segments.

Gross Margin - Six Months Ended – February 28, 2022 Compared to February 28, 2021

Gross margin decreased 530 bps primarily due to the following unfavorable impacts, partially offset by favorable impacts:

1010
Unfavorable Impacts	Favorable Impacts

•(380) bps - Higher costs of specialty chemicals used in the formulation of our products.

•(130) bps - Higher warehousing, distribution and freight costs associated with supply chain constraints as a result of the ongoing COVID-19 pandemic, the worsening inflationary environment and initiatives to increase production capacity while these constraints exist.

• (80) bps - Higher filling fees paid to our third-party contract manufacturers, primarily in the Americas segment.

• (60) bps - Changes in foreign currency exchange rates in the EMEA segment.

•160 bps - Sales price increases implemented during the last 12 months all three segments.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended February 28,				Six Months Ended February 28,
			Change from Prior Year				Change from Prior Year
(in thousands)	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
SG&A expenses	$34,819	$35,478	$(659)	(2)%	$73,242	$71,455	$1,787	3%
% of net sales	26.8%	31.7%			27.7%	30.2%

SG&A Expenses – Three Months Ended – February 28, 2022 Compared to February 28, 2021

The decrease in SG&A expenses was primarily due to lower employee-related costs, which decreased by $1.9 million due to lower incentive compensation accruals of $3.2 million, which were partially offset by increased headcount and annual compensation increases. The lower incentive compensation accruals are based on our most current forecast for fiscal year 2022 and we are projecting a lower level of achievement than the prior year for such compensation. In addition, lower miscellaneous costs also decreased SG&A expenses by $0.5 million from period to period. These decreases were significantly offset by freight cost increases of $1.2 million due to higher sales levels as well as carrier price increases associated with supply chain constraints and limited capacity in the global distribution networks. In addition, travel and meeting expense increased $0.5 million due to the reduction in travel restrictions related to COVID-19.

SG&A Expenses – Six Months Ended – February 28, 2022 Compared to February 28, 2021

The increase in SG&A expenses from period to period was due to a variety of factors. Freight costs increased $1.8 million due to higher sales levels as well as carrier price increases associated with supply chain constraints and limited capacity in the global distribution networks. Additionally, travel and meeting expense increased $1.1 million due to the reduction in travel restrictions related to COVID-19. Changes in foreign currency exchange rates from period to period also resulted in an increase of $0.5 million in SG&A expenses. These increases to SG&A expenses were offset by lower employee-related costs of $1.6 million, primarily due to lower incentive compensation accruals of $4.0 million, which were partially offset by increased headcount and annual compensation increases.

Note that we continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.3 million for both the three months ended February 28, 2022 and 2021, and $2.6 million and $2.9 million for the six months ended February 28, 2022 and 2021, respectively. Our research and development team engages in consumer research, product development, current product improvements and testing activities. This team leverages its development capabilities by collaborating with a network of outside resources including our current and prospective third-party contract manufacturers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion (“A&P”) Expenses

	Three Months Ended February 28,				Six Months Ended February 28,
			Change from Prior Year				Change from Prior Year
(in thousands)	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
A&P expenses	$5,596	$5,512	$84	2%	$11,220	$11,031	$189	2%
% of net sales	4.3%	4.9%			4.2%	4.7%

A&P Expenses – Three Months Ended – February 28, 2022 Compared to February 28, 2021

Although, A&P expenses increased slightly from period to period, A&P expenses as a percentage of net sales decreased primarily due to a lower level of promotional programs and marketing support in the Americas segment. Changes in foreign currency exchange rates did not have a significant impact on A&P expenses period over period.

As a percentage of net sales, A&P expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales was $6.4 million and $5.9 million for three months ended February 28, 2022 and 2021, respectively. Therefore, our total investment in A&P activities totaled $12.0 million and $11.4 million for the three months ended February 28, 2022 and 2021, respectively.

A&P Expenses – Six Months Ended – February 28, 2022 Compared to February 28, 2021

Although A&P expenses increased slightly from period to period, A&P expenses as a percentage of net sales decreased primarily due to a lower level of promotional programs and marketing support in the Americas segment. Changes in foreign currency exchange rates did not have a significant impact on A&P expenses period over period.

Total promotional costs recorded as a reduction to sales was $13.3 million and $11.7 million for six months ended February 28, 2022 and 2021, respectively. Therefore, our total investment in A&P activities totaled $24.5 million and $22.7 million for the six months ended February 28, 2022 and 2021, respectively.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended February 28,				Six Months Ended February 28,
			Change from Prior Year				Change from Prior Year
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Americas	$11,217	$10,356	$861	8%	$23,234	$24,982	$(1,748)	(7)%
EMEA	13,715	14,176	(461)	(3)%	27,928	31,919	(3,991)	(13)%
Asia-Pacific	7,925	5,188	2,737	53%	15,227	10,247	4,980	49%
Unallocated corporate	(8,114)	(9,065)	951	10%	(17,586)	(18,101)	515	3%
Total	$24,743	$20,655	$4,088	20%	$48,803	$49,047	$(244)	-

Americas

Americas Operating Income – Three Months Ended – February 28, 2022 Compared to February 28, 2021

Income from operations for the Americas increased to $11.2 million, up $0.9 million, or 8%, primarily due to an $8.3 million increase in sales, partially offset by a lower gross margin. Gross margin for the Americas segment decreased from 53.5% to 46.7% primarily due to increases in the costs of petroleum-based specialty chemicals. In addition, gross margin was unfavorably impacted by increased warehousing, distribution and freight costs and higher costs at our third-party manufacturers due to supply chain constraints and inflationary impacts as a result of the direct and indirect effects of the COVID-19 pandemic. These unfavorable impacts to gross margin were partially offset by the favorable impacts of price increases that were implemented during the first half of fiscal year 2022. Although operating expenses remained relatively constant from period to period, there were various items that offset each other from period to period. Operating expenses associated with higher outbound freight costs as a result of increased sales and higher freight rates, increased headcount and salaries, and higher travel and meeting expenses were completely offset by lower accrued incentive compensation and lower A&P expenses from period to period. Operating income as a percentage of net sales decreased from 22.4% to 20.6% period over period.

Americas Operating Income – Six Months Ended – February 28, 2022 Compared to February 28, 2021

Income from operations for the Americas decreased to $23.2 million, down $1.7 million, or 7%, primarily due to a lower gross margin and higher operating expenses, partially offset by a $10.4 million increase in sales. Gross margin for the Americas segment decreased from 53.9% to 47.7% primarily due to increases in the costs of petroleum-based specialty chemicals. In addition, gross margin was unfavorably impacted by increased warehousing, distribution and freight costs and higher costs at our third-party manufacturers due to supply chain constraints and inflationary impacts as a result of the direct and indirect effects of the COVID-19 pandemic, as well as increases in the discounts provided to customers. These unfavorable impacts to gross margin were partially offset by the combined favorable impacts of price increases that were implemented during the first half of fiscal year 2022 as well as increased supplier rebates primarily as a result of higher aerosol can purchase volumes from period to period. Operating expenses increased period over period primarily due to higher outbound freight costs as a result of increased sales and higher freight rates, increased headcount and salaries, and higher travel and meeting expenses, which were partially offset by lower accrued incentive compensation and lower A&P expenses. Operating income as a percentage of net sales decreased from 24.9% to 21.0% period over period.

EMEA

EMEA Operating Income – Three Months Ended – February 28, 2022 Compared to February 28, 2021

Income from operations for the EMEA segment decreased to $13.7 million, down $0.5 million, or 3%, primarily due to a lower gross margin and an increase in operating expenses, partially offset by a $4.2 million increase in sales. Gross margin for the EMEA segment decreased from 56.7% to 52.0% period over period primarily due to increased costs of petroleum-based specialty chemicals and aerosol cans as well as unfavorable changes in foreign currency exchange rates. These unfavorable impacts to gross margin were partially offset by price increases that were implemented over the last twelve months. Operating expenses increased $0.3 million period over period primarily due to higher A&P expenses, increased headcount and salaries, and higher travel and meeting expenses, which were significantly offset by lower accrued incentive compensation during the period. Operating income as a percentage of net sales decreased from 28.5% to 25.4% period over period.

EMEA Operating Income – Six Months Ended – February 28, 2022 Compared to February 28, 2021

Income from operations for the EMEA segment decreased to $27.9 million, down $4.0 million, or 13%, primarily due to a lower gross margin and an increase in operating expenses, partially offset by a $7.1 million increase in sales. Gross margin for the EMEA segment decreased from 57.6% to 51.8% period over period primarily due to increased costs of petroleum-based specialty chemicals and aerosol cans as well as unfavorable changes in foreign currency exchange rates. In addition, gross margin was also unfavorably impacted by increased warehousing, distribution and freight costs from period to period due to supply chain constraints and inflationary impacts as a result of the direct and indirect effects of the COVID-19 pandemic. These unfavorable impacts to gross margin were partially offset by price increases that were implemented over the last twelve months, as well as decreases to advertising, promotional, and other discounts given to our customers from period to period. Operating expenses increased $1.5 million period over period primarily due to higher A&P expenses, increased headcount and salaries, and higher travel and meeting expenses, which were partially offset by lower accrued incentive compensation. Operating income as a percentage of net sales decreased from 30.5% to 25.0% period over period.

Asia-Pacific

Asia-Pacific Operating Income – Three Months Ended – February 28, 2022 Compared to February 28, 2021

Income from operations for the Asia-Pacific segment increased to $7.9 million, up $2.7 million, or 53%, primarily due to a $5.5 million increase in sales, partially offset by a lower gross margin. Gross margin for the Asia-Pacific segment decreased from 56.9% to 55.9% period over period primarily due to increases to the cost of petroleum-based specialty chemicals and aerosol cans from period to period. These unfavorable impacts to gross margin were partially offset by price increases that were implemented during the first half of fiscal year 2022, as well as decreases in advertising, promotional, and other discounts given to our customers from period to period. Operating expenses remained relatively constant from period to period. Operating income as a percentage of net sales increased from 32.6% to 37.0% period over period.

Asia-Pacific Operating Income – Six Months Ended – February 28, 2022 Compared to February 28, 2021

Income from operations for the Asia-Pacific segment increased to $15.2 million, up $5.0 million, or 49%, primarily due to a $10.8 million increase in sales, partially offset by a lower gross margin and increased operating expenses. Gross margin for the Asia-Pacific segment decreased from 56.8% to 55.2% period over period primarily due to increases to the cost of petroleum-based specialty chemicals and aerosol cans from period to period. These unfavorable impacts to gross margin were partially offset by price increases that were implemented during the first half of fiscal year 2022, as well as decreases to advertising, promotional, and other discounts given to our customers from period to period. Operating expenses increased $0.5 million from period to period primarily due to higher A&P expenses and increased headcount and salaries, which were partially offset by lower accrued incentive compensation. Operating income as a percentage of net sales increased from 32.5% to 36.0% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended February 28,			Six Months Ended February 28,
	2022	2021	Change	2022	2021	Change
Interest income	$21	$19	$2	$46	$38	$8
Interest expense	$613	$610	$3	$1,233	$1,180	$53
Other income (expense), net	$252	$151	$101	$(77)	$330	$(407)
Provision for income taxes	$4,895	$3,024	$1,871	$9,476	$7,421	$2,055

Interest Income

Interest income was not significant during the three and six months ended February 28, 2022 and 2021.

Interest Expense

Interest expense was relatively constant during the three and six months ended February 28, 2022 and 2021.

Other Income (Expense), Net

Other income (expense), net was not significant during the three and six months ended February 28, 2022 and 2021.

Provision for Income Taxes

The provision for income taxes was 20.1% and 15.0% of income before income taxes for the three months ended February 28, 2022 and 2021, respectively. The increase in the effective income tax rate from period to period was primarily due to a non-recurring benefit received in the prior year from the settlement of stock-based equity awards.

The provision for income taxes was 19.9% and 15.4% of income before income taxes for the six months ended February 28, 2022 and 2021, respectively. The increase in the effective income tax rate from period to period was primarily due to non-recurring benefits received in the prior year from stock-based compensation, coupled with an increase in performance-based compensation that is not deductible for tax purposes in the current fiscal year.

Net Income

Net income was $19.5 million, or $1.41 per common share on a fully diluted basis, for the three months ended February 28, 2022 compared to $17.2 million, or $1.24 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a significant impact on consolidated net income for the three months ended February 28, 2022 compared to the corresponding period of the prior fiscal year.

Net income was $38.1 million, or $2.75 per common share on a fully diluted basis, for the six months ended February 28, 2022 compared to $40.8 million, or $2.96 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had a favorable impact of $0.5 million on consolidated net income for the six months ended February 28, 2022 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have decreased $3.3 million, or 8%, from period to period.

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

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Gross margin - GAAP	50%	55%	51%	56%
Cost of doing business as a percentage
of net sales - non-GAAP	30%	36%	31%	34%
EBITDA as a percentage of net sales - non-GAAP (1)	21%	20%	20%	22%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Total operating expenses - GAAP	$40,775	$41,352	$85,185	$83,206
Amortization of definite-lived intangible assets	(360)	(362)	(723)	(720)
Depreciation (in operating departments)	(1,112)	(1,077)	(2,210)	(2,119)
Cost of doing business	$39,303	$39,913	$82,252	$80,367
Net sales	$129,986	$111,905	$264,732	$236,464
Cost of doing business as a percentage
of net sales - non-GAAP	30%	36%	31%	34%

EBITDA (in thousands, except percentages)

	Three Months Ended February 28,		Six Months Ended February 28,
	2022	2021	2022	2021
Net income - GAAP	$19,508	$17,191	$38,063	$40,814
Provision for income taxes	4,895	3,024	9,476	7,421
Interest income	(21)	(19)	(46)	(38)
Interest expense	613	610	1,233	1,180
Amortization of definite-lived intangible assets	360	362	723	720
Depreciation	1,736	1,396	3,359	2,738
EBITDA	$27,091	$22,564	$52,808	$52,835
Net sales	$129,986	$111,905	$264,732	$236,464
EBITDA as a percentage of net sales - non-GAAP	21%	20%	20%	22%

Liquidity and Capital Resources

Overview

Our financial condition and liquidity remain strong. Although there continues to be uncertainty related to the anticipated impact of the current COVID-19 pandemic on our future results, we believe our efficient business model and the steps that we have taken position us to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring our liquidity, the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are our existing cash and cash equivalents, as well as cash generated from operations and cash currently available from our existing unsecured revolving credit facility under the Credit Agreement with Bank of America. We use proceeds of the revolving credit facility primarily for our general working capital needs. We also hold borrowings under the Note Agreement. See Note 7 – Debt for additional information on these agreements.

We have historically held a balance of outstanding draws on our line of credit in either U.S. Dollars in the Americas segment, or in Euros and Pound Sterling in the EMEA segment. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. We have the ability to refinance any draws under the line of credit with successive short-term borrowings through the September 30, 2025 maturity date of the Credit Agreement. Outstanding draws for which we have the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of February 28, 2022, $44.8 million of the outstanding balance under our line of credit resides in the EMEA segment and is denominated in Euros and Pound Sterling and classified long-term, whereas $1.2 million is denominated in U.S. Dollar and classified as short-term. In the United States, we held $68.8 million in fixed rate long-term borrowings as of February 28, 2022, consisting of senior notes under our Note

Agreement. We paid $0.4 million in principal payments on our Series A Notes during the first half of fiscal year 2022. There were no other letters of credit outstanding or restrictions on the amount available on our line of credit or notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three and a half to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 7 – Debt for additional information on these financial covenants. At February 28, 2022, we were in compliance with all material debt covenants. We continue to monitor our compliance with all debt covenants and, at the present time, we believe that the likelihood of being unable to satisfy all material covenants is remote. At February 28, 2022, we had a total of $43.3 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.

We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund short-term and long-term operating requirements, capital expenditures, dividend payments, acquisitions, new business development activities and share repurchases. On October 12, 2021, our Board of Directors approved a new share repurchase plan. Under the plan, which became effective on November 1, 2021, we are authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2023, of which $56.8 million remains available for the repurchase of common shares at February 28, 2022.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended February 28,
	2022	2021	Change
Net cash provided by operating activities	$4,083	$42,510	$(38,427)
Net cash used in investing activities	(3,571)	(7,366)	3,795
Net cash provided by used in financing activities	(42,267)	(20,311)	(21,956)
Effect of exchange rate changes on cash and cash equivalents	(884)	1,086	(1,970)
Net (decrease) increase in cash and cash equivalents	$(42,639)	$15,919	$(58,558)

Operating Activities

Net cash provided by operating activities decreased $38.4 million to $4.1 million for the six months ended February 28, 2022 from $42.5 million for the corresponding period of the prior fiscal year. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the six months ended February 28, 2022 was net income of $38.1 million, which decreased approximately $2.8 million from period to period. The change in our working capital, which decreased net cash provided by operating activities was primarily attributable to increases in inventory in the Americas segment from period to period. This increase in inventory was due to deliberate actions we took to stock certain raw materials and finished goods given the current challenges within supply chain, as well as the higher carrying value of inventory due to higher raw material costs and other input costs from period to period. Net cash provided by operating activities was further decreased due to higher earned incentive payouts in the first quarter of fiscal year 2022 compared to the same period of the prior fiscal year as well as lower level of earned incentive accruals from period to period. In addition, increases in trade accounts receivable balances, primarily in the United Kingdom, decreased net cash provided by operating activities during the six months ended February 28, 2022 compared to the corresponding period of the prior fiscal year as a result of increased sales and the timing of payments from customers.

Investing Activities

Net cash used in investing activities decreased $3.8 million to $3.6 million for the six months ended February 28, 2022 from $7.4 million for the corresponding period of the prior fiscal year, primarily due to a lower level of manufacturing-related capital expenditures within the United States and the United Kingdom from period to period. Capital expenditures during fiscal years 2021 and 2022 were primarily related to manufacturing equipment, some of which is still under construction, and will be located at our third-party manufacturers in the United States and the United Kingdom once completed.

Financing Activities

Net cash used by financing activities increased $22.0 million to $42.3 million for the six months ended February 28, 2022 from $20.3 million for the corresponding period of the prior fiscal year. This change was primarily due to the resumption of treasury stock purchases in November 2021, resulting in increased treasury stock purchases of $18.2 million. In addition, increases in dividends paid to our shareholders of $2.2 million and increases in shares withheld to cover taxes on conversion of equity rewards of $0.8 million resulted in higher cash outflows from period to period. Additionally, in the first half of fiscal year 2021, we repaid $50.0 million of borrowings outstanding under our line of credit using $52.0 million in proceeds that we received from the issuance and sale of senior notes during the quarter. This net borrowing activity resulted in a $2.0 million cash inflow during the first half of fiscal year 2021 compared to $1.2 million in net proceeds from our revolving credit facility during the second quarter of fiscal year 2022.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary, which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $0.9 million for the six months ended February 28, 2022 as compared to an increase in cash of $1.1 million for the six months ended February 28, 2021. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Pound Sterling against the U.S. Dollar.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of February 28, 2022, no such commitments were outstanding.

Share Repurchase Plan

The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 8 — Share Repurchase Plan, included in this report.

Dividends

On March 15, 2022, the Company’s Board of Directors declared a cash dividend of $0.78 per share payable on April 29, 2022 to shareholders of record on April 15, 2022.

Critical Accounting Policies

Our discussion and analysis of our operating results and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America.

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

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a company that are designed to ensure the information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2022, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

There were no changes in our internal control over financial reporting during the three months ended February 28, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 12, 2021, the Company’s Board of Directors approved a new share repurchase plan. Under the plan, which became effective on November 1, 2021, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2023. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from December 1, 2021 through February 28, 2022, the Company repurchased 78,637 shares at a total cost of $18.2 million under this $75.0 million plan.

The following table provides information with respect to all purchases made by the Company during the three months ended February 28, 2022. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between December 1, 2021 and January 11, 2022 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Shares Purchased	Max $ Value of Shares
			as Part of Publicly	That May Yet Be
	Total # of Shares	Average Price Paid	Announced Plans	Purchased Under the
	Purchased	Per Share	& Programs	Plans & Programs
Period
December 1 - December 31	19,750	$232.07	19,750	$63,030,398
January 1 - January 31	26,887	$230.41	26,887	$56,834,925
February 1 - February 28	-	$-	-	$56,834,925
Total	46,637	$-	46,637

a

Item 6. Exhibits

HIDDEN_ROW

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 21, 2020, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed August 16, 2018, Exhibit 3.1 thereto.

10(a)	Libor Transition Agreement dated November 29, 2021 among the Company and Bank of America, N.A., incorporated by reference from the Registrant's Form 8-K filed December 1, 2021, Exhibit 10(a) thereto.

10(b)	Change of Control Severance Agreement between WD-40 Company and Phenix Q. Kiamilev dated December 13, 2021.

10(c)	Transition and Release Agreement, dated March 11, 2022, between WD-40 Company and Garry O. Ridge, incorporated by reference from the Registrant’s Form 8-K filed March 16, 2022, Exhibit 10.1 thereto.

10(d)

FY 2022 Restricted Stock Unit Award Agreement, dated March 11, 2022, between WD-40 Company and Garry O. Ridge, incorporated by reference from the Registrant’s Form 8-K filed March 16, 2022, Exhibit 10.2 thereto.

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

101

The following materials from WD-40 Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: April 7, 2022	By:	/s/ GARRY O. RIDGE
Garry O. Ridge Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President, Finance Treasurer and Chief Financial Officer

	By:	/s/ RAE ANN PARTLO
Rae Ann Partlo Vice President, Corporate Controller and Principal Accounting Officer