Form 10-Q
period 2022-05-31
WD 40 CO
filed 2022-07-07
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 1, 2022 was 13,627,441.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended May 31, 2022

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	May 31,	August 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$40,799	$85,961
Trade and other accounts receivable, less allowance for doubtful accounts of $329 and $463 at May 31, 2022
and August 31, 2021, respectively	92,621	89,558
Inventories	95,993	55,752
Other current assets	11,941	9,948
Total current assets	241,354	241,219
Property and equipment, net	69,156	70,145
Goodwill	95,499	95,869
Other intangible assets, net	6,037	7,244
Operating lease right-of-use assets	7,507	8,824
Deferred tax assets, net	852	858
Other assets	8,718	6,044
Total assets	$429,123	$430,203

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$40,684	$33,499
Accrued liabilities	26,064	25,658
Accrued payroll and related expenses	13,021	25,662
Short-term borrowings	16,377	800
Income taxes payable	123	317
Total current liabilities	96,269	85,936
Long-term borrowings	110,189	114,940
Deferred tax liabilities, net	10,421	10,401
Long-term operating lease liabilities	5,870	7,062
Other long-term liabilities	11,145	11,482
Total liabilities	233,894	229,821

Commitments and Contingencies (Note 11)

Shareholders' equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,887,577 and 19,856,865 shares issued at May 31, 2022 and
August 31, 2021, respectively; and 13,637,841 and 13,708,966 shares
outstanding at May 31, 2022 and August 31, 2021, respectively	20	20
Additional paid-in capital	165,159	163,737
Retained earnings	451,962	430,735
Accumulated other comprehensive loss	(31,442)	(26,030)
Common stock held in treasury, at cost ― 6,249,736 and 6,147,899
shares at May 31, 2022 and August 31, 2021, respectively	(390,470)	(368,080)
Total shareholders' equity	195,229	200,382
Total liabilities and shareholders' equity	$429,123	$430,203

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021

Net sales	$123,667	$136,405	$388,399	$372,869
Cost of products sold	64,682	63,947	195,426	168,158
Gross profit	58,985	72,458	192,973	204,711

Operating expenses:
Selling, general and administrative	33,621	38,131	106,863	109,586
Advertising and sales promotion	6,022	6,642	17,242	17,673
Amortization of definite-lived intangible assets	358	364	1,081	1,084
Total operating expenses	40,001	45,137	125,186	128,343

Income from operations	18,984	27,321	67,787	76,368

Other income (expense):
Interest income	27	21	73	59
Interest expense	(669)	(615)	(1,902)	(1,795)
Other (expense) income, net	(42)	183	(119)	513
Income before income taxes	18,300	26,910	65,839	75,145
Provision for income taxes	3,820	5,904	13,296	13,325
Net income	$14,480	$21,006	$52,543	$61,820

Earnings per common share:
Basic	$1.07	$1.53	$3.83	$4.50
Diluted	$1.07	$1.52	$3.82	$4.48

Shares used in per share calculations:
Basic	13,656	13,708	13,683	13,694
Diluted	13,680	13,746	13,712	13,727

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021

Net income	$14,480	$21,006	$52,543	$61,820
Other comprehensive income (loss):
Foreign currency translation adjustment	(4,146)	608	(5,412)	4,430
Total comprehensive income	$10,334	$21,614	$47,131	$66,250

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2021	19,856,865	$20	$163,737	$430,735	$(26,030)	6,147,899	$(368,080)	$200,382
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	30,072	-	(4,246)					(4,246)
Stock-based compensation			2,891					2,891
Cash dividends ($0.72 per share)				(9,905)				(9,905)
Acquisition of treasury stock						32,000	(7,386)	(7,386)
Foreign currency translation adjustment					(1,893)			(1,893)
Net income				18,555				18,555
Balance at November 30, 2021	19,886,937	$20	$162,382	$439,385	$(27,923)	6,179,899	$(375,466)	$198,398
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	579	-	(75)					(75)
Stock-based compensation			1,885					1,885
Cash dividends ($0.78 per share)				(10,714)				(10,714)
Acquisition of treasury stock						46,637	(10,779)	(10,779)
Foreign currency translation adjustment					627			627
Net income				19,508				19,508
Balance at February 28, 2022	19,887,516	$20	$164,192	$448,179	$(27,296)	6,226,536	$(386,245)	$198,850
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	61	-	(8)					(8)
Stock-based compensation			975					975
Cash dividends ($0.78 per share)				(10,697)				(10,697)
Acquisition of treasury stock						23,200	(4,225)	(4,225)
Foreign currency translation adjustment					(4,146)			(4,146)
Net income				14,480				14,480
Balance at May 31, 2022	19,887,577	$20	$165,159	$451,962	$(31,442)	6,249,736	$(390,470)	$195,229

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

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended May 31,
	2022	2021
Operating activities:
Net income	$52,543	$61,820
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	6,140	5,266
Net gains on sales and disposals of property and equipment	(162)	(185)
Deferred income taxes	165	(512)
Stock-based compensation	5,751	7,885
Unrealized foreign currency exchange losses (gains)	261	(529)
Provision for bad debts	115	253
Changes in assets and liabilities:
Trade and other accounts receivable	(6,932)	(20,053)
Inventories	(42,311)	(5,101)
Other assets	(5,213)	(1,777)
Operating lease assets and liabilities, net	(2)	11
Accounts payable and accrued liabilities	9,899	11,000
Accrued payroll and related expenses	(12,085)	6,202
Other long-term liabilities and income taxes payable	(513)	(305)
Net cash provided by operating activities	7,656	63,975

Investing activities:
Purchases of property and equipment	(7,115)	(10,789)
Proceeds from sales of property and equipment	377	418
Net cash used in investing activities	(6,738)	(10,371)

Financing activities:
Treasury stock purchases	(22,390)	-
Dividends paid	(31,316)	(28,321)
Proceeds from issuance of long-term senior notes	-	52,000
Repayments of long-term senior notes	(800)	(800)
Net proceeds (repayments) of revolving credit facility	15,576	(50,000)
Shares withheld to cover taxes upon conversions of equity awards	(4,329)	(3,494)
Net cash used in financing activities	(43,259)	(30,615)
Effect of exchange rate changes on cash and cash equivalents	(2,821)	911
Net (decrease) increase in cash and cash equivalents	(45,162)	23,900
Cash and cash equivalents at beginning of period	85,961	56,462
Cash and cash equivalents at end of period	$40,799	$80,362

Supplemental disclosure of noncash investing activities:
Accrued capital expenditures	$1,018	$1,700

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. The Company

WD-40 Company (the “Company”), based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products that solve problems in workshops, factories and homes around the world. The Company owns a wide range of well-known brands that include maintenance products and homecare and cleaning products: WD-40® Multi-Use Product, WD-40 Specialist®, 3-IN-ONE®, GT85®, 2000 Flushes®, no vac®, 1001®, Spot Shot®, Lava®, Solvol®, X-14®, and Carpet Fresh®.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2021 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

COVID-19 Considerations

The COVID-19 pandemic has adversely impacted global economic conditions and has contributed to significant volatility in financial markets beginning in early calendar year 2020. Although the Company’s estimates consider current conditions, the inputs into certain of the Company’s significant and critical accounting estimates include judgments and assumptions about the economic implications of the COVID-19 pandemic and how management expects them to change in the future. It is reasonably possible that actual results experienced may differ materially from the Company’s estimates in future periods, which could materially affect our results of operations and financial condition.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized in other income (expense), net in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At May 31, 2022, the Company had no outstanding foreign currency forward contracts. Unrealized net gains and losses related to foreign currency forward contracts were not significant at May 31, 2022 and August 31, 2021. Realized net gains and losses related to foreign currency forward contracts were not significant for both the three and nine months ended May 31, 2022 and 2021. Both unrealized and realized net gains and losses are recorded in other income (expense), net on the Company’s condensed consolidated statements of operations.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of May 31, 2022, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents and short-term borrowings are recorded at cost, which approximates their fair values, primarily due to their short-term nature. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $59.8 million as of May 31, 2022, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to their carrying value of $68.4 million. During the nine months ended May 31, 2022, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

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

Note 3. Inventories

Inventories are stated at the lower of cost or net realizable value and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method. Inventories consisted of the following (in thousands):

	May 31,	August 31,
	2022	2021
Product held at third-party contract manufacturers	$8,845	$9,036
Raw materials and components	13,057	8,981
Work-in-process	1,759	802
Finished goods	72,332	36,933
Total	$95,993	$55,752

Note 4. Property and Equipment and Capitalized Cloud-Based Software Implementation Costs

Property and equipment, net, consisted of the following (in thousands):

	May 31,	August 31,
	2022	2021
Machinery, equipment and vehicles	$36,214	$22,504
Buildings and improvements	28,895	29,697
Computer and office equipment	6,008	5,742
Internal-use software	9,969	10,559
Furniture and fixtures	2,755	2,794
Capital in progress	19,887	31,016
Land	4,317	4,406
Subtotal	108,045	106,718
Less: accumulated depreciation and amortization	(38,889)	(36,573)
Total	$69,156	$70,145

At August 31, 2021, capital in progress on the balance sheet included $30.3 million associated with capital costs related to proprietary machinery and equipment for the Company’s next generation of delivery systems for its WD-40 Smart Straw® products. During the nine months ended May 31, 2022, $13.5 million of this machinery and equipment was placed in service and thus the Company reclassified these amounts from capital in progress to machinery, equipment and vehicles.

As of May 31, 2022 and August 31, 2021, the Company’s balance sheet included $5.4 million and $2.6 million, respectively, of capitalized cloud-based implementation costs recorded as other assets within the Company’s condensed consolidated balance sheets. Accumulated amortization associated with these assets were not significant as of May 31, 2022 and August 31, 2021. Amortization expense associated with these assets were not significant for the three or nine months ended May 31, 2022 or 2021.

Note 5. Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2021	$85,476	$9,184	$1,209	$95,869
Translation adjustments	(39)	(331)	-	(370)
Balance as of May 31, 2022	$85,437	$8,853	$1,209	$95,499

There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to December 1, 2021, the date of its most recent annual goodwill impairment test, which was conducted during the second quarter of fiscal year 2022. Based on the results of the annual goodwill impairment test, the estimated fair value of each of the Company’s reporting units exceeded their respective carrying values so significantly that an impairment charge to the Company’s goodwill balances is remote. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets, which include the Spot Shot, Carpet Fresh, 1001, EZ REACH and GT85 trade names, are included in other intangible assets, net in the Company’s condensed consolidated balance sheets.

The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	May 31,	August 31,
	2022	2021
Gross carrying amount	$35,854	$36,657
Accumulated amortization	(29,817)	(29,413)
Net carrying amount	$6,037	$7,244

There has been no impairment charge for the nine months ended May 31, 2022 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets. The Company’s review of events and circumstances included consideration of the ongoing COVID-19 pandemic.

Changes in the carrying amounts of definite-lived intangible assets by segment for the nine months ended May 31, 2022 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2021	$5,495	$1,749	$-	$7,244
Amortization expense	(793)	(288)	-	(1,081)
Translation adjustments	-	(126)	-	(126)
Balance as of May 31, 2022	$4,702	$1,335	$-	$6,037

The estimated amortization expense for the Company’s definite-lived intangible assets is not significant in any future individual fiscal year.

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	May 31,	August 31,
	2022	2021
Accrued advertising and sales promotion expenses	$12,590	$11,796
Accrued professional services fees	2,290	2,122
Accrued sales taxes and other taxes	2,205	1,708
Deferred revenue	3,652	3,696
Short-term operating lease liability	1,766	1,903
Other	3,561	4,433
Total	$26,064	$25,658

Accrued payroll and related expenses consisted of the following (in thousands):

	May 31,	August 31,
	2022	2021
Accrued incentive compensation	$4,151	$14,068
Accrued payroll	4,454	4,746
Accrued profit sharing	2,042	3,273
Accrued payroll taxes	1,884	2,952
Other	490	623
Total	$13,021	$25,662

Note 7. Debt

As of May 31, 2022, the Company held borrowings under two separate agreements as detailed below.

Note Purchase and Private Shelf Agreement

The Company holds borrowings under its Note Purchase and Private Shelf Agreement, as amended (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”). As of May 31, 2022, the Company had outstanding balances on its series A, B and C notes issued under this Note Agreement.

Credit Agreement

The Company’s Amended and Restated Credit Agreement, as amended (the “Credit Agreement”) with Bank of America, N.A. consists of a revolving commitment for borrowing by the Company up to $150.0 million with a sublimit of $100.0 million for WD-40 Company Limited, a wholly owned operating subsidiary of the Company for Europe, the Middle East, Africa and India. The Credit Agreement currently has a maturity date of September 30, 2025.

On November 29, 2021, the Company entered into its most recent amendment to the Credit Agreement (the “LIBOR Amendment”) with Bank of America, N.A. The LIBOR Amendment changed the Company’s index rates under the Credit Agreement for British Pound Sterling and U.S. Dollar borrowings from the London Interbank Offered Rate as administered by ICE Benchmark Administration to the Sterling Overnight Index Average Reference Rate and the Bloomberg Short-term Bank Yield Index rate, respectively, as well as certain definitions and clarifications within the Credit Agreement to accommodate the change in index rates. The impact of the LIBOR Amendment was insignificant to the Company’s consolidated financial statements.

Short-term and long-term borrowings under the Company’s Credit Agreement and Note Agreement consisted of the following (in thousands):

			May 31,	August 31,
	Issuance	Maturities	2022	2021

Credit Agreement - revolving credit facility (1)	Various	9/30/2025	$58,166	$46,540

Note Agreement
Series A Notes - 3.39% fixed rate(2)	11/15/2017	2021-2032	16,400	17,200
Series B Notes - 2.50% fixed rate(3)	9/30/2020	11/15/2027	26,000	26,000
Series C Notes - 2.69% fixed rate(3)	9/30/2020	11/15/2030	26,000	26,000
Total borrowings			126,566	115,740
Short-term portion of borrowings			(16,377)	(800)
Total long-term borrowings			$110,189	$114,940

(1)The Company has the ability to refinance any draw under the line of credit with successive short-term borrowings through the maturity date. Outstanding draws for which management has the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of May 31, 2022, $42.6 million on this facility is classified as long-term and is denominated in Euros and Pound Sterling, whereas $15.6 million is classified as short-term and is denominated in U.S. Dollar. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.

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

•The consolidated interest coverage ratio cannot be less than three to one. The consolidated interest coverage ratio means, as of any date of determination, the ratio of (a) consolidated EBITDA for the most recently completed four fiscal quarters to (b) consolidated interest charges for the most recently completed four fiscal quarters

As of May 31, 2022, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.

Note 8. Share Repurchase Plan

On October 12, 2021, the Company’s Board of Directors (“Board”) approved a new share repurchase plan. Under the plan, which became effective on November 1, 2021, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2023. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from November 1, 2021 through May 31, 2022, the Company repurchased 101,837 shares at an average price of $219.84 per share, for a total cost of $22.4 million under this $75.0 million plan.

Note 9. Earnings per Common Share

The table below reconciles net income to net income available to common shareholders (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Net income	$14,480	$21,006	$52,543	$61,820
Less: Net income allocated to
participating securities	(56)	(73)	(193)	(247)
Net income available to common shareholders	$14,424	$20,933	$52,350	$61,573

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Weighted-average common
shares outstanding, basic	13,656	13,708	13,683	13,694
Weighted-average dilutive securities	24	38	29	33
Weighted-average common
shares outstanding, diluted	13,680	13,746	13,712	13,727

For the three and nine months ended May 31, 2022, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 11,607 and 8,677, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. For the three and nine months ended May 31, 2021, there were no anti-dilutive stock-based equity awards outstanding.

Note 10. Revenue Recognition

Disaggregation of Revenue

The following table presents our revenues by segment and major source (in thousands):

:

	Three Months Ended May 31, 2022:				Nine Months Ended May 31, 2022:
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Maintenance products	$57,778	$47,289	$10,427	$115,494	$160,171	$154,825	$48,429	$363,425
HCCP (1)	3,675	2,161	2,337	8,173	12,067	6,243	6,664	24,974
Total net sales	$61,453	$49,450	$12,764	$123,667	$172,238	$161,068	$55,093	$388,399

	Three Months Ended May 31, 2021:				Nine Months Ended May 31, 2021:
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Maintenance products	$55,917	$56,074	$15,383	$127,374	$145,729	$156,188	$42,529	$344,446
HCCP (1)	4,129	2,513	2,389	9,031	14,661	6,962	6,800	28,423
Total net sales	$60,046	$58,587	$17,772	$136,405	$160,390	$163,150	$49,329	$372,869

(1)Homecare and cleaning products (“HCCP”)

Contract Balances

Contract liabilities consist of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $3.7 million as of both May 31, 2022 and August 31, 2021. All of the $3.7 million that was included in contract liabilities as of August 31, 2021 was recognized to revenue during the nine months ended May 31, 2022. These contract liabilities are recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. The Company did not have any contract assets as of May 31, 2022 and August 31, 2021.

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

Upon the termination of contracts with contract manufacturers, the Company obtains certain inventory control rights and is obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on behalf of the Company during the termination notification period. If any inventory remains at the contract manufacturer at the termination date, the Company is obligated to purchase such inventory, which may include raw materials, components and finished goods. The amounts for inventory purchased under termination commitments have been immaterial.

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of May 31, 2022, no such commitments were outstanding.

Litigation

From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. As of May 31, 2022, there were no unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss. As to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.

For further information on the risks the Company faces from existing and future claims, lawsuits, investigations and proceedings, see the Company’s risk factors disclosed in Part I―Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended August 31, 2021, which was filed with the SEC on October 22, 2021.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of May 31, 2022.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of May 31, 2022.

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

The provision for income taxes was 20.9% and 21.9% of income before income taxes for the three months ended May 31, 2022 and 2021, respectively. The decrease in the effective income tax rate from period to period was primarily due to changes in the expected timing and amounts of executive compensation in future periods which impacts deductible expenses.

The provision for income taxes was 20.2% and 17.7% of income before income taxes for the nine months ended May 31, 2022 and 2021, respectively. The increase in the effective income tax rate from period to period was primarily due to an increase in non-deductible performance-based compensation expense.

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

Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
May 31, 2022:
Net sales	$61,453	$49,450	$12,764	$-	$123,667
Income from operations	$13,360	$10,146	$3,101	$(7,623)	$18,984
Depreciation and
amortization expense	$1,077	$780	$70	$131	$2,058
Interest income	$-	$-	$27	$-	$27
Interest expense	$518	$151	$-	$-	$669

May 31, 2021:
Net sales	$60,046	$58,587	$17,772	$-	$136,405
Income from operations	$15,582	$15,288	$5,241	$(8,790)	$27,321
Depreciation and
amortization expense	$840	$810	$78	$80	$1,808
Interest income	$-	$-	$21	$-	$21
Interest expense	$489	$125	$1	$-	$615

Nine Months Ended:
May 31, 2022:
Net sales	$172,238	$161,068	$55,093	$-	$388,399
Income from operations	$36,594	$38,074	$18,328	$(25,209)	$67,787
Depreciation and
amortization expense	$3,289	$2,377	$214	$260	$6,140
Interest income	$-	$-	$73	$-	$73
Interest expense	$1,502	$397	$3	$-	$1,902

May 31, 2021:
Net sales	$160,390	$163,150	$49,329	$-	$372,869
Income from operations	$40,564	$47,207	$15,488	$(26,891)	$76,368
Depreciation and
amortization expense	$2,426	$2,373	$229	$238	$5,266
Interest income	$1	$5	$53	$-	$59
Interest expense	$1,435	$356	$4	$-	$1,795

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

Note 14. Subsequent Events

Dividend Declaration

On June 21, 2022, the Company’s Board declared a cash dividend of $0.78 per share payable on July 29, 2022 to shareholders of record on July 15, 2022.

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

Highlights

The following summarizes the financial and operational highlights for our business during the nine months ended May 31, 2022:

•Consolidated net sales increased $15.5 million, or 4%, for the nine months ended May 31, 2022 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $1.6 million on consolidated net sales for the nine months ended May 31, 2022 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net sales would have increased by $17.1 million, or 5%, from period to period. This unfavorable impact from changes in foreign currency exchange rates mainly came from our EMEA segment, which accounted for 42% of our consolidated sales for the nine months ended May 31, 2022.

•Gross profit as a percentage of net sales decreased to 49.7% for the nine months ended May 31, 2022 compared to 54.9% for the corresponding period of the prior fiscal year primarily due to ongoing global supply chain challenges, including the increased cost of raw materials and constraints related to the ongoing COVID-19 pandemic. These ongoing challenges have resulted in increased inflation rates globally. See the Impact of COVID-19 on Our Business section which follows for details, including actions the Company is taking in response to these challenges.

•Consolidated net income decreased $9.3 million, or 15%, for the nine months ended May 31, 2022 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a significant impact on consolidated net income for the nine months ended May 31, 2022 compared to the corresponding period of the prior fiscal year.

•Diluted earnings per common share for the nine months ended May 31, 2022 were $3.82 versus $4.48 in the prior fiscal year period.

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

Significant Developments

Impact of COVID-19 on Our Business

Our financial results and operations continue to be impacted by the COVID-19 pandemic that began during our fiscal year 2020. The ongoing COVID-19 pandemic has impacted global economies, the rate of inflation, supply chains, distribution networks and consumer behavior around the world. We have experienced both favorable and unfavorable impacts to our financial results and our operations as a result of the direct and indirect effects of the COVID-19 pandemic. For example, sales have been negatively impacted at varying times in the regions in which we operate due to health and safety restrictions required by local governmental authorities and such restrictions most recently impacted our Asia-Pacific segment when COVID-19 lockdowns were in place in China during most of our third quarter. These negative sales impacts since the start of the pandemic had often been offset by increased demand for our products as a result of the shift in consumer spending patterns due to increased renovation and maintenance activities compared to periods before the pandemic. However, global supply chain issues have resulted in increased raw material costs and other input costs, higher competition for freight resources, and labor constraints within manufacturing and distribution networks. These increased costs started to negatively impact our gross margin and financial results in fiscal year 2021. This inflationary environment has worsened during the first nine months of fiscal year 2022 resulting in lower gross margins compared to the corresponding periods of the prior fiscal year.

Some of the increasing supply chain challenges that we have experienced include general aerosol production capacity constraints and competition for such capacity by other companies who utilize the same third-party manufacturers for their aerosol production. Supply chains at many companies globally are being strained due to shortages of certain materials and this is impacting the ability of our third-party manufacturers to procure certain raw materials needed to manufacture our products. These challenges have periodically resulted in us not being able to meet the high level of demand for our products by customers and end-users in certain markets, most significantly those markets in our Americas segment where demand for aerosols has periodically outpaced the available production capacity in the region. We are continuing to actively manage supply chain constraints and transportation disruptions that have arisen periodically. We have been actively working on various initiatives with our existing third-party manufacturers and we are also identifying and onboarding new third-party manufacturers, particularly in the Americas and EMEA segments. In addition, we have taken actions to increase inventory levels of certain raw materials and finished goods, given the current challenges within supply chain and increased lead times required by suppliers. As a result of these initiatives, we have begun to see increases in the capacity and flexibility of our supply chain, particularly in the second and third quarters of this fiscal year for our Americas segment. When we onboard new third-party manufacturers, it comes with inherent risks and in the current economic environment, it also potentially comes with higher costs. Although we are not able to estimate the costs or impacts associated with potential future supply chain disruptions, we believe that the changes we continue to implement as a result of the pandemic will have a positive lasting impact on our ability to better manage any future disruptions. However, some of the additional costs resulting from these recent supply chain constraints, including costs resulting from higher inventory levels being maintained, as well as the inflationary environment that is impacting our raw material costs, are expected to unfavorably impact our cost of goods sold for as long as such conditions exist. To offset these unfavorable impacts to gross margin, significant price increases continue to be implemented across all of our markets and geographies. Although we are beginning to see the favorable impacts of these price increases, it will take additional time before the full impact of these price increases is reflected in our reported results, especially those in some of our largest markets which we implemented late in the third quarter or are scheduled to implement in the fourth quarter. However, it is possible that sales volumes may be impacted unfavorably in the short term as customers and end users adjust to increased sales prices.

The severity and duration of the COVID-19 pandemic, as well as the current inflationary environment, remain uncertain and it is difficult for us to estimate the extent to which these conditions will impact our financial results and operations in future periods. It is also uncertain how changes in the pandemic or inflationary conditions will impact the increased levels of renovation and maintenance activities that we have seen by end-users in various periods since the start of the pandemic. If such activities decrease in future periods, this could adversely impact our financial results.

We have continued to follow a variety of measures to promote the safety and security of our employees during the pandemic, support the communities in which we operate and ensure the availability and functioning of our critical infrastructure. These measures have included allowing for or requiring remote working arrangements for employees in some regions and the imposition of various travel restrictions. In addition, we continue to develop and monitor plans to support a safe working environment for our employees in the various office locations in which we operate around the world. These plans vary by region based on the evolving situations within those regions. In connection with these plans, we have put in place our “Work from Where” philosophy to support work-life integration, and enable management and employees to align on where work is completed.

See our risk factors disclosed in Part I―Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, which was filed with the SEC on October 22, 2021 for information on risks associated with pandemics in general and COVID-19 specifically.

The Impact of Russian Military Action in Ukraine

On February 24, 2022, Russian forces launched significant military action against Ukraine, which has resulted in conflict and disruption in the region. In response to this action taken by Russia, the U.S. and other countries immediately imposed various economic sanctions against Russia. These geopolitical tensions continued during our third quarter and it is uncertain when conditions will improve or whether additional governmental sanctions will be enacted in future periods. The direct and indirect impacts of this evolving situation and its effect on global economies in future periods are difficult to predict. We suspended selling our products to markets in Russia and Belarus beginning in March 2022, which has and will continue to have an unfavorable impact on our sales as long as that suspension continues. In addition, we are currently unable to sell our products in Ukraine due to the disruption in the country. Our net sales to the regions that are directly impacted were approximately 3% of consolidated net sales for fiscal year 2021 and approximately 4% of consolidated net sales for the first half of fiscal year 2022, prior to the suspension of sales in these regions. We do not have facilities, third-party manufacturing partners, employees or inventory in these affected regions. Additionally, the only activities we conduct in these regions are sales through local marketing distributors. Write-offs of previously existing accounts receivable from those marketing distributors affected by the crisis have not been significant to date and are not expected to become significant in future periods.

As a result of this conflict, commodity markets remain subject to heightened levels of uncertainty, especially as they relate to the price of crude oil, which increased significantly in the immediate aftermath of the sanctions against Russia. Increases in crude oil prices unfavorably impact the cost of our products, as well as the cost of the transportation and distribution of our products. The length and severity of the recent increases in the price of crude oil are highly unpredictable and may unfavorably impact our cost of goods sold for as long as these conditions exist.

Results of Operations

Three and Nine Months Ended May 31, 2022 Compared to Three and Nine Months Ended May 31, 2021

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended May 31,				Nine Months Ended May 31,
			Change from Prior Year				Change from Prior Year
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Net sales:
Maintenance products	$115,494	$127,374	$(11,880)	(9)%	$363,425	$344,446	$18,979	6%
HCCP (1)	8,173	9,031	(858)	(10)%	24,974	28,423	(3,449)	(12)%
Total net sales	123,667	136,405	(12,738)	(9)%	388,399	372,869	15,530	4%
Cost of products sold	64,682	63,947	735	1%	195,426	168,158	27,268	16%
Gross profit	58,985	72,458	(13,473)	(19)%	192,973	204,711	(11,738)	(6)%
Operating expenses	40,001	45,137	(5,136)	(11)%	125,186	128,343	(3,157)	(2)%
Income from operations	$18,984	$27,321	$(8,337)	(31)%	$67,787	$76,368	$(8,581)	(11)%
Net income	$14,480	$21,006	$(6,526)	(31)%	$52,543	$61,820	$(9,277)	(15)%
EPS - diluted	$1.07	$1.52	$(0.45)	(30)%	$3.82	$4.48	$(0.66)	(15)%
Shares used in diluted EPS	13,680	13,746	(66)	-	13,712	13,727	(15)	-

(1)Homecare and cleaning products (“HCCP”)

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
			Change from Prior Year				Change from Prior Year
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Americas	$61,453	$60,046	$1,407	2%	$172,238	$160,390	$11,848	7%
EMEA	49,450	58,587	(9,137)	(16)%	161,068	163,150	(2,082)	(1)%
Asia-Pacific	12,764	17,772	(5,008)	(28)%	55,093	49,329	5,764	12%
Total	$123,667	$136,405	$(12,738)	(9)%	$388,399	$372,869	$15,530	4%

Americas Sales

The following table summarizes net sales by product line for the Americas segment, which includes the U.S., Canada and Latin America (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
			Change from Prior Year				Change from Prior Year
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Maintenance products	$57,778	$55,917	$1,861	3%	$160,171	$145,729	$14,442	10%
HCCP	3,675	4,129	(454)	(11)%	12,067	14,661	(2,594)	(18)%
Total	$61,453	$60,046	$1,407	2%	$172,238	$160,390	$11,848	7%
% of consolidated net sales	50%	44%			44%	43%

CC Net sales - non-GAAP (1)	$61,496	$60,046	$1,450	2%	$171,967	$160,390	$11,577	7%

(1)Current fiscal year constant currency (“CC”) net sales translated at the foreign currency exchange rates in effect for the corresponding period of the prior fiscal year, compared to prior period actual net sales.

Americas Sales – Three Months Ended – May 31, 2022 Compared to May 31, 2021

Net sales of maintenance products in the Americas segment increased due to the following:

•United States (“U.S.”) sales remained relatively constant at $42.9 million, primarily due to increased sales of WD-40 Specialist, which was almost completely offset by decreased sales of WD-40 Multi-Use Product. WD-40 Specialist products are sourced at certain third-party manufacturers that were significantly impacted by global supply chain constraints in the comparative period. However, adjustments we have made in our supply chain to increase the production capacity of our most significant products, including WD-40 Specialist, improved the availability of these products from period to period. WD-40 Specialist sales increased by $2.8 million, or 78%, primarily due to these improvements, as well as price increases implemented during the last twelve months. Although WD-40 Multi-Use Product sales also benefited from price increases and improved supply chain capacity from period to period, sales decreased by $3.0 million, or 8%, primarily due to the timing of customer orders and a temporarily lower level of promotional programs after certain sales price increases that occurred in the third quarter of fiscal year 2022.

•Latin America sales increased $0.9 million, or 10%, primarily due to the continued momentum from the shift in the Mexico market from a distributor model to the direct model that we made in late fiscal year 2020. This shift favorably impacted sales period over period as a result of new distribution and the continued growth of the base business. In addition, sales were favorably impacted by sales price increases that went into effect in November 2021. These increases were partially offset by decreased sales of 3-IN-ONE products due to supply chain constraints.

•Canada sales increased $0.9 million, or 23%, primarily due to increased promotional activities and a higher level of demand in the industrial channel in Western Canada as a result of increased activity levels of end-users in the oil industry. Sales were also positively impacted by sales price increases that went into effect in April 2022.

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

For the three months ended May 31, 2022, 75% of sales came from the U.S., and 25% of sales came from Canada and Latin America combined compared to the distribution for the three months ended May 31, 2021 when 77% of sales came from the U.S., and 23% of sales came from Canada and Latin America.

Americas Sales – Nine Months Ended – May 31, 2022 Compared to May 31, 2021

Net sales of maintenance products in the Americas segment increased due primarily to the following:

•U.S. sales increased $7.2 million, or 7%, due to increased sales of WD-40 Specialist and WD-40 Multi-Use Product of $4.7 million, or 43%, and $3.2 million, or 4%, respectively. These increases for both products were primarily due to price increases that went into effect in during the last twelve months and supply chain improvements which resulted in increased product availability, particularly for WD-40 Specialist, as discussed above in the section for the three months ended May 31, 2022. These increases were slightly offset by lower 3-IN-ONE sales of $0.7 million, or 13%, due to decreased product availability as a result of the supply chain constraints we have experienced at our third-party manufacturers who produce this product.

•Latin America sales increased $6.4 million, or 24%, primarily due to higher sales throughout many markets in the region, including in our direct market in Mexico. In addition, sales were favorably impacted by price increases, increased product availability, successful promotional programs and the continued momentum in our direct market in Mexico, as discussed above in the section for the three months ended May 31, 2022.

•Canada sales increased $0.8 million, or 8%, primarily due to demand in the industrial channel in Western Canada as a result of increased activity levels of end-users in the oil industry. In addition, price increases we implemented over the last twelve months also had a favorable impact on sales.

Net sales of HCCP in the Americas decreased due to the following:

•Challenges in our Americas supply chain negatively impacted net sales for these products, as discussed above in the section for the three months ended May 31, 2022.

For the nine months ended May 31, 2022, 73% of sales came from the U.S., and 27% of sales came from Canada and Latin America combined, compared to the distribution for the nine months ended May 31, 2021 when 76% of sales came from the U.S., and 24% of sales came from Canada and Latin America.

EMEA Sales

The following table summarizes net sales by product line for the EMEA segment, which includes Europe, the Middle East, Africa and India (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
			Change from Prior Year				Change from Prior Year
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Maintenance products	$47,289	$56,074	$(8,785)	(16)%	$154,825	$156,188	$(1,363)	(1)%
HCCP	2,161	2,513	(352)	(14)%	6,243	6,962	(719)	(10)%
Total (1)	$49,450	$58,587	$(9,137)	(16)%	$161,068	$163,150	$(2,082)	(1)%
% of consolidated net sales	40%	43%			42%	44%

CC Net sales - non-GAAP (2)	$53,124	$58,587	$(5,463)	(9)%	$162,819	$163,150	$(331)	-

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

EMEA Sales – Three Months Ended – May 31, 2022 Compared to May 31, 2021

Net sales decreased in the EMEA segment primarily due to the following:

Direct Markets – EMEA (71% of net sales QTD FY2022 vs 69% QTD FY2021)

•Direct market sales decreased $5.3 million, or 13%, primarily due to decreased sales of maintenance products in the United Kingdom, France and Iberia of $2.2 million, $2.0 million and $0.5 million, respectively.

•These decreases were primarily due to reduced demand compared to the prior period, as renovation and maintenance activities exhibited by our end-users during the COVID-19 pandemic resulted in particularly strong demand in the third quarter of fiscal year 2021 in certain regions of EMEA.

•Although price increases implemented over the last 12 months positively impacted sales from period to period, timing of customer orders and promotional programs as customers adjust to price increases had an unfavorable impact on sales from period to period.

•Sales in our direct markets were unfavorably impacted by $1.8 million due to the weakening of the Pound Sterling, the functional currency of our U.K. subsidiary, against the U.S. Dollar.

Distributor Markets – EMEA (29% of net sales QTD FY2022 vs 31% QTD FY2021)

•Distributor market sales decreased $3.8 million, or 21%, primarily due to decreased sales of maintenance products in Russia, Poland, and Turkey, which were down $3.6 million, $0.9 million and $0.7 million, respectively. The sales decrease in Russia was primarily due to the ongoing effects of the Russian military action in Ukraine. See The Impact of Russian Military Action in Ukraine described in the “Significant Developments” section above for further information regarding the suspension of our sales to Russian markets.

•These decreases were partially offset by sales increases in Saudi Arabia of $1.4 million, primarily due to strong demand and increased distribution in the region. In addition, sales were favorably impacted in various other distributor markets due to price increases we have implemented over the last twelve months. However, some of the positive impacts of these price increases were offset due to changes in the timing of customer orders from our distributors as customers adjust to price increases.

EMEA Sales – Nine Months Ended – May 31, 2022 Compared to May 31, 2021

Net sales decreased in the EMEA segment due to the following drivers:

Direct Markets – EMEA (66% of net sales YTD FY2022 vs 67% YTD FY2021)

•Direct markets decreased $2.2 million, or 2%, primarily due to decreased sales in the U.K of $5.0 million, or 17%, offset by increases in our other EMEA direct markets, when combined, of $2.8 million, or 4%.

•Decreased sales in the U.K. direct market were primarily due to a lower level of demand in the U.K. during the third quarter of fiscal year 2022, as discussed above in the section for the three months ended May 31, 2022. The decreased sales from period to period were also due to the lower level of promotional programs that were conducted during the first half of fiscal year 2022. These decreases were partially offset by price increases we have implemented over the last twelve months.

•Sales in EMEA direct markets, excluding the U.K., increased from period to period primarily due to new distribution and sales price increases, as well as successful promotional programs that occurred during the first half of fiscal year 2022. These favorable impacts were partially offset by unfavorable impacts during the third quarter, as discussed above in the section for the three months ended May 31, 2022.

•Sales in our direct markets were unfavorably impacted by the weakening of the Pound Sterling, the functional currency of our U.K. subsidiary, against the U.S. Dollar. In addition, sales in our direct markets were unfavorably impacted by the weakening of the Euro against the Pound Sterling from period to period for sales generated in our Euro-based direct markets.

Distributor Markets – EMEA (34% of net sales YTD FY2022 vs 33% YTD FY2021)

•Distributor market sales were relatively constant, primarily due to increased sales of the WD-40 Multi-Use Product in Northern Europe, India, and the Middle East of $1.4 million, $0.9 million and $0.4 million, respectively, which were almost completely offset by decreased sales to Russia of $2.2 million.

•Sales were positively impacted in the distributor markets due to new distribution, price increases, and distributors purchasing product in advance such price increases during the first half of fiscal year 2022. These favorable impacts were partially offset by unfavorable impacts as discussed above in the section for the three months ended May 31, 2022, particularly those related to decreased sales in Russia due to the ongoing impacts of the Russian military action in Ukraine.

Asia-Pacific Sales

The following table summarizes net sales by product line for the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
			Change from Prior Year				Change from Prior Year
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Maintenance products	$10,427	$15,383	$(4,956)	(32)%	$48,429	$42,529	$5,900	14%
HCCP	2,337	2,389	(52)	(2)%	6,664	6,800	(136)	(2)%
Total	$12,764	$17,772	$(5,008)	(28)%	$55,093	$49,329	$5,764	12%
% of consolidated net sales	10%	13%			14%	13%

CC Net sales - non-GAAP (1)	$13,211	$17,772	$(4,561)	(26)%	$55,246	$49,329	$5,917	12%

(1)Current fiscal year constant currency (“CC”) net sales translated at the foreign currency exchange rates in effect for the corresponding period of the prior fiscal year, compared to prior period actual net sales.

Asia-Pacific Sales – Three Months Ended – May 31, 2022 Compared to May 31, 2021

Net sales in the Asia-Pacific segment decreased primarily due to the following:

•Asia distributor markets sales decreased $4.1 million, or 56%, primarily due to lower sales of WD-40 Multi-Use Product as a result of supply chain disruptions caused by the COVID-19 pandemic. Products for our Asia distributor markets are sourced from a third-party manufacturer located in Shanghai, China. In late March 2022, Shanghai instituted severe lockdown measures as a result of a surge in COVID-19 cases in the country. This lockdown remained in effect for the remainder of the third quarter and resulted in our third-party packager and logistics partners in Shanghai being unable to manufacture or distribute products for our Asia distributor market in April and May.

•China sales decreased $1.1 million, or 25%, also due to the lockdown in Shanghai during the quarter that severely limited the production of our products by our third-party manufacturer located in the region from late March 2022 through the end of the third quarter. In addition, this lockdown and the severe restrictions placed on various regions in China during the third quarter of fiscal year 2022 negatively impacted logistics networks in the country.

•Australia sales increased $0.2 million, or 4%, primarily due to the ongoing growth of the base business, increased promotional activities and price increases that went into effect in February 2022. Changes in foreign currency exchange rates had an unfavorable impact on sales in Australia. On a constant currency basis, sales in Australia would have increased $0.7 million, or 12%.

Asia-Pacific Sales – Nine Months Ended – May 31, 2022 Compared to May 31, 2021

Net sales in the Asia-Pacific segment increased due to the following drivers:

•Sales in China increased $3.3 million, or 26%, primarily due to a higher level of promotional activities during the first half of fiscal year 2022, as well as customers purchasing product in advance of anticipated price increases. These increases in sales were partially offset by the various unfavorable impacts discussed above in the section for the three months ended May 31, 2022.

•Sales in the Asia distributor markets increased $2.1 million, or 11%, primarily due to the success of promotional programs and the easing of COVID-19 lockdown measures during the first half of the fiscal year, which resulted in increased demand and higher sales in most countries. These increases were partially offset by the various unfavorable impacts discussed above in the section for the three months ended May 31, 2022.

•Australia sales increased $0.3 million, or 2%, primarily due to the items discussed above in the section for the three months ended May 31, 2022. Changes in foreign currency exchange rates had an unfavorable impact on sales in Australia. On a constant currency basis, sales in Australia would have increased $0.9 million, or 6%.

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

•In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The strengthening or weakening of the Euro and U.S. Dollar against the Pound Sterling may result in foreign currency related changes to the gross margin percentage in the EMEA segment from period to period; and

•Our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.7 million and $4.9 million for the three months ended May 31, 2022 and 2021, respectively, and $14.2 million and $12.5 million for the nine months ended May 31, 2022 and 2021, respectively.

•For further information pertaining to recent trends and economic conditions affecting gross margin, please see the section titled “Significant Developments”.

The following table summarizes gross margin and gross profit (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2022	2021	Change from Prior Year		2022	2021	Change from Prior Year
Gross profit	$58,985	$72,458	$(13,473)		$192,973	$204,711	$(11,738)
Gross margin	47.7%	53.1%	(540)	bps (1)	49.7%	54.9%	(520)	bps (1)

(1)Basis points (“bps”) change in gross margin.

Gross Margin - Three Months Ended – May 31, 2022 Compared to May 31, 2021

Gross margin decreased 540 bps primarily due to the following unfavorable impacts, partially offset by favorable impacts:

1010
(Unfavorable)/Favorable	Explanations
(400) bps	Higher costs of specialty chemicals used in the formulation of our products.
(220) bps	Higher costs of aerosol cans.
(150) bps

Higher warehousing, distribution and freight costs associated with supply chain constraints as a result of the ongoing COVID-19 pandemic, the worsening inflationary environment and initiatives to increase production capacity while these constraints exist.

(130) bps	Higher filling fees paid to our third-party contract manufacturers, primarily in the Americas segment.
(90) bps	Higher miscellaneous costs associated with inventory, unfavorable sales market mix, and higher other miscellaneous input costs.
490 bps	Sales price increases implemented in all three segments at varying times during the last 12 months.

Gross Margin - Nine Months Ended – May 31, 2022 Compared to May 31, 2021

Gross margin decreased 520 bps primarily due to the following unfavorable impacts, partially offset by favorable impacts:

1010
(Unfavorable)/Favorable	Explanations
(390) bps	Higher costs of specialty chemicals used in the formulation of our products.
(130) bps

Higher warehousing, distribution and freight costs associated with supply chain constraints as a result of the ongoing COVID-19 pandemic, the worsening inflationary environment and initiatives to increase production capacity while these constraints exist.

(90) bps	Higher filling fees paid to our third-party contract manufacturers, primarily in the Americas segment.
(80) bps	Higher costs of aerosol cans.
(50) bps	Changes in foreign currency exchange rates in the EMEA segment..
260 bps	Sales price increases implemented in all three segments at varying times during the last 12 months.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended May 31,				Nine Months Ended May 31,
			Change from Prior Year				Change from Prior Year
(in thousands)	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
SG&A expenses	$33,621	$38,131	$(4,510)	(12)%	$106,863	$109,586	$(2,723)	(2)%
% of net sales	27.2%	28.0%			27.5%	29.4%

SG&A Expenses – Three Months Ended – May 31, 2022 Compared to May 31, 2021

The decrease in SG&A expenses was primarily due to lower employee-related costs, which decreased by $5.5 million due to lower incentive compensation accruals of $6.7 million, which were slightly offset by higher salary and other employee costs of $1.2 million primarily due to increased headcount and annual compensation increases. The lower incentive compensation accruals are based on our most current forecast for fiscal year 2022 and we are projecting a lower level of achievement than the prior year for such compensation. Changes in foreign currency exchange rates from period to period also resulted in a decrease of $0.9 million in SG&A expenses. These decreases were partially offset by increases in travel and meeting expense of $1.6 million due to the reduction in travel restrictions related to COVID-19, resulting in a higher level of travel and meetings by employees, as well as higher miscellaneous costs of $0.3 million.

SG&A Expenses – Nine Months Ended – May 31, 2022 Compared to May 31, 2021

The decrease in SG&A expenses from period to period was primarily due lower employee-related costs, which decreased $7.0 million due to lower incentive compensation accruals of $10.7 million, which were partially offset by higher salary and other employee costs of $3.7 million primarily due to increased headcount and annual compensation increases. Changes in foreign currency exchange rates from period to period also resulted in a decrease of $0.4 million in SG&A expenses. These decreases to SG&A expense were partially offset by to higher travel and meeting expense, which increased $2.6 million due to the reduction in travel restrictions related to COVID-19, resulting in a higher level of travel and meetings by employees. Additionally, freight costs increased $1.8 million due to higher sales levels as well as carrier price increases associated with supply chain constraints and limited capacity in the global distribution networks. Miscellaneous costs also increased $0.3 million from period to period.

Note that we continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.4 million and $1.3 million for the three months ended May 31, 2022 and 2021, respectively, and $4.0 million and $4.2 million for the nine months ended May 31, 2022 and 2021, respectively. Our research and development team engages in consumer research, product development, current product improvements and testing activities. This team leverages its development capabilities by collaborating with a network of outside resources including our current and prospective third-party contract manufacturers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion (“A&P”) Expenses

	Three Months Ended May 31,				Nine Months Ended May 31,
			Change from Prior Year				Change from Prior Year
(in thousands)	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
A&P expenses	$6,022	$6,642	$(620)	(9)%	$17,242	$17,673	$(431)	(2)%
% of net sales	4.9%	4.9%			4.4%	4.7%

A&P Expenses – Three Months Ended – May 31, 2022 Compared to May 31, 2021

Although A&P expenses decreased from period to period, A&P expenses as a percentage of net sales remained relatively constant. The decrease in A&P expenses was primarily due to a lower level of promotional programs and marketing support as a result of lower sales from period to period. Changes in foreign currency exchange rates did not have a significant impact on A&P expenses period over period.

As a percentage of net sales, A&P expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales was $7.5 million and $6.7 million for three months ended May 31, 2022 and 2021, respectively. Therefore, our total investment in A&P activities totaled $13.5 million and $13.4 million for the three months ended May 31, 2022 and 2021, respectively.

A&P Expenses – Nine Months Ended – May 31, 2022 Compared to May 31, 2021

A&P expenses decreased primarily due to a lower level of promotional programs and marketing support in the Americas segment which were partially offset by a higher level of such activities in the EMEA segment. Changes in foreign currency exchange rates did not have a significant impact on A&P expenses period over period.

Total promotional costs recorded as a reduction to sales was $20.8 million and $18.4 million for nine months ended May 31, 2022 and 2021, respectively. Therefore, our total investment in A&P activities totaled $38.0 million and $36.1 million for the nine months ended May 31, 2022 and 2021, respectively.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
			Change from Prior Year				Change from Prior Year
	2022	2021	Dollars	Percent	2022	2021	Dollars	Percent
Americas	$13,360	$15,582	$(2,222)	(14)%	$36,594	$40,564	$(3,970)	(10)%
EMEA	10,146	15,288	(5,142)	(34)%	38,074	47,207	(9,133)	(19)%
Asia-Pacific	3,101	5,241	(2,140)	(41)%	18,328	15,488	2,840	18%
Unallocated corporate	(7,623)	(8,790)	1,167	13%	(25,209)	(26,891)	1,682	6%
Total	$18,984	$27,321	$(8,337)	(31)%	$67,787	$76,368	$(8,581)	(11)%

Americas

Americas Operating Income – Three Months Ended – May 31, 2022 Compared to May 31, 2021

Income from operations for the Americas decreased to $13.4 million, down $2.2 million, or 14%, due to a lower gross margin, partially offset by a $1.4 million increase in sales and lower operating expenses. Gross margin for the Americas segment decreased from 51.2% to 45.8% primarily due to increases in the costs of petroleum-based specialty chemicals and higher warehousing, distribution and freight costs. In addition, gross margin was unfavorably impacted by higher costs at our third-party manufacturers due to supply chain constraints and inflationary impacts, as well as unfavorable changes in our sales mix and increased costs of aerosol cans. These unfavorable impacts to gross margin were partially offset by the favorable impacts of price increases that were implemented during the first nine months of fiscal year 2022. Operating expenses decreased period over period primarily due to lower accrued incentive compensation, partially offset by increased headcount and salaries, as well as higher travel and meeting expenses. Operating income as a percentage of net sales decreased from 26.0% to 21.7% period over period.

Americas Operating Income – Nine Months Ended – May 31, 2022 Compared to May 31, 2021

Income from operations for the Americas decreased to $36.6 million, down $4.0 million, or 10%, primarily due to a lower gross margin, partially offset by a $11.9 million increase in sales. Gross margin for the Americas segment decreased from 52.9% to 47.0% primarily due to increases in the costs of petroleum-based specialty chemicals. In addition, gross margin was unfavorably impacted by increased warehousing, distribution and freight costs and higher costs at our third-party manufacturers due to supply chain constraints and inflationary impacts. Gross margin was also unfavorably impacted by unfavorable changes in sales mix and increases in the discounts that we provide to our customers. These unfavorable impacts to gross margin were partially offset by the favorable impacts of price increases that were implemented during the first nine months of fiscal year 2022. Operating expenses remained relatively constant period over period. Although operating expenses increased due to higher outbound freight costs as a result of increased sales and higher freight rates, increased headcount and salaries, and higher travel and meeting expenses, these increases were almost entirely offset by lower accrued incentive compensation and lower A&P expenses. Operating income as a percentage of net sales decreased from 25.3% to 21.2% period over period.

EMEA

EMEA Operating Income – Three Months Ended – May 31, 2022 Compared to May 31, 2021

Income from operations for the EMEA segment decreased to $10.1 million, down $5.1 million, or 34%, primarily due to a $9.1 million decrease in sales and lower gross margin, partially offset by a decrease in operating expenses. Gross margin for the EMEA segment decreased from 54.4% to 49.0% primarily due to the combined unfavorable impacts of increased costs of petroleum-based specialty chemicals and aerosol cans. In addition, gross margin was also unfavorably impacted by increased warehousing, distribution and freight costs, due to supply chain constraints and inflationary impacts. These unfavorable impacts to gross margin were partially offset by price increases that were implemented over the last twelve months. Operating expenses decreased $2.5 million primarily due to lower accrued incentive compensation, partially offset by higher travel and meeting expenses during the period. Operating income as a percentage of net sales decreased from 26.1% to 20.5% period over period.

EMEA Operating Income – Nine Months Ended – May 31, 2022 Compared to May 31, 2021

Income from operations for the EMEA segment decreased to $38.1 million, down $9.1 million, or 19%, primarily due to a lower gross margin and a $2.1 million decrease in sales, partially offset by a decrease in operating expenses. Gross margin for the EMEA segment decreased from 56.5% to 50.9% primarily due to the combined unfavorable impacts of increased costs of petroleum-based specialty chemicals and aerosol cans. In addition, gross margin was also unfavorably impacted by increased warehousing, distribution and freight costs due to supply chain constraints and inflationary impacts. These unfavorable impacts to gross margin were partially offset by price increases that were implemented over the last twelve months, as well as decreases to advertising, promotional, and other discounts given to our customers from period to period. Operating expenses decreased $1.0 million primarily due to lower accrued incentive compensation, partially offset by increased headcount and salaries, higher travel and meeting expenses, higher A&P expenses and higher outbound freight costs. Operating income as a percentage of net sales decreased from 28.9% to 23.6% period over period.

Asia-Pacific

Asia-Pacific Operating Income – Three Months Ended – May 31, 2022 Compared to May 31, 2021

Income from operations for the Asia-Pacific segment decreased to $3.1 million, down $2.1 million, or 41%, primarily due to a $5.0 million decrease in sales and a lower gross margin, partially offset by a decrease in operating expenses. Gross margin for the Asia-Pacific segment decreased from 55.3% to 51.8% primarily due to the combined unfavorable impacts of increases to the cost of petroleum-based specialty chemicals and aerosol cans as well as increases in advertising, promotional and other discounts given to our customers. These unfavorable impacts to gross margin were partially offset by price increases that were implemented during the first nine months of fiscal year 2022. Operating expenses decreased $1.1 million from period to period primarily due lower A&P expenses and lower miscellaneous expenses. Operating income as a percentage of net sales decreased from 29.5% to 24.3% period over period.

Asia-Pacific Operating Income – Nine Months Ended – May 31, 2022 Compared to May 31, 2021

Income from operations for the Asia-Pacific segment increased to $18.3 million, up $2.8 million, or 18%, primarily due to a $5.8 million increase in sales and decreased operating expenses, partially offset by a lower gross margin. Gross margin for the Asia-Pacific segment decreased from 56.3% to 54.4% primarily due to combined unfavorable impacts of increases to the cost of petroleum-based specialty chemicals and aerosol cans, as well as increases in advertising, promotional and other discounts given to our customers. These unfavorable impacts to gross margin were partially offset by price increases that were implemented during the first nine months of fiscal year 2022. Operating expenses decreased $0.6 million from period to period primarily due to lower accrued incentive compensation and lower miscellaneous expenses from period to period. Operating income as a percentage of net sales increased from 31.4% to 33.3% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended May 31,			Nine Months Ended May 31,
	2022	2021	Change	2022	2021	Change
Interest income	$27	$21	$6	$73	$59	$14
Interest expense	$669	$615	$54	$1,902	$1,795	$107
Other income (expense), net	$(42)	$183	$(225)	$(119)	$513	$(632)
Provision for income taxes	$3,820	$5,904	$(2,084)	$13,296	$13,325	$(29)

Interest Income

Interest income was not significant during the three and nine months ended May 31, 2022 and 2021.

Interest Expense

Interest expense was relatively constant during the three and nine months ended May 31, 2022 and 2021.

Other Income (Expense), Net

Other income (expense), net was not significant during the three and nine months ended May 31, 2022 and 2021. Other income (expense), net changed by $0.6 million for the nine months ended May 31, 2022 compared to the corresponding period of the prior fiscal year primarily due to fluctuations in the foreign currency exchange rates for both the U.S. Dollar and the Euro against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 20.9% and 21.9% of income before income taxes for the three months ended May 31, 2022 and 2021, respectively. The decrease in the effective income tax rate from period to period was primarily due changes in the expected timing and amounts of executive compensation in future periods which impacts deductible expenses.

The provision for income taxes was 20.2% and 17.7% of income before income taxes for the nine months ended May 31, 2022 and 2021, respectively. The increase in the effective income tax rate from period to period was primarily due to an increase in nondeductible performance-based compensation expense.

Net Income

Net income was $14.5 million, or $1.07 per common share on a fully diluted basis, for the three months ended May 31, 2022 compared to $21.0 million, or $1.52 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates had an unfavorable impact of $0.6 million on consolidated net income for the three months ended May 31, 2022 compared to the corresponding period of the prior fiscal year. Thus, on a constant currency basis, net income would have decreased $5.9 million, or 28%, from period to period.

Net income was $52.5 million, or $3.82 per common share on a fully diluted basis, for the nine months ended May 31, 2022 compared to $61.8 million, or $4.48 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates did not have a significant impact on consolidated net income for the nine months ended May 31, 2022 compared to the corresponding period of the prior fiscal year.

Performance Measures and Non-GAAP Reconciliations

In managing our business operations and assessing our financial performance, we supplement the information provided by our financial statements with certain non-GAAP performance measures. These performance measures are part of our current 55/30/25 business model, which includes gross margin, cost of doing business, and earnings before interest, income taxes, depreciation and amortization (“EBITDA”), the latter two of which are non-GAAP performance measures. Cost of doing business is defined as total operating expenses less amortization of definite-lived intangible assets, impairment charges related to intangible assets and depreciation in operating departments, and EBITDA is defined as net income (loss) before interest, income taxes, depreciation and amortization. We target our gross margin to be at or above 55% of net sales, our cost of doing business to be at 30% of net sales, and our EBITDA to be above 25% of net sales. Results for these performance measures may vary from period to period depending on various factors, including economic conditions and our level of investment in activities for the future such as those related to quality assurance, regulatory compliance, and intellectual property protection in order to safeguard our WD-40 brand. Our financial results and operations continue to be impacted by increased global supply chain constraints and an inflationary environment, both of which have significantly lowered our gross margin percentage over the last twelve months and moved us well below our target of 55%. Although we have been implementing strategic sales price increases across all segments at varying times in response to increased costs, it will take time before the full impact of these sales price increases are reflected in our reported results. In addition, it is difficult to determine how long these supply chain and inflationary conditions will exist and if they will worsen or improve over time. However, the targets for gross margin and these other performance measures are long-term in nature and we expect to make progress towards achieving them over time. For more detailed information pertaining to recent trends and economic conditions and the actions we are taking to respond to them, please see the section titled “Significant Developments”.

The following table summarizes the results of these performance measures for the periods presented:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Gross margin - GAAP	48%	53%	50%	55%
Cost of doing business as a percentage
of net sales - non-GAAP	31%	32%	31%	33%
EBITDA as a percentage of net sales - non-GAAP (1)	17%	21%	19%	22%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Total operating expenses - GAAP	$40,001	$45,137	$125,186	$128,343
Amortization of definite-lived intangible assets	(358)	(364)	(1,081)	(1,084)
Depreciation (in operating departments)	(1,108)	(1,098)	(3,318)	(3,217)
Cost of doing business	$38,535	$43,675	$120,787	$124,042
Net sales	$123,667	$136,405	$388,399	$372,869
Cost of doing business as a percentage
of net sales - non-GAAP	31%	32%	31%	33%

EBITDA (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2022	2021	2022	2021
Net income - GAAP	$14,480	$21,006	$52,543	$61,820
Provision for income taxes	3,820	5,904	13,296	13,325
Interest income	(27)	(21)	(73)	(59)
Interest expense	669	615	1,902	1,795
Amortization of definite-lived intangible assets	358	364	1,081	1,084
Depreciation	1,700	1,444	5,059	4,182
EBITDA	$21,000	$29,312	$73,808	$82,147
Net sales	$123,667	$136,405	$388,399	$372,869
EBITDA as a percentage of net sales - non-GAAP	17%	21%	19%	22%

Liquidity and Capital Resources

Overview

Our financial condition and liquidity remain strong. Although there continues to be uncertainty related to the ongoing and anticipated impact of the current COVID-19 pandemic on our future results, we believe our efficient business model and the steps that we have taken position us to manage our business through this crisis as it continues to unfold. We continue to manage all aspects of our business including, but not limited to, monitoring our liquidity, the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

Our principal sources of liquidity are cash generated from operations and cash currently available from our existing unsecured revolving credit facility under the Credit Agreement with Bank of America. We use proceeds of the revolving credit facility primarily for our general working capital needs. We also hold borrowings under the Note Agreement. See Note 7 – Debt for additional information on these agreements.

We have historically held a balance of outstanding draws on our line of credit in either U.S. Dollars in the Americas segment, or in Euros and Pound Sterling in the EMEA segment. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. We have the ability to refinance any draws under the line of credit with successive short-term borrowings through the September 30, 2025 maturity date of the Credit Agreement. Outstanding draws for which we have the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of May 31, 2022, $42.6 million of the outstanding balance under our line of credit resides in the EMEA segment and is denominated in Euros and Pound Sterling and classified long-term, whereas $15.6 million is denominated in U.S. Dollar and classified as short-term. In the United States, we held

$68.4 million in fixed rate long-term borrowings as of May 31, 2022, consisting of senior notes under our Note Agreement. We paid $0.8 million in principal payments on our Series A Notes during the first nine months of fiscal year 2022. There were no other letters of credit outstanding or restrictions on the amount available on our line of credit or notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three and a half to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 7 – Debt for additional information on these financial covenants. At May 31, 2022, we were in compliance with all material debt covenants. We continue to monitor our compliance with all debt covenants and, at the present time, we believe that the likelihood of being unable to satisfy all material covenants is remote. At May 31, 2022, we had a total of $40.8 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.

We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund short-term and long-term operating requirements, capital expenditures, dividend payments, acquisitions, new business development activities and share repurchases. On October 12, 2021, our Board of Directors approved a new share repurchase plan. Under the plan, which became effective on November 1, 2021, we are authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2023, of which $52.6 million remains available for the repurchase of common shares at May 31, 2022.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended May 31,
	2022	2021	Change
Net cash provided by operating activities	$7,656	$63,975	$(56,319)
Net cash used in investing activities	(6,738)	(10,371)	3,633
Net cash used in financing activities	(43,259)	(30,615)	(12,644)
Effect of exchange rate changes on cash and cash equivalents	(2,821)	911	(3,732)
Net (decrease) increase in cash and cash equivalents	$(45,162)	$23,900	$(69,062)

Operating Activities

Net cash provided by operating activities decreased $56.3 million to $7.7 million for the nine months ended May 31, 2022. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the nine months ended May 31, 2022 was net income of $52.5 million, which decreased approximately $9.3 million from period to period. Although the changes in adjustments to reconcile net income to cash did not have a significant impact on net cash provided by operating activities in total, decreases in stock-based compensation due to a lower level of expense associated with performance-based awards were almost completely offset by various other adjustments, primarily an increase in depreciation expense. Change in our working capital, which decreased net cash provided by operating activities was primarily attributable to increases in inventory, most significantly in the Americas segment but also in the EMEA segment. This increase in inventory was due to actions we took to stock certain raw materials and finished goods to increase the flexibility and capacity within our supply chain, as well as the higher carrying value of inventory due to higher raw material costs and other input costs from period to period. Net cash provided by operating activities was further decreased due to higher earned incentive payouts in the first quarter of fiscal year 2022 compared to the same period of the prior fiscal year as well as lower level of earned incentive accruals from period to period. These changes in working capital that decreased net cash provided by operating activities were partially offset by lower increases in trade accounts receivable balances during the first nine months of fiscal year 2022 compared to the corresponding period of the prior fiscal year primarily due to lower sales during the third quarter of fiscal year 2022.

Investing Activities

Net cash used in investing activities decreased $3.6 million to $6.7 million for the nine months ended May 31, 2022, primarily due to a lower level of manufacturing-related capital expenditures within the United States and the United Kingdom from period to period. Capital expenditures during fiscal years 2021 and 2022 were primarily related to manufacturing equipment, some of which is still under construction, and will be located at our third-party manufacturers in the United States and the United Kingdom once completed.

Financing Activities

Net cash used by financing activities increased $12.6 million to $43.3 million for the nine months ended May 31, 2022. This change was primarily due to the resumption of treasury stock purchases in November 2021, resulting in increased treasury stock purchases of $22.4 million. In addition, increases in dividends paid to our shareholders of $3.0 million and increases in shares withheld to cover taxes on conversion of equity rewards of $0.8 million resulted in higher cash outflows from period to period. Offsetting these increases in cash outflows from period to period were proceeds provided by the Company’s autoborrow agreement of $15.6 million during the first nine months of the fiscal year, whereas no draws were made on our autoborrow agreement in the corresponding period of the prior fiscal year. In the first nine months of fiscal year 2021, we repaid $50.0 million of borrowings outstanding under our line of credit using $52.0 million in proceeds that we received from the issuance and sale of senior notes during the quarter. This net borrowing activity resulted in a $2.0 million cash inflow during the first nine months of fiscal year 2021 compared to the $15.6 million in net proceeds from our revolving credit facility during the first nine months of fiscal year 2022.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary, which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $2.8 million for the nine months ended May 31, 2022 as compared to an increase in cash of $0.9 million for the nine months ended May 31, 2021. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Pound Sterling against the U.S. Dollar.

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

Upon the termination of contracts with contract manufacturers, we obtain certain inventory control rights and are obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on our behalf during the termination notification period. If any inventory remains at the contract manufacturer at the termination date, we are obligated to purchase such inventory, which may include raw materials, components and finished goods. The amounts for inventory purchased under termination commitments have been immaterial.

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of May 31, 2022, no such commitments were outstanding.

Share Repurchase Plan

The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 8 — Share Repurchase Plan, included in this report.

Dividends

On June 21, 2022, the Company’s Board of Directors declared a cash dividend of $0.78 per share payable on July 29, 2022 to shareholders of record on July 15, 2022.

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

Recently Issued Accounting Standards

There have been no recently issued accounting standards that will have a material impact on our consolidated financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to Part II―Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2021, which was filed with the SEC on October 22, 2021.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a company that are designed to ensure the information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2022, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

There were no changes in our internal control over financial reporting during the three months ended May 31, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 12, 2021, the Company’s Board of Directors approved a new share repurchase plan. Under the plan, which became effective on November 1, 2021, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2023. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from March 1, 2022 through May 31, 2022, the Company repurchased 23,200 shares at a total cost of $4.2 million under this $75.0 million plan.

The following table provides information with respect to all purchases made by the Company during the three months ended May 31, 2022. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between May 17, 2022 and May 31, 2022 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Shares Purchased	Max $ Value of Shares
			as Part of Publicly	That May Yet Be
	Total # of Shares	Average Price Paid	Announced Plans	Purchased Under the
	Purchased	Per Share	& Programs	Plans & Programs
Period
March 1 - March 31	-	$-	-	$56,834,925
April 1 - April 30	5,000	$190.22	5,000	$55,883,740
May 1 - May 31	18,200	$179.87	18,200	$52,609,660
Total	23,200	$182.10	23,200

a

Item 6. Exhibits

HIDDEN_ROW

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 21, 2020, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed August 16, 2018, Exhibit 3.1 thereto.

10(a)	Libor Transition Agreement dated November 29, 2021 among the Company and Bank of America, N.A., incorporated by reference from the Registrant's Form 8-K filed December 1, 2021, Exhibit 10(a) thereto.

10(b)

Change of Control Severance Agreement between WD-40 Company and Phenix Q. Kiamilev dated December 13, 2021, incorporated by reference from the Registrant’s Form 10-Q filed April 7, 2022, Exhibit 10(b) thereto.

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

101

The following materials from WD-40 Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: July 7, 2022	By:	/s/ GARRY O. RIDGE
Garry O. Ridge Chief Executive Officer (Principal Executive Officer)

	By:	/s/ JAY W. REMBOLT
Jay W. Rembolt Vice President, Finance Treasurer and Chief Financial Officer

	By:	/s/ RAE ANN PARTLO
Rae Ann Partlo Vice President, Corporate Controller and Principal Accounting Officer