Form 10-Q
period 2022-11-30
WD 40 CO
filed 2023-01-09
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2022

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of January 3, 2023 was 13,587,596.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended November 30, 2022

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	November 30,	August 31,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$36,882	$37,843
Trade and other accounts receivable, net	87,285	89,930
Inventories	119,067	104,101
Other current assets	12,122	17,766
Total current assets	255,356	249,640
Property and equipment, net	65,658	65,977
Goodwill	95,277	95,180
Other intangible assets, net	5,362	5,588
Operating lease right-of-use assets	8,435	7,559
Deferred tax assets, net	629	679
Other assets	10,776	9,672
Total assets	$441,493	$434,295

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,826	$32,852
Accrued liabilities	24,728	27,161
Accrued payroll and related expenses	14,251	11,583
Short-term borrowings	42,537	39,173
Income taxes payable	301	51
Total current liabilities	113,643	110,820
Long-term borrowings	107,902	107,139
Deferred tax liabilities, net	10,715	10,528
Long-term operating lease liabilities	6,629	5,999
Other long-term liabilities	11,234	11,185
Total liabilities	250,123	245,671

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Common stock ― authorized 36,000,000 shares, $0.001 par value;
19,896,477 and 19,888,807 shares issued at November 30, 2022 and
August 31, 2022, respectively; and 13,587,596 and 13,602,346 shares
outstanding at November 30, 2022 and August 31, 2022, respectively	20	20
Additional paid-in capital	168,092	165,973
Retained earnings	459,439	456,076
Accumulated other comprehensive loss	(34,873)	(36,209)
Common stock held in treasury, at cost ― 6,308,881 and 6,286,461
shares at November 30, 2022 and August 31, 2022, respectively	(401,308)	(397,236)
Total stockholders’ equity	191,370	188,624
Total liabilities and stockholders’ equity	$441,493	$434,295

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended November 30,
	2022	2021

Net sales	$124,893	$134,746
Cost of products sold	60,638	66,276
Gross profit	64,255	68,470

Operating expenses:
Selling, general and administrative	39,984	38,423
Advertising and sales promotion	5,339	5,624
Amortization of definite-lived intangible assets	253	363
Total operating expenses	45,576	44,410

Income from operations	18,679	24,060

Other income (expense):
Interest income	44	25
Interest expense	(1,169)	(620)
Other income (expense), net	150	(329)
Income before income taxes	17,704	23,136
Provision for income taxes	3,707	4,581
Net income	$13,997	$18,555

Earnings per common share:
Basic	$1.03	$1.35
Diluted	$1.02	$1.34

Shares used in per share calculations:
Basic	13,590	13,716
Diluted	13,609	13,752

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended November 30,
	2022	2021

Net income	$13,997	$18,555
Other comprehensive income (loss):
Foreign currency translation adjustment	1,336	(1,893)
Total comprehensive income	$15,333	$16,662

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2022	19,888,807	$20	$165,973	$456,076	$(36,209)	6,286,461	$(397,236)	$188,624
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	7,670	-	(600)					(600)
Stock-based compensation			2,719					2,719
Cash dividends ($0.78 per share)				(10,634)				(10,634)
Acquisition of treasury stock						22,420	(4,072)	(4,072)
Foreign currency translation adjustment					1,336			1,336
Net income				13,997				13,997
Balance at November 30, 2022	19,896,477	$20	$168,092	$459,439	$(34,873)	6,308,881	$(401,308)	$191,370

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2021	19,856,865	$20	$163,737	$430,735	$(26,030)	6,147,899	$(368,080)	$200,382
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	30,072	-	(4,246)					(4,246)
Stock-based compensation			2,891					2,891
Cash dividends ($0.72 per share)				(9,905)				(9,905)
Acquisition of treasury stock						32,000	(7,386)	(7,386)
Foreign currency translation adjustment					(1,893)			(1,893)
Net income				18,555				18,555
Balance at November 30, 2021	19,886,937	$20	$162,382	$439,385	$(27,923)	6,179,899	$(375,466)	$198,398

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended November 30,
	2022	2021
Operating activities:
Net income	$13,997	$18,555
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,896	1,987
Net gains on sales and disposals of property and equipment	122	9
Deferred income taxes	271	738
Stock-based compensation	2,719	2,891
Unrealized foreign currency exchange losses (gains)	(1,481)	541
Provision for credit losses	30	30
Changes in assets and liabilities:
Trade and other accounts receivable	2,847	(7,980)
Inventories	(14,203)	(13,054)
Other assets	4,573	(1,793)
Operating lease assets and liabilities, net	26	2
Accounts payable and accrued liabilities	(3,336)	4,126
Accrued payroll and related expenses	2,627	(7,324)
Other long-term liabilities and income taxes payable	349	325
Net cash provided by (used in) operating activities	10,437	(947)

Investing activities:
Purchases of property and equipment	(1,458)	(2,434)
Proceeds from sales of property and equipment	158	72
Net cash used in investing activities	(1,300)	(2,362)

Financing activities:
Treasury stock purchases	(4,072)	(7,386)
Dividends paid	(10,634)	(9,905)
Repayments of long-term senior notes	(400)	(400)
Net proceeds from revolving credit facility	3,364	-
Shares withheld to cover taxes upon conversions of equity awards	(600)	(4,246)
Net cash used in financing activities	(12,342)	(21,937)
Effect of exchange rate changes on cash and cash equivalents	2,244	(1,196)
Net decrease in cash and cash equivalents	(961)	(26,442)
Cash and cash equivalents at beginning of period	37,843	85,961
Cash and cash equivalents at end of period	$36,882	$59,519

Supplemental disclosure of noncash investing activities:
Accrued capital expenditures	$315	$294

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. The Company

WD-40 Company (the “Company”), incorporated in Delaware and based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products that solve problems in workshops, factories and homes around the world. The Company owns a wide range of brands that include maintenance products and homecare and cleaning products: WD-40® Multi-Use Product, WD-40 Specialist®, 3-IN-ONE®, GT85®, X-14®, 2000 Flushes®, Carpet Fresh®, no vac®, Spot Shot®, 1001®, Lava® and Solvol®.

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Consolidation

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2022 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments necessary for a fair statement thereof and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2022, which was filed with the SEC on October 24, 2022.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could materially differ from those estimates. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year.

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized in other income (expense), net in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At November 30, 2022, the Company had no outstanding foreign currency forward contracts. Unrealized net gains and losses related to foreign currency forward contracts were not significant at November 30, 2022 and August 31, 2022. Realized net gains and losses related to foreign currency forward contracts were not significant for the three months ended November 30, 2022 and 2021. Both unrealized and realized net gains and losses are recorded in other income (expense), net on the Company’s condensed consolidated statements of operations.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, except for foreign currency forward contracts, into which the Company enters from time to time, and are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents and short-term borrowings are recorded at cost, which approximates their fair values, primarily due to their short-term nature. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $60.8 million as of November 30, 2022, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to their carrying value of $68.0 million. During the three months ended November 30, 2022, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

Note 3. Inventories

Inventories are stated at the lower of cost or net realizable value and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method.

Inventories consisted of the following (in thousands):

	November 30,	August 31,
	2022	2022
Product held at third-party contract manufacturers	$6,000	$7,915
Raw materials and components	17,723	13,952
Work-in-process	408	881
Finished goods	94,936	81,353
Total	$119,067	$104,101

Note 4. Property and Equipment and Capitalized Cloud-Based Software Implementation Costs

Property and equipment, net, consisted of the following (in thousands):

	November 30,	August 31,
	2022	2022
Machinery, equipment and vehicles	$44,489	$44,533
Buildings and improvements	26,521	27,958
Computer and office equipment	6,106	5,757
Internal-use software	9,884	9,591
Furniture and fixtures	2,693	2,669
Capital in progress	10,333	10,135
Land	4,164	4,240
Subtotal	104,190	104,883
Less: accumulated depreciation and amortization	(38,532)	(38,906)
Total	$65,658	$65,977

As of November 30, 2022 and August 31, 2022, the Company’s condensed consolidated balance sheets included $7.6 million and $6.5 million, respectively, of capitalized cloud-based implementation costs recorded as other assets within the Company’s condensed consolidated balance sheets. These balances primarily consist of capitalized costs related to the new cloud-based enterprise resource planning system which we are in the process of implementing. Accumulated amortization associated with cloud-based implementation costs were $0.5 million as of both November 30, 2022 and August 31, 2022. Amortization expense associated with these assets were not significant during the three months ended November 30, 2022 or 2021.

Note 5. Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2022	$85,402	$8,569	$1,209	$95,180
Translation adjustments	10	87	-	97
Balance as of November 30, 2022	$85,412	$8,656	$1,209	$95,277

There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to December 1, 2021, the date of its most recent annual goodwill impairment test, which was a qualitative assessment conducted during the second quarter of fiscal year 2022. Based on the results of the annual goodwill impairment test, the estimated fair value of each of the Company’s reporting units exceeded their respective carrying values so significantly that an impairment charge to the Company’s goodwill balances is remote and, thus, a quantitative analysis was not required. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets, which include the Spot Shot, Carpet Fresh, 1001, EZ REACH and GT85 trade names, are included in other intangible assets, net in the Company’s condensed consolidated balance sheets.

The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	November 30,	August 31,
	2022	2022
Gross carrying amount	$35,382	$35,166
Accumulated amortization	(30,020)	(29,578)
Net carrying amount	$5,362	$5,588

There has been no impairment charge for the three months ended November 30, 2022 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.

Changes in the carrying amounts of definite-lived intangible assets by segment for the three months ended November 30, 2022 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2022	$4,437	$1,151	$-	$5,588
Amortization expense	(207)	(46)	-	(253)
Translation adjustments	-	27	-	27
Balance as of November 30, 2022	$4,230	$1,132	$-	$5,362

The estimated amortization expense for the Company’s definite-lived intangible assets is not significant in any future individual fiscal year.

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	November 30,	August 31,
	2022	2022
Accrued advertising and sales promotion expenses	$13,286	$13,563
Accrued professional services fees	1,648	1,979
Accrued sales taxes and other taxes	1,456	995
Deferred revenue	2,403	4,988
Short-term operating lease liability	1,951	1,703
Other	3,984	3,933
Total	$24,728	$27,161

Accrued payroll and related expenses consisted of the following (in thousands):

	November 30,	August 31,
	2022	2022
Accrued incentive compensation	$2,546	$2,524
Accrued payroll	4,777	4,001
Accrued profit sharing	4,055	2,758
Accrued payroll taxes	2,351	1,779
Other	522	521
Total	$14,251	$11,583

Note 7. Debt

As of November 30, 2022, the Company held borrowings under two separate agreements as detailed below.

Note Purchase and Private Shelf Agreement

The Company holds borrowings under its Note Purchase and Private Shelf Agreement, as amended (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”). As of November 30, 2022, the Company had outstanding balances on its series A, B and C notes issued under this Note Agreement.

Credit Agreement

The Company’s Amended and Restated Credit Agreement, as amended (the “Credit Agreement”) with Bank of America, N.A. consists of a revolving commitment for borrowing by the Company up to $150.0 million with a sublimit of $100.0 million for WD-40 Company Limited, a wholly owned operating subsidiary of the Company for Europe, the Middle East, Africa and India.

On November 29, 2021, the Company entered into its most recent amendment to the Credit Agreement (the “LIBOR Amendment”) with Bank of America, N.A. The LIBOR Amendment changed the Company’s index rates under the Credit Agreement for Pound Sterling and U.S. Dollar borrowings from the London Interbank Offered Rate as administered by ICE Benchmark Administration to the Sterling Overnight Index Average Reference Rate and the Bloomberg Short-term Bank Yield Index rate, respectively, as well as certain definitions and clarifications within the Credit Agreement to accommodate the change in index rates. The impact of the LIBOR Amendment was insignificant to the Company’s consolidated financial statements.

Short-term and long-term borrowings under the Company’s Credit Agreement and Note Agreement consisted of the following (in thousands):

			November 30,	August 31,
	Issuance	Maturities	2022	2022

Credit Agreement – revolving credit facility (1)	Various	9/30/2025	$82,439	$77,912

Note Agreement
Series A Notes – 3.39% fixed rate(2)	11/15/2017	2021-2032	16,000	16,400
Series B Notes – 2.50% fixed rate(3)	9/30/2020	11/15/2027	26,000	26,000
Series C Notes – 2.69% fixed rate(3)	9/30/2020	11/15/2030	26,000	26,000
Total borrowings			150,439	146,312
Short-term portion of borrowings			(42,537)	(39,173)
Total long-term borrowings			$107,902	$107,139

(1)The Company can refinance any draw under the line of credit with successive short-term borrowings through the maturity date. Outstanding draws for which management has the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of November 30, 2022, $40.7 million on this facility is classified as long-term and is denominated in Euros and Pound Sterling, whereas $41.7 million is classified as short-term and is denominated entirely in U.S. Dollar. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.

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

Both the Note Agreement and the Credit Agreement contain representations, warranties, events of default and remedies, as well as affirmative, negative and other financial covenants customary for these types of agreements. These covenants include, among other things, certain limitations on the ability of the Company and its subsidiaries to incur indebtedness, create liens, dispose of assets, make investments, declare, make or incur obligations to make certain restricted payments, including payments for the repurchase of the Company’s capital stock and enter into certain merger or consolidation transactions. The Credit Agreement includes, among other limitations on indebtedness, a $125.0 million limit on other unsecured indebtedness.

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

•The consolidated interest coverage ratio cannot be less than three to one. The consolidated interest coverage ratio means, as of any date of determination, the ratio of (a) consolidated EBITDA for the most recently completed four fiscal quarters to (b) consolidated interest charges for the most recently completed four fiscal quarters

As of November 30, 2022, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.

Note 8. Share Repurchase Plan

On October 12, 2021, the Company’s Board of Directors (“Board”) approved a new share repurchase plan. Under the plan, which became effective on November 1, 2021, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2023. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from November 1, 2021 through November 30, 2022, the Company repurchased 160,982 shares at an average price of $206.38 per share, for a total cost of $33.2 million under this $75.0 million plan. During the three months ended November 30, 2022, the Company repurchased 22,420 shares at an average price of $181.60 per share, for a total cost of $4.1 million under this $75.0 million plan.

Note 9. Earnings per Common Share

The table below reconciles net income to net income available to common stockholders (in thousands):

	Three Months Ended November 30,
	2022	2021
Net income	$13,997	$18,555
Less: Net income allocated to
participating securities	(54)	(64)
Net income available to common stockholders	$13,943	$18,491

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended November 30,
	2022	2021
Weighted-average common
shares outstanding, basic	13,590	13,716
Weighted-average dilutive securities	19	36
Weighted-average common
shares outstanding, diluted	13,609	13,752

For the three months ended November 30, 2022 and 2021, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 7,471 and 5,145, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

Note 10. Revenue Recognition

Disaggregation of Revenue

The following table presents our revenues by segment and major source (in thousands):

:

	Three Months Ended November 30, 2022:
	Americas	EMEA	Asia-Pacific	Total
Maintenance products	$53,571	$38,729	$24,012	$116,312
HCCP (1)	4,443	2,043	2,095	8,581
Total net sales	$58,014	$40,772	$26,107	$124,893

	Three Months Ended November 30, 2021:
	Americas	EMEA	Asia-Pacific	Total
Maintenance products	$51,984	$55,443	$18,603	$126,030
HCCP (1)	4,304	2,112	2,300	8,716
Total net sales	$56,288	$57,555	$20,903	$134,746

(1)Homecare and cleaning products (“HCCP”)

Contract Balances

Contract liabilities consist of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $2.4 million and $5.0 million as of November 30, 2022 and August 31, 2022, respectively. All of the $5.0 million that was included in contract liabilities as of August 31, 2022 was recognized to revenue during the three months ended November 30, 2022. These contract liabilities are recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. Contract assets are recorded if the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. The Company did not have any contract assets as of November 30, 2022 and August 31, 2022. The Company has an unconditional right to payment for its trade and other accounts receivable on the Company’s condensed consolidated balance sheets. These receivables are presented net of an allowance for doubtful accounts, which were insignificant at both November 30, 2022 and August 31, 2022.

Note 11. Commitments and Contingencies

Purchase Commitments

The Company has ongoing relationships with various suppliers (contract manufacturers) that manufacture the Company’s products and third-party distribution centers that warehouse and ship the Company’s products to customers. The contract manufacturers maintain title and control of certain raw materials and components, materials utilized in finished products, and the finished products themselves until shipment to the Company’s third-party distribution centers or customers in accordance with agreed upon shipment terms. Although the Company has definitive minimum purchase obligations included in the contract terms with certain of its contract manufacturers, when such obligations have been included, they have either been immaterial or the minimum amounts have been such that they are well below the volume of goods that the Company has historically purchased. In the ordinary course of business, supply needs are communicated by the Company to its contract manufacturers based on orders and short-term projections, ranging from two months to six months. The Company is committed to purchase the products produced by the contract manufacturers based on the projections provided.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of November 30, 2022, no such commitments were outstanding.

Litigation

From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. As of November 30, 2022, there were no unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss. As to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of November 30, 2022.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of November 30, 2022.

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

The provision for income taxes was 20.9% and 19.8% of income before income taxes for the three months ended November 30, 2022 and 2021, respectively. The increase in the effective income tax rate from period to period was primarily due to tax shortfalls from the settlements of stock-based equity awards, partially offset by a one-time tax-deductible charitable donation. The Company recorded tax shortfalls related to settlements of stock-based equity awards of $0.7 million during the first quarter of fiscal year 2023 compared to insignificant tax benefits related to these types of settlements in the first quarter of fiscal year 2022, resulting in a 5.1% unfavorable impact on the Company’s effective tax rate from period to period. Partially offsetting this unfavorable impact was a one-time tax benefit associated with the Company’s donation of its former corporate headquarters building to a local San Diego community foundation that occurred in the first quarter of fiscal year 2023, resulting in a 4.2% favorable impact on the Company’s effective tax rate. The building, net of its tax basis, is estimated to result in a charitable donation of $3.5 million and an approximate tax benefit of $0.7 million.

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

Note 13. Business Segments and Foreign Operations

The Company evaluates the performance of its segments and allocates resources to them based on sales and income from operations. The Company is organized on the basis of geographical area into the following three segments: the Americas; EMEA; and Asia-Pacific. Unallocated corporate expenses are general corporate overhead expenses not directly attributable to the business segments and are reported separate from the Company’s identified segments. The corporate overhead costs include expenses for the Company’s accounting and finance, information technology, human resources, research and development, quality control and executive management functions, as well as all direct costs associated with public company compliance matters including legal, audit and other professional services costs.

Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
November 30, 2022:
Net sales	$58,014	$40,772	$26,107	$-	$124,893
Income from operations	$12,772	$6,283	$9,617	$(9,993)	$18,679
Depreciation and
amortization expense	$878	$897	$45	$76	$1,896
Interest income	$4	$9	$31	$-	$44
Interest expense	$890	$279	$-	$-	$1,169

November 30, 2021:
Net sales	$56,288	$57,555	$20,903	$-	$134,746
Income from operations	$12,017	$14,213	$7,302	$(9,472)	$24,060
Depreciation and
amortization expense	$1,043	$784	$74	$86	$1,987
Interest income	$-	$-	$25	$-	$25
Interest expense	$498	$121	$1	$-	$620

(1)Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the business segments. These expenses are reported separately from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.

The Company’s Chief Operating Decision Maker does not review assets by segment as part of the financial information provided, and therefore, no asset information is provided in the above table.

Note 14. Subsequent Event

Dividend Declaration

On December 13, 2022, the Company’s Board approved a 6% increase in the regular quarterly cash dividend, increasing it from $0.78 per share to $0.83 per share. The $0.83 per share dividend declared on December 13, 2022 is payable on January 31, 2023 to stockholders of record on January 13, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, the terms “we,” “our,” and “us” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percentages in tables and discussions may not total due to rounding.

The following information is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included in Part I―Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, which was filed with the Securities and Exchange Commission (“SEC”) on October 24, 2022.

Use of Non-GAAP Constant Currency

In order to show the impact of changes in foreign currency exchange rates on our results of operations, we have included constant currency disclosures, where necessary, in the Overview and Results of Operations sections which follow. Constant currency disclosures represent the translation of our current fiscal year revenues, expenses and net income from the functional currencies of our subsidiaries to U.S. Dollars using the exchange rates in effect for the corresponding period of the prior fiscal year. Results on a constant currency basis are not in accordance with accounting principles generally accepted in the United States of America (“non-GAAP”) and should be considered in addition to, not as a substitute for, results prepared in accordance with U.S. GAAP. We use results on a constant currency basis as one of the measures to understand our operating results and evaluate our performance in comparison to prior periods in order to enhance the visibility of the underlying business trends, excluding the impact of translation arising from foreign currency exchange rate fluctuations. Management believes this non-GAAP financial measure provides investors with additional financial information that should be considered when assessing our underlying business performance and trends. However, reference to constant currency basis should not be considered in isolation or as a substitute for other financial measures calculated and presented in accordance with U.S. GAAP.

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

Actual events or results may differ materially from those projected in forward-looking statements due to various factors, including, but not limited to, those identified in Part I―Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, and in Part II—Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

Highlights

The following summarizes the financial and operational highlights for our business during the three months ended November 30, 2022:

•Consolidated net sales decreased $9.8 million, or 7%, compared to the corresponding period of the prior fiscal year. Increases in the average selling price of our products positively impacted net sales by approximately $26.3 million from period to period, primarily due to sales price increases implemented across all segments over the last twelve months. These favorable impacts were more than offset by decreases in sales volume, which unfavorably impacted net sales by approximately $26.6 million from period to period. Changes to net sales attributable to volumes and average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period. In addition, changes in foreign currency exchange rates from period to period had an unfavorable impact of $9.5 million on consolidated net sales for the first quarter of fiscal year 2023. On a constant currency basis, net sales would have decreased less than 1% from period to period. This unfavorable impact from changes in foreign currency exchange rates mainly came from our EMEA segment, which accounted for 33% of our consolidated sales for the three months ended November 30, 2022.

•Gross profit as a percentage of net sales increased to 51.4% compared to 50.8% for the corresponding period of the prior fiscal year primarily due to the positive impacts of price increases implemented over the last twelve months, offset by ongoing global supply chain challenges, including the increased cost of raw materials and constraints that began during the COVID-19 pandemic. These ongoing challenges have resulted in increased inflation rates globally. See the Impact of COVID-19 on Our Business section which follows for details, including actions the Company continues to take in response to these challenges.

•Consolidated net income decreased $4.6 million, or 25%, compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates from period to period had an unfavorable impact of $1.2 million on consolidated net income for the first quarter of fiscal year 2023. Thus, on a constant currency basis, net income would have decreased $3.3 million, or 18%, from period to period.

•Diluted earnings per common share were $1.02 versus $1.34 in the prior fiscal year period.

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

Significant Developments

Impact of COVID-19 on Our Business

Our financial results and operations continue to be impacted by the COVID-19 pandemic that began during our fiscal year 2020. The ongoing COVID-19 pandemic has impacted global economies, the rate of inflation, supply chains, distribution networks and consumer behavior around the world. We have experienced both favorable and unfavorable impacts to our financial results and our operations as a result of the direct and indirect effects of the COVID-19 pandemic. For example, sales have been negatively impacted at varying times in the regions in which we operate due to health and safety restrictions required by local governmental authorities. Such restrictions continue to sporadically impact various regions, particularly in certain countries within our Asia-Pacific segment. Fluctuations in global economic conditions may impact end-user demand for our products in certain regions at varying times and are difficult to predict. These changes in demand may significantly impact our financial results from period to period.

In addition, global supply chain issues have resulted in increased raw material costs and other input costs, higher competition for freight resources, and labor constraints within manufacturing and distribution networks. This inflationary environment started to negatively impact our gross margin and financial results in fiscal year 2021 and these trends have continued to increase our cost of goods sold since that time. Some of the supply chain challenges that we have experienced in recent fiscal years include general aerosol production capacity constraints and competition for such capacity by other companies who also utilize third-party manufacturers for their aerosol production. These challenges have periodically resulted in us not being able to meet demand for our products by customers and end-users in certain markets at various times. We have continued to actively manage periodic supply chain constraints and transportation disruptions and implement various initiatives with our existing third-party manufacturers as well as identifying and onboarding new third-party manufacturers, particularly in the Americas and EMEA segments. In addition, we have taken actions to increase inventory levels of certain raw materials, components and finished goods, given the current challenges within supply chain and increased lead times required by suppliers. As a result of these initiatives, we experienced increases in the capacity and flexibility of our supply chain throughout fiscal year 2022 and this has improved further as we have started our fiscal year 2023, particularly in the Americas segment. Although we are not able to estimate the costs or impacts associated with potential future supply chain disruptions, we believe that the changes we continue to implement as a result of the pandemic will have a positive lasting impact on our ability to better manage any future disruptions. However, some of the additional costs resulting from these recent supply chain constraints, including costs resulting from maintenance of higher inventory levels, as well as the inflationary environment that is impacting our raw material costs, are expected to unfavorably impact our cost of goods sold for as long as such conditions exist.

To offset the unfavorable impact of increased costs to our gross margin, price increases have been implemented across all of our markets and geographies in fiscal year 2022 and in the first fiscal quarter of 2023 and we intend to implement further price increases in certain regions for the remainder of fiscal year 2023. Although we are seeing the favorable impacts of these price increases, sales volumes are often impacted unfavorably in the short term as customers and end users adjust to increased sales prices. The severity and duration of the COVID-19 pandemic and its effects on our supply chain, changes in end-user demand and the current inflationary environment remain uncertain and it is not possible to estimate the extent to which these conditions will impact our financial results and operations in future periods.

See our risk factors disclosed in Part I―Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, which was filed with the SEC on October 24, 2022 for further information on risks associated with pandemics, including COVID-19.

The Impact of Russian Military Action in Ukraine

On February 24, 2022, Russian forces launched significant military action against Ukraine, which has resulted in conflict and disruption in the region. In response to this action taken by Russia, the U.S. and other countries immediately imposed various economic sanctions against Russia. These geopolitical tensions continued throughout the first quarter of fiscal year 2023 and this event has continued to impact global economies, particularly in Europe. It is uncertain when conditions will improve or whether additional governmental sanctions will be enacted in future periods. The direct and indirect impacts of this evolving situation and its effect on global economies in future periods are difficult to predict. We suspended selling our products to markets in Russia and Belarus beginning in March 2022, which had an unfavorable impact on our sales. In addition, we were temporarily unable to sell our products in Ukraine due to the disruption in the country, but sales to Ukraine resumed in the first quarter of fiscal year 2023. Prior to the suspension of sales in Russia and Belarus, our net sales to these two regions were approximately 3% to 4% of consolidated net sales, the majority of which is related to Russia. We do not have facilities, third-party manufacturing partners, employees or inventory in these affected regions. Additionally, the only activities we conducted in these regions prior to the suspension of sales were through local marketing distributors. Write-offs of previously existing accounts receivable from those marketing distributors affected by the crisis have not been significant to date and are not expected to become significant in future periods.

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

Results of Operations

Three Months Ended November 30, 2022 Compared to Three Months Ended November 30, 2021

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended November 30,
			Change from Prior Year
	2022	2021	Dollars	Percent
Net sales:
Maintenance products	$116,312	$126,030	$(9,718)	(8)%
HCCP (1)	8,581	8,716	(135)	(2)%
Total net sales	124,893	134,746	(9,853)	(7)%
Cost of products sold	60,638	66,276	(5,638)	(9)%
Gross profit	64,255	68,470	(4,215)	(6)%
Operating expenses	45,576	44,410	1,166	3%
Income from operations	$18,679	$24,060	$(5,381)	(22)%
Net income	$13,997	$18,555	$(4,558)	(25)%
EPS – diluted	$1.02	$1.34	$(0.32)	(24)%
Shares used in diluted EPS	13,609	13,752	(143)	(1)%

(1)Homecare and cleaning products (“HCCP”)

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2022	2021	Dollars	Percent
Americas	$58,014	$56,288	$1,726	3%
EMEA	40,772	57,555	(16,783)	(29)%
Asia-Pacific	26,107	20,903	5,204	25%
Total	$124,893	$134,746	$(9,853)	(7)%

Americas Sales

The following table summarizes net sales by product line for the Americas segment, which includes the U.S., Canada and Latin America (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2022	2021	Dollars	Percent
Maintenance products	$53,571	$51,984	$1,587	3%
HCCP	4,443	4,304	139	3%
Total	$58,014	$56,288	$1,726	3%
% of consolidated net sales	46%	42%

CC Net sales – non-GAAP (1)	$58,179	$56,288	$1,891	3%
Currency impact on current period – non-GAAP	$(165)

(1)Current fiscal year constant currency (“CC”) net sales translated at the foreign currency exchange rates in effect for the corresponding period of the prior fiscal year, compared to prior period actual net sales.

Increases in the average selling price of our products positively impacted net sales by approximately $13.6 million in the Americas segment, primarily due to sales price increases implemented over the last twelve months. These favorable impacts were offset by a decrease in sales volume which unfavorably impacted net sales by approximately $11.7 million from period to period. Changes to net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.

Americas Sales – Three Months Ended – November 30, 2022 Compared to November 30, 2021

Net sales of maintenance products in the Americas segment increased due to the following:

•United States (“U.S.”) sales increased $5.6 million, or 15%, primarily due to increased sales of WD-40 Specialist, WD-40 Multi-Use Product and 3-IN-ONE products. WD-40 Specialist products are sourced at certain third-party manufacturers that were impacted significantly by global supply chain constraints in the prior period. However, adjustments we have made in our supply chain to increase the production capacity of our most significant products, including WD-40 Specialist, improved the availability of these products from period to period. WD-40 Specialist sales increased by $2.9 million, or 85%, primarily due to these improvements that resulted in increased sales volume, as well as price increases implemented during the last twelve months. WD-40 Multi-Use Product sales increased by $1.6 million, or 5%, primarily due to price increases from period to period, as well as our improved supply chain capacity. Although these price increases and improved supply chain capacity positively impacted sales of WD-40 Multi-Use Product, the overall impact was significantly offset by a lower level of customer orders and promotional programs as customers adjust to the price increases, which resulted in decreased sales volume. 3-IN-ONE product sales increased by $1.1 million, or 71%, primarily due to improved supply chain capacity and price increases from period to period.

•Latin America sales decreased $4.1 million, or 31%, primarily due to the timing of marketing distributor orders from period to period. Sales were unfavorably impacted due to marketing distributors purchasing a higher level of our product in advance of a price increase that went into effect in late fiscal year 2022, which lowered purchases from these customers during the first quarter of fiscal year 2023. Conversely, sales in the first quarter of fiscal year 2022 were favorably impacted due to significant purchase activity in advance of an earlier price increase that went into effect in November 2021.

•Canada sales remained relatively consistent period over period primarily due to the favorable impact of price increases which were mostly offset by unfavorable changes in foreign currency exchanges rates and weaker economic conditions that resulted in lower levels of demand.

Net sales of homecare and cleaning products in the Americas increased primarily due to the following:

•The favorable impact of price increases and the improvement in the capacity and flexibility of our supply chain, which were partially offset by lower demand for certain brands from period to period.

•While each of our homecare and cleaning products have continued to generate positive cash flows, we have generally experienced flat or slightly decreased sales for many of these products in recent periods.

For the three months ended November 30, 2022, 78% of sales came from the U.S., and 22% of sales came from Canada and Latin America combined compared to the distribution for the three months ended November 30, 2021 when 70% of sales came from the U.S., and 30% of sales came from Canada and Latin America.

EMEA Sales

The following table summarizes net sales by product line for the EMEA segment, which includes Europe, the Middle East, Africa and India (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2022	2021	Dollars	Percent
Maintenance products	$38,729	$55,443	$(16,714)	(30)%
HCCP	2,043	2,112	(69)	(3)%
Total (1)	$40,772	$57,555	$(16,783)	(29)%
% of consolidated net sales	33%	43%

CC Net sales – non-GAAP (2)	$48,787	$57,555	$(8,768)	(15)%
Currency impact on current period – non-GAAP	$(8,015)

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

Increases in the average selling price of our products positively impacted net sales by approximately $9.5 million in the EMEA segment, primarily due to sales price increases implemented over the last twelve months. These favorable impacts were more than offset by decreases in sales volume, which unfavorably impacted net sales by approximately $18.3 million from period to period. Of this $18.3 million impact attributable to volume declines, $5.0 million relates to our suspension of sales in Russia discussed below. Changes to net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period. In addition, changes in foreign currency exchange rates had an unfavorable impact of $8.0 million on net sales for the first quarter of fiscal year 2023.

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

EMEA Sales – Three Months Ended – November 30, 2022 Compared to November 30, 2021

Net sales decreased in the EMEA segment primarily due to the following:

Direct Markets – EMEA (70% of net sales QTD FY2023 vs 63% QTD FY2022)

•Sales in our direct markets decreased $7.7 million, or 21%, primarily due to unfavorable changes in foreign currency exchanges rates of $5.7 million as a result of the weakening of the Pound Sterling, the functional currency of our U.K. subsidiary, against the U.S. Dollar.

•Direct market sales also decreased due to lower levels of customer orders of maintenance products in France, Iberia, Germany, Italy and the United Kingdom, partially offset by the favorable impact of price increases from period to period.

•In most direct markets, these volume decreases were due to reduced demand compared to the prior period, driven by weaker market and economic conditions as well as a lower level of customer orders and promotional programs as customers adjust to these price increases implemented in late fiscal year 2022 and first quarter of fiscal year 2023.

Marketing Distributors – EMEA (30% of net sales QTD FY2023 vs 37% QTD FY2022)

•Distributor market sales decreased $9.1 million, or 43%, in EMEA markets wherein we utilize a marketing distributor model (“distributor markets”), in which products are sold to marketing distributors who in turn sell to wholesalers and retailers.

•Sales in Russia decreased $5.0 million from period to period due to the ongoing effects of the Russian military action in Ukraine. See The Impact of Russian Military Action in Ukraine described in the “Significant Developments” section above for further information regarding the suspension of our sales to Russian markets.

•In addition, sales in our distributor markets were unfavorably impacted by $2.3 million due to the weakening of the Pound Sterling, the functional currency of our U.K. subsidiary, against the U.S. Dollar. However, this unfavorable impact to sales in distributor markets was partially offset by the favorable impacts of certain sales denominated in currencies other than the Pound Sterling, which strengthened against the Pound Sterling from period to period.

•Sales in distributor markets also decreased due to lower sales volumes of maintenance products in most distributor markets, particularly Poland and India, which were down $1.1 million and $1.0 million, respectively.

•The decreases in distributor market sales were partially offset by price increases implemented over the last twelve months.

Asia-Pacific Sales

The following table summarizes net sales by product line for the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2022	2021	Dollars	Percent
Maintenance products	$24,012	$18,603	$5,409	29%
HCCP	2,095	2,300	(205)	(9)%
Total	$26,107	$20,903	$5,204	25%
% of consolidated net sales	21%	15%

CC Net sales – non-GAAP (1)	$27,469	$20,903	$6,566	31%
Currency impact on current period – non-GAAP	$(1,362)

(1)Current fiscal year constant currency (“CC”) net sales translated at the foreign currency exchange rates in effect for the corresponding period of the prior fiscal year, compared to prior period actual net sales.

Increases in the average selling price of our products positively impacted net sales by approximately $3.1 million in the Asia-Pacific segment, primarily due to sales price increases implemented over the last twelve months. In addition, an increase in sales volume favorably impacted net sales by approximately $3.5 million from period to period. Changes to net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period. Changes in foreign currency exchange rates had an unfavorable impact of $1.4 million on net sales for the first quarter of fiscal year 2023.

Asia-Pacific Sales – Three Months Ended – November 30, 2022 Compared to November 30, 2021

Net sales in the Asia-Pacific segment increased primarily due to the following:

•Asia distributor markets sales increased $3.8 million, or 41%, primarily due to higher sales of WD-40 Multi-Use Product as a result of successful promotional programs and the continued easing of COVID-19 lockdown measures, which resulted in increased demand and higher sales in most countries in the region. In addition, net sales increased due to the favorable impact of price increases from period to period, as well as customers purchasing product in advance of anticipated additional price increases.

•China sales increased $1.3 million, or 22%, due to the success of promotional programs in the first quarter of fiscal year 2023. Sales were also favorably impacted by the timing of shipments related to customer orders placed in late fiscal year 2022 resulting from a successful promotional program in that fiscal year; certain products related to these orders were not shipped until early fiscal year 2023. In addition, net sales increased due to the favorable impacts of price increases. These favorable impacts were partially offset by unfavorable changes in foreign currency exchange rates. On a constant currency basis, sales in China would have increased $2.0 million, or 34%.

•Australia sales remained consistent from period to period, as the favorable impact of price increases was almost completely offset by the unfavorable impact of changes in foreign currency exchange rates and decreased sales levels of homecare and cleaning products. On a constant currency basis, sales in Australia would have increased $0.7 million, or 12%.

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

•In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The strengthening or weakening of the Euro and U.S. Dollar against the Pound Sterling may result in foreign currency related changes to the gross margin percentage in the EMEA segment from period to period; and

•Our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.2 million and $4.8 million for the three months ended November 30, 2022 and 2021, respectively.

•For further information pertaining to recent trends and economic conditions affecting gross margin, please see the section titled “Significant Developments”.

The following table summarizes gross margin and gross profit (in thousands, except percentages):

	Three Months Ended November 30,
	2022	2021	Change from Prior Year
Gross profit	$64,255	$68,470	$(4,215)
Gross margin	51.4%	50.8%	60	bps (1)

(1)Basis points (“bps”) change in gross margin.

Gross Margin - Three Months Ended – November 30, 2022 Compared to November 30, 2021

Gross margin increased 60 bps primarily due to the following favorable impacts, partially offset by unfavorable impacts:

Favorable/(Unfavorable)	Explanations
860 bps	Sales price increases implemented in all three segments at varying times during the last twelve months.
90 bps	Changes in foreign currency exchange rates in the EMEA segment.
60 bps	Favorable sales mix and other miscellaneous mix impacts
(360) bps	Higher costs of aerosol cans.
(330) bps	Higher costs of specialty chemicals used in the formulation of our products.
(120) bps	Increases in miscellaneous other input costs.
(100) bps	Higher filling fees paid to our third-party contract manufacturers, primarily in the Americas segment.
(80) bps

Higher warehousing, distribution and freight costs associated with supply chain constraints as a result of the ongoing COVID-19 pandemic, the worsening inflationary environment and initiatives to increase production capacity while these constraints exist.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended November 30,
			Change from Prior Year
(in thousands)	2022	2021	Dollars	Percent
SG&A expenses	$39,984	$38,423	$1,561	4%
% of net sales	32.0%	28.5%

SG&A Expenses – Three Months Ended – November 30, 2022 Compared to November 30, 2021

The increase in SG&A expenses was primarily due to increases in travel and meeting expense of $2.1 million due to the reduction in travel restrictions related to COVID-19 from period to period, resulting in a higher level of travel and meetings by employees. In addition, employee-related costs increased by $1.0 million due increased headcount and annual compensation increases, which was partially offset by lower incentive compensation accruals. In addition, professional services fees increased $0.8 million in support of our strategic initiatives in the Americas and EMEA segments, as well as the ongoing implementation of our new information system and increased cloud-based software usage and license fees. Other miscellaneous expenses also increased $0.5 million from period to period. These increases to SG&A expenses were partially offset by changes in foreign currency exchange rates from period to period resulting in a decrease of $2.8 million in SG&A expenses.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.3 million for both the three months ended November 30, 2022 and 2021. Our research and development team engages in consumer research, product development, current product improvements and testing activities. This team leverages its development capabilities by collaborating with a network of outside resources including our current and prospective third-party contract manufacturers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion (“A&P”) Expenses

	Three Months Ended November 30,
			Change from Prior Year
(in thousands)	2022	2021	Dollars	Percent
A&P expenses	$5,339	$5,624	$(285)	(5)%
% of net sales	4.3%	4.2%

A&P Expenses – Three Months Ended – November 30, 2022 Compared to November 30, 2021

Although A&P expenses decreased from period to period, A&P expenses as a percentage of net sales remained relatively constant. The decrease in A&P expenses was primarily due to favorable changes in foreign currency exchange currency from period to period of $0.5 million primarily in the EMEA segment.

As a percentage of net sales, A&P expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales was $6.5 million and $6.9 million for three months ended November 30, 2022 and 2021, respectively. Therefore, our total investment in A&P activities totaled $11.8 million and $12.5 million for the three months ended November 30, 2022 and 2021, respectively.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2022	2021	Dollars	Percent
Americas	$12,772	$12,017	$755	6%
EMEA	6,283	14,213	(7,930)	(56)%
Asia-Pacific	9,617	7,302	2,315	32%
Unallocated corporate	(9,993)	(9,472)	(521)	(6)%
Total	$18,679	$24,060	$(5,381)	(22)%

Americas

Americas Operating Income – Three Months Ended – November 30, 2022 Compared to November 30, 2021

Income from operations for the Americas increased to $12.8 million, up $0.8 million, or 6%, due to a $1.7 million increase in sales and a higher gross margin, partially offset by higher operating expenses. Gross margin for the Americas segment increased from 48.7% to 50.7% primarily due to the favorable impact of price increases over the last twelve months, offset by increases in the costs of petroleum-based specialty chemicals, aerosol cans and filling fees at our third-party manufacturers due to inflationary impacts. In addition, higher warehousing, distribution and freight costs unfavorably impacted gross margin. The increase in operating expenses from period to period was primarily due to higher travel and meeting expense, as well as higher salary and other employee costs, offset by lower incentive compensation accruals. Operating income as a percentage of net sales increased from 21.3% to 22.0% period over period.

EMEA

EMEA Operating Income – Three Months Ended – November 30, 2022 Compared to November 30, 2021

Income from operations for the EMEA segment decreased to $6.3 million, down $7.9 million, or 56%, primarily due to a $16.8 million decrease in sales and lower gross margin, partially offset by a decrease in operating expenses. Gross margin for the EMEA segment decreased from 51.5% to 50.6% primarily due to the combined unfavorable impacts of fluctuations in foreign currency exchange rates and the increased costs of aerosol cans and petroleum-based specialty chemicals. In addition, gross margin was also unfavorably impacted by increases in discounts provided to our customers, as well as increased warehousing, distribution and freight costs, due to supply chain constraints and inflationary impacts. These unfavorable impacts to gross margin were significantly offset by price increases that were implemented over the last twelve months. Operating expenses decreased $1.1 million primarily due to lower A&P expenses, and lower accrued incentive compensation, as well as lower freight costs as a result of lower sales volumes. Operating income as a percentage of net sales decreased from 24.7% to 15.4% period over period.

Asia-Pacific

Asia-Pacific Operating Income – Three Months Ended – November 30, 2022 Compared to November 30, 2021

Income from operations for the Asia-Pacific segment increased to $9.6 million, up $2.3 million, or 32%, primarily due to a $5.2 million increase in sales, partially offset by an increase in operating expenses. Gross margin for the Asia-Pacific segment decreased slightly from 54.5% to 54.4% primarily due to the unfavorable impacts of increases to the cost of petroleum-based specialty chemicals and fluctuations in foreign currency exchange rates. These unfavorable impacts to gross margin were almost completely offset by price increases that were implemented during the last twelve months. Operating expenses increased $0.5 million from period to period primarily due to higher A&P expenses and higher miscellaneous expenses. Operating income as a percentage of net sales increased from 34.9% to 36.8% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended November 30,
	2022	2021	Change
Interest income	$44	$25	$19
Interest expense	$1,169	$620	$549
Other income (expense), net	$150	$(329)	$479
Provision for income taxes	$3,707	$4,581	$(874)

Interest Income

Interest income was not significant during the three months ended November 30, 2022 and 2021.

Interest Expense

Interest expense increased $0.5 million for the three months ended November 30, 2022 compared to the corresponding period of the prior fiscal year primarily due to higher aggregate outstanding balances on our revolving credit agreement from period over period and changes in interest rates.

Other Income (Expense), Net

Other income (expense), net was not significant during the three months ended November 30, 2022 and 2021. Other income (expense), net changed by $0.5 million for the three months ended November 30, 2022 compared to the corresponding period of the prior fiscal year primarily due to fluctuations in the foreign currency exchange rates for both the U.S. Dollar and the Euro against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 20.9% and 19.8% of income before income taxes for the three months ended November 30, 2022 and 2021, respectively. The increase in the effective income tax rate from period to period was primarily due to tax shortfalls from the settlements of stock-based equity awards, partially offset by a one-time tax-deductible charitable donation. The Company recorded tax shortfalls related to settlements of stock-based equity awards of $0.7 million during the first quarter of fiscal year 2023 compared to insignificant tax benefits related to these types of settlements in the first quarter of fiscal year 2022, resulting in a 5.1% unfavorable impact on the Company’s effective tax rate from period to period. Partially offsetting this unfavorable impact was a one-time tax benefit associated with the Company’s donation of its former corporate headquarters building to a local San Diego community foundation that occurred in the first quarter of fiscal year 2023, resulting in a 4.2% favorable impact on the Company’s effective tax rate. The building, net of its tax basis, is estimated to result in a charitable donation of $3.5 million and an approximate tax benefit of $0.7 million.

Net Income

Net income was $14.0 million, or $1.02 per common share on a fully diluted basis, for the three months ended November 30, 2022 compared to $18.6 million, or $1.34 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates from period to period had an unfavorable impact of $1.3 million on consolidated net income for the first quarter of fiscal year 2023. Thus, on a constant currency basis, net income would have decreased $3.3 million, or 18%, from period to period.

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

The following table summarizes the results of these performance measures:

	Three Months Ended November 30,
	2022	2021
Gross margin – GAAP	51%	51%
Cost of doing business as a percentage
of net sales – non-GAAP	36%	32%
EBITDA as a percentage of net sales – non-GAAP (1)	17%	19%

(1)Percentages may not aggregate to EBITDA percentage due to rounding and because amounts recorded in other income (expense), net on our consolidated statement of operations are not included as an adjustment to earnings in the EBITDA calculation.

We use the performance measures above to establish financial goals and to gain an understanding of our comparative performance from period to period. We believe that these measures provide our stockholders with additional insights into how we run our business. We believe these measures also provide investors with additional financial information that should be considered when assessing our underlying business performance and trends. These non-GAAP financial measures are supplemental in nature and should not be considered in isolation or as alternatives to net income, income from operations or other financial information prepared in accordance with GAAP as indicators of our performance or operations. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies. Reconciliations of these non-GAAP financial measures to our financial statements as prepared in accordance with GAAP are as follows:

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended November 30,
	2022	2021
Total operating expenses – GAAP	$45,576	$44,410
Amortization of definite-lived intangible assets	(253)	(363)
Depreciation (in operating departments)	(965)	(1,098)
Cost of doing business	$44,358	$42,949
Net sales	$124,893	$134,746
Cost of doing business as a percentage
of net sales – non-GAAP	36%	32%

EBITDA (in thousands, except percentages)

	Three Months Ended November 30,
	2022	2021
Net income – GAAP	$13,997	$18,555
Provision for income taxes	3,707	4,581
Interest income	(44)	(25)
Interest expense	1,169	620
Amortization of definite-lived intangible assets	253	363
Depreciation	1,643	1,623
EBITDA	$20,725	$25,717
Net sales	$124,893	$134,746
EBITDA as a percentage of net sales – non-GAAP	17%	19%

Liquidity and Capital Resources

Overview

Our financial condition and liquidity remain strong. Although there continues to be uncertainty related to the ongoing and anticipated impact of the COVID-19 pandemic and inflationary environment on our future results, we believe our efficient business model and the steps that we have taken position us to manage our business through the situation as it continues to develop. We continue to manage all aspects of our business including, but not limited to, monitoring our liquidity, the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.

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

We have historically held a balance of outstanding draws on our line of credit in either U.S. Dollars in the Americas segment, or in Euros and Pound Sterling in the EMEA segment. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. We have the ability to refinance any draws under the line of credit with successive short-term borrowings through the September 30, 2025 maturity date of the Credit Agreement. Outstanding draws for which we have both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of November 30, 2022, $40.7 million of the outstanding balance under our line of credit resides in the EMEA segment and is denominated in Euros and Pounds Sterling and classified long-term, whereas $41.7 million is denominated in U.S. Dollars and classified as short-term. In the United States, we held $68.0 million in fixed rate long-term borrowings as of November 30, 2022, consisting of senior notes under our Note Agreement. We paid $0.4 million in principal payments on our Series A Notes during the first three months of fiscal year 2023. There were no other letters of credit outstanding or restrictions on the amount available on our line of credit or notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three and a half to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 7 – Debt for additional information on these financial covenants. At November 30, 2022, we were in compliance with all material debt covenants. We continue to monitor our compliance with all debt covenants and, at the present time, we believe that the likelihood of being unable to satisfy all material covenants is remote. At November 30, 2022, we had a total of $36.9 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.

We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund short-term and long-term operating requirements, capital expenditures, dividend payments, acquisitions, new business development activities and share repurchases. On October 12, 2021, our Board of Directors approved a new share repurchase plan. Under the plan, which became effective on November 1, 2021, we are authorized to acquire up to $75.0 million of our outstanding shares through August 31, 2023, of which $41.8 million remains available for the repurchase of shares of common stock as of November 30, 2022.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended November 30,
	2022	2021	Change
Net cash provided by (used in) operating activities	$10,437	$(947)	$11,384
Net cash used in investing activities	(1,300)	(2,362)	1,062
Net cash used in financing activities	(12,342)	(21,937)	9,595
Effect of exchange rate changes on cash and cash equivalents	2,244	(1,196)	3,440
Net decrease in cash and cash equivalents	$(961)	$(26,442)	$25,481

Operating Activities

Net cash provided by operating activities was $10.4 million for the three months ended November 30, 2022 compared to net cash used in operating activities of $0.9 million for the prior period resulting in a net change of $11.4 million. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the three months ended November 30, 2022 was net income of $14.0 million, which decreased approximately $4.6 million from period to period.

Changes in our working capital, which increased net cash provided by operating activities was primarily attributable to decreases in trade accounts receivable balances during the first three months of the fiscal year compared to increases in trade accounts receivable during the first three months of the prior fiscal year. This was primarily due to a decrease in sales from period to period. In addition, net cash provided by operating activities increased due to lower earned incentive payouts in the first quarter of fiscal year 2023 compared to the same period of the prior fiscal year as well as decreases in other current assets from period to period primarily due to a lower income tax receivable balance, as well as lower deposits and miscellaneous prepaid expenses. These changes were partially offset by decreases in accounts payable and accrued liabilities balances during the first three months of the fiscal year compared to increases in accounts payable and accrued liabilities during the first three months of the prior fiscal year.

Investing Activities

Net cash used in investing activities decreased $1.1 million to $1.3 million for the three months ended November 30, 2022, primarily due to a lower level of manufacturing-related capital expenditures within the United States and the United Kingdom from period to period.

Financing Activities

Net cash used in financing activities decreased $9.6 million to $12.3 million for the three months ended November 30, 2022. This change was primarily due to decreases in shares withheld to cover taxes on conversion of equity rewards of $3.6 million primarily due to lower settlements of stock-based equity awards from period to period. Additionally, cash used in financing activities was decreased by proceeds provided by our autoborrow agreement of $3.4 million during the first three months of the fiscal year, whereas no draws were made on our autoborrow agreement in the corresponding period of the prior fiscal year. In addition, treasury stock purchases decreased by $3.3 million. Offsetting these decreases in cash outflows from period to period were increases in dividends paid to our stockholders of $0.7 million.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary, which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was an increase in cash of $2.2 million for the three months ended November 30, 2022 as compared to a decrease in cash of $1.2 million for the three months ended November 30, 2021. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Pound Sterling against the U.S. Dollar.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of November 30, 2022, no such commitments were outstanding.

Share Repurchase Plan

The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 8 — Share Repurchase Plan, included in this report.

Dividends

On December 13, 2022, the Company’s Board approved a 6% increase in the regular quarterly cash dividend, increasing it from $0.78 per share to $0.83 per share. The $0.83 per share dividend declared on December 13, 2022 is payable on January 31, 2023 to stockholders of record on January 13, 2023.

Critical Accounting Policies and Estimates

Our discussion and analysis of our operating results and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America.

Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: revenue recognition, accounting for income taxes and impairment of definite-lived intangible assets. Estimates in each of these areas are based on historical experience and various judgments and assumptions that we believe are appropriate. Actual results may differ materially from these estimates.

There have been no material changes in our critical accounting policies and estimates from those disclosed in Part II―Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, which was filed with the SEC on October 24, 2022.

Recently Issued Accounting Standards

There have been no recently issued accounting standards that will have a material impact on our consolidated financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to Part II―Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, which was filed with the SEC on October 24, 2022.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2022, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

There were no changes in our internal control over financial reporting during the three months ended November 30, 2022 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this item is incorporated by reference to the information set forth in Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 11 — Commitments and Contingencies, included in this report.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, which was filed with the SEC on October 24, 2022. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, could also materially adversely affect our operating results, financial condition or future business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 12, 2021, the Company’s Board of Directors approved a new share repurchase plan. Under the plan, which became effective on November 1, 2021, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2023. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from September 1, 2022 through November 30, 2022, the Company repurchased 22,420 shares at a total cost of $4.1 million under this $75.0 million plan.

The following table provides information with respect to all purchases made by the Company during the three months ended November 30, 2022. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions during the first quarter of fiscal year 2023 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934.

			Total Shares Purchased	Max $ Value of Shares
			as Part of Publicly	That May Yet Be
	Total # of Shares	Average Price Paid	Announced Plans	Purchased Under the
	Purchased	Per Share	& Programs	Plans & Programs
Period
September 1 – September 30	12,400	$184.69	12,400	$43,554,173
October 1 – October 31	10,020	$177.79	10,020	$41,772,561
November 1 – November 30	-	$-	-	$41,772,561
	22,420	$181.60	22,420

Item 6. Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 21, 2020, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed August 16, 2018, Exhibit 3.1 thereto.

10(a)	Form of Change in Control Severance Agreement between WD-40 Company and Executive Officers.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from WD-40 Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: January 9, 2023	By:	/s/ STEVEN A. BRASS
Steven A. Brass President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ SARA K. HYZER
Sara K. Hyzer Vice President, Finance Treasurer and Chief Financial Officer

	By:	/s/ RAE ANN PARTLO
Rae Ann Partlo Vice President, Corporate Controller and Principal Accounting Officer