Form 10-Q
period 2023-02-28
WD 40 CO
filed 2023-04-06
CIK 105132

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2023

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

Yes  ☐    No  ☑

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 31, 2023 was 13,572,846.

WD-40 COMPANY

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended February 28, 2023

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	February 28,	August 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$37,992	$37,843
Trade and other accounts receivable, net	100,430	89,930
Inventories	108,565	104,101
Other current assets	16,442	17,766
Total current assets	263,429	249,640
Property and equipment, net	65,791	65,977
Goodwill	95,279	95,180
Other intangible assets, net	5,113	5,588
Operating lease right-of-use assets	8,095	7,559
Deferred tax assets, net	646	679
Other assets	11,984	9,672
Total assets	$450,337	$434,295

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,534	$32,852
Accrued liabilities	28,427	27,161
Accrued payroll and related expenses	11,912	11,583
Short-term borrowings	47,477	39,173
Income taxes payable	246	51
Total current liabilities	116,596	110,820
Long-term borrowings	108,309	107,139
Deferred tax liabilities, net	10,447	10,528
Long-term operating lease liabilities	6,381	5,999
Other long-term liabilities	11,332	11,185
Total liabilities	253,065	245,671

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value;
19,896,477 and 19,888,807 shares issued at February 28, 2023 and
August 31, 2022, respectively; and 13,578,346 and 13,602,346 shares
outstanding at February 28, 2023 and August 31, 2022, respectively	20	20
Additional paid-in capital	170,353	165,973
Retained earnings	464,641	456,076
Accumulated other comprehensive loss	(34,865)	(36,209)
Common stock held in treasury, at cost — 6,318,131 and 6,286,461
shares at February 28, 2023 and August 31, 2022, respectively	(402,877)	(397,236)
Total stockholders’ equity	197,272	188,624
Total liabilities and stockholders’ equity	$450,337	$434,295

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022

Net sales	$130,193	$129,986	$255,086	$264,732
Cost of products sold	64,115	64,468	124,753	130,744
Gross profit	66,078	65,518	130,333	133,988

Operating expenses:
Selling, general and administrative	37,690	34,819	77,674	73,242
Advertising and sales promotion	5,985	5,596	11,324	11,220
Amortization of definite-lived intangible assets	250	360	503	723
Total operating expenses	43,925	40,775	89,501	85,185

Income from operations	22,153	24,743	40,832	48,803

Other income (expense):
Interest income	51	21	95	46
Interest expense	(1,502)	(613)	(2,671)	(1,233)
Other income (expense), net	165	252	315	(77)
Income before income taxes	20,867	24,403	38,571	47,539
Provision for income taxes	4,341	4,895	8,048	9,476
Net income	$16,526	$19,508	$30,523	$38,063

Earnings per common share:
Basic	$1.21	$1.41	$2.24	$2.76
Diluted	$1.21	$1.41	$2.23	$2.75

Shares used in per share calculations:
Basic	13,583	13,679	13,586	13,773
Diluted	13,608	13,704	13,608	13,804

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022

Net income	$16,526	$19,508	$30,523	$38,063
Other comprehensive income (loss):
Foreign currency translation adjustment	8	627	1,344	(1,266)
Total comprehensive income	$16,534	$20,135	$31,867	$36,797

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2022	19,888,807	$20	$165,973	$456,076	$(36,209)	6,286,461	$(397,236)	$188,624
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	7,670	-	(600)					(600)
Stock-based compensation			2,719					2,719
Cash dividends ($0.78 per share)				(10,634)				(10,634)
Repurchases of common stock						22,420	(4,072)	(4,072)
Foreign currency translation adjustment					1,336			1,336
Net income				13,997				13,997
Balance at November 30, 2022	19,896,477	$20	$168,092	$459,439	$(34,873)	6,308,881	$(401,308)	$191,370
Stock-based compensation			2,261					2,261
Cash dividends ($0.83 per share)				(11,324)				(11,324)
Repurchases of common stock						9,250	(1,569)	(1,569)
Foreign currency translation adjustment					8			8
Net income				16,526				16,526
Balance at February 28, 2023	19,896,477	$20	$170,353	$464,641	$(34,865)	6,318,131	$(402,877)	$197,272

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands, except share and per share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balance at August 31, 2021	19,856,865	$20	$163,737	$430,735	$(26,030)	6,147,899	$(368,080)	$200,382
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	30,072	-	(4,246)					(4,246)
Stock-based compensation			2,891					2,891
Cash dividends ($0.72 per share)				(9,905)				(9,905)
Repurchases of common stock						32,000	(7,386)	(7,386)
Foreign currency translation adjustment					(1,893)			(1,893)
Net income				18,555				18,555
Balance at November 30, 2021	19,886,937	$20	$162,382	$439,385	$(27,923)	6,179,899	$(375,466)	$198,398
Issuance of common stock under share-based
compensation plan, net of shares withheld for taxes	579	-	(75)					(75)
Stock-based compensation			1,885					1,885
Cash dividends ($0.78 per share)				(10,714)				(10,714)
Repurchases of common stock						46,637	(10,779)	(10,779)
Foreign currency translation adjustment					627			627
Net income				19,508				19,508
Balance at February 28, 2022	19,887,516	$20	$164,192	$448,179	$(27,296)	6,226,536	$(386,245)	$198,850

See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended February 28,
	2023	2022
Operating activities:
Net income	$30,523	$38,063
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	3,864	4,082
Net losses (gains) on sales and disposals of property and equipment	83	(123)
Deferred income taxes	(224)	367
Stock-based compensation	4,980	4,776
Unrealized foreign currency exchange gains	(1,820)	(110)
Provision for credit losses	53	(55)
Impairment of inventories	568	113
Changes in assets and liabilities:
Trade and other accounts receivable	(9,689)	(15,178)
Inventories	(4,159)	(20,482)
Other assets	(780)	(4,328)
Operating lease assets and liabilities, net	60	1
Accounts payable and accrued liabilities	(3,059)	9,624
Accrued payroll and related expenses	260	(12,356)
Other long-term liabilities and income taxes payable	287	(311)
Net cash provided by operating activities	20,947	4,083

Investing activities:
Purchases of property and equipment	(3,571)	(3,860)
Proceeds from sales of property and equipment	290	289
Net cash used in investing activities	(3,281)	(3,571)

Financing activities:
Treasury stock purchases	(5,641)	(18,165)
Dividends paid	(21,958)	(20,619)
Repayments of long-term senior notes	(400)	(400)
Net proceeds (repayments) from revolving credit facility	8,305	1,238
Shares withheld to cover taxes upon conversions of equity awards	(600)	(4,321)
Net cash used in financing activities	(20,294)	(42,267)
Effect of exchange rate changes on cash and cash equivalents	2,777	(884)
Net increase (decrease) in cash and cash equivalents	149	(42,639)
Cash and cash equivalents at beginning of period	37,843	85,961
Cash and cash equivalents at end of period	$37,992	$43,322

Supplemental disclosure of noncash investing activities:
Accrued capital expenditures	$137	$798

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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized in other income (expense), net in the Company’s condensed consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the condensed consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s condensed consolidated balance sheets. At February 28, 2023, the Company had a notional amount of $7.0 million outstanding in foreign currency forward contracts, which matured on March 30, 2023. Unrealized net gains and losses related to foreign currency forward contracts were not significant at February 28, 2023 and August 31, 2022. Realized net gains and losses related to foreign currency forward contracts were not significant for the three months ended February 28, 2023 and 2022. Realized net gains and losses related to foreign currency forward contracts were $0.5 million for the six months ended February 28, 2023, while realized net gains and losses for such contracts were not significant for the six months ended February 28, 2022. Both unrealized and realized net gains and losses are recorded in other income (expense), net on the Company’s condensed consolidated statements of operations.

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

Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, except for foreign currency forward contracts, into which the Company enters from time to time, and are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents and short-term borrowings are recorded at cost, which approximates their fair values, primarily due to their short-term nature. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $60.3 million as of February 28, 2023, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to their carrying value of $68.0 million. During the six months ended February 28, 2023, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

Note 3. Inventories

Inventories are stated at the lower of cost or net realizable value and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method.

Inventories consisted of the following (in thousands):

	February 28,	August 31,
	2023	2022
Product held at third-party contract manufacturers	$5,271	$7,915
Raw materials and components	18,103	13,952
Work-in-process	1,108	881
Finished goods	84,083	81,353
Total	$108,565	$104,101

Note 4. Property and Equipment and Capitalized Cloud-Based Software Implementation Costs

Property and equipment, net, consisted of the following (in thousands):

	February 28,	August 31,
	2023	2022
Machinery, equipment and vehicles	$44,597	$44,533
Buildings and improvements	26,550	27,958
Computer and office equipment	6,216	5,757
Internal-use software	10,066	9,591
Furniture and fixtures	2,633	2,669
Capital in progress	11,549	10,135
Land	4,165	4,240
Subtotal	105,776	104,883
Less: accumulated depreciation and amortization	(39,985)	(38,906)
Total	$65,791	$65,977

As of February 28, 2023 and August 31, 2022, the Company’s condensed consolidated balance sheets included $8.9 million and $6.5 million, respectively, of capitalized cloud-based implementation costs recorded as other assets within the Company’s condensed consolidated balance sheets. These balances primarily consist of capitalized costs related to the new cloud-based enterprise resource planning system which the Company is in the process of implementing. Accumulated amortization associated with cloud-based implementation costs were $0.6 million and $0.5 million as of February 28, 2023 and August 31, 2022, respectively. Amortization expense associated with these assets was not significant for the three and six months ended February 28, 2023 and 2022.

Note 5. Goodwill and Other Intangible Assets

Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2022	$85,402	$8,569	$1,209	$95,180
Translation adjustments	10	89	-	99
Balance as of February 28, 2023	$85,412	$8,658	$1,209	$95,279

During the second quarter of fiscal year 2023, the Company performed its annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as of the Company’s most recent goodwill impairment testing date, December 1, 2022. During the fiscal year 2023 annual goodwill impairment test, the Company performed a qualitative assessment of each reporting unit to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. In performing this qualitative assessment, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of its reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions, including the impacts of the COVID-19 pandemic; (2) industry and market conditions; (3) historical financial performance and expected financial performance; (4) other entity specific events, such as changes in management or key personnel; and (5) events affecting the Company’s reporting units, such as a change in the composition of net assets or any expected dispositions. Based on the results of this qualitative assessment, the Company determined that the estimated fair value of each of the Company’s reporting units exceeded their respective carrying values so significantly that an impairment charge to the Company’s goodwill balances is remote and, thus, a quantitative analysis was not required. As a result, the Company concluded that no impairment of its goodwill existed as of December 1, 2022. In addition, the Company concluded that there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to December 1, 2022 through February 28, 2023. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets, which include the Spot Shot, Carpet Fresh, 1001, EZ REACH and GT85 trade names, are included in other intangible assets, net in the Company’s condensed consolidated balance sheets.

The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	February 28,	August 31,
	2023	2022
Gross carrying amount	$35,387	$35,166
Accumulated amortization	(30,274)	(29,578)
Net carrying amount	$5,113	$5,588

There has been no impairment charge for the six months ended February 28, 2023 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.

Changes in the carrying amounts of definite-lived intangible assets by segment for the six months ended February 28, 2023 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2022	$4,437	$1,151	$-	$5,588
Amortization expense	(409)	(94)	-	(503)
Translation adjustments	-	28	-	28
Balance as of February 28, 2023	$4,028	$1,085	$-	$5,113

The estimated amortization expense for the Company’s definite-lived intangible assets is not significant in any future individual fiscal year.

Note 6. Accrued and Other Liabilities

Accrued liabilities consisted of the following (in thousands):

	February 28,	August 31,
	2023	2022
Accrued advertising and sales promotion expenses	$14,062	$13,563
Accrued professional services fees	1,867	1,979
Accrued sales taxes and other taxes	2,721	995
Deferred revenue	3,102	4,988
Short-term operating lease liability	1,939	1,703
Other	4,736	3,933
Total	$28,427	$27,161

Accrued payroll and related expenses consisted of the following (in thousands):

	February 28,	August 31,
	2023	2022
Accrued incentive compensation	$3,260	$2,524
Accrued payroll	5,245	4,001
Accrued profit sharing	1,298	2,758
Accrued payroll taxes	1,537	1,779
Other	572	521
Total	$11,912	$11,583

Note 7. Debt

As of February 28, 2023, the Company held borrowings under two separate agreements as detailed below.

Note Purchase and Private Shelf Agreement

The Company holds borrowings under its Note Purchase and Private Shelf Agreement, as amended (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”). As of February 28, 2023, the Company had outstanding balances on its series A, B and C notes issued under this Note Agreement.

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

Short-term and long-term borrowings under the Company’s Credit Agreement and Note Agreement consisted of the following (in thousands):

			February 28,	August 31,
	Issuance	Maturities	2023	2022

Credit Agreement – revolving credit facility (1)	Various	9/30/2025	$87,786	$77,912

Note Agreement
Series A Notes – 3.39% fixed rate(2)	11/15/2017	2021-2032	16,000	16,400
Series B Notes – 2.50% fixed rate(3)	9/30/2020	11/15/2027	26,000	26,000
Series C Notes – 2.69% fixed rate(3)	9/30/2020	11/15/2030	26,000	26,000
Total borrowings			155,786	146,312
Short-term portion of borrowings			(47,477)	(39,173)
Total long-term borrowings			$108,309	$107,139

(1)The Company can refinance any draw under the line of credit with successive short-term borrowings through the maturity date. Outstanding draws for which management has the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of February 28, 2023, $41.1 million on this facility is classified as long-term and is denominated in Euros and Pounds Sterling, whereas $46.7 million is classified as short-term and is denominated entirely in U.S. Dollars. Euro and Pound Sterling denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.

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

As of February 28, 2023, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.

Note 8. Share Repurchase Plan

On October 12, 2021, the Company’s Board of Directors (“Board”) approved a new share repurchase plan. Under the plan, which became effective on November 1, 2021, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2023. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from November 1, 2021 through February 28, 2023, the Company repurchased 170,232 shares at an average price of $204.39 per share, for a total cost of $34.8 million under this $75.0 million plan. During the six months ended February 28, 2023, the Company repurchased 31,670 shares at an average price of $178.10 per share, for a total cost of $5.6 million under this $75.0 million plan.

Note 9. Earnings per Common Share

The table below reconciles net income to net income available to common stockholders (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Net income	$16,526	$19,508	$30,523	$38,063
Less: Net income allocated to
participating securities	(71)	(73)	(125)	(137)
Net income available to common stockholders	$16,455	$19,435	$30,398	$37,926

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Weighted-average common
shares outstanding, basic	13,583	13,679	13,586	13,773
Weighted-average dilutive securities	25	25	22	31
Weighted-average common
shares outstanding, diluted	13,608	13,704	13,608	13,804

For the three and six months ended February 28, 2023, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 10,734 and 9,103, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. For the three and six months ended February 28, 2022, weighted-

average stock-based equity awards outstanding that are non-participating securities in the amount of 9,280 and 7,212, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

Note 10. Revenue Recognition

Disaggregation of Revenue

The following table presents our revenues by segment and major source (in thousands):

:

	Three Months Ended February 28, 2023:				Six Months Ended February 28, 2023:
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Maintenance products	$59,126	$44,351	$18,627	$122,104	$112,697	$83,080	$42,639	$238,416
HCCP (1)	3,764	2,458	1,867	8,089	8,207	4,501	3,962	16,670
Total net sales	$62,890	$46,809	$20,494	$130,193	$120,904	$87,581	$46,601	$255,086

	Three Months Ended February 28, 2022:				Six Months Ended February 28, 2022:
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Maintenance products	$50,409	$52,093	$19,399	$121,901	$102,393	$107,536	$38,002	$247,931
HCCP (1)	4,088	1,970	2,027	8,085	8,392	4,082	4,327	16,801
Total net sales	$54,497	$54,063	$21,426	$129,986	$110,785	$111,618	$42,329	$264,732

(1)Homecare and cleaning products (“HCCP”)

Contract Balances

Contract liabilities consist of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $3.1 million and $5.0 million as of February 28, 2023 and August 31, 2022, respectively. All of the $5.0 million that was included in contract liabilities as of August 31, 2022 was recognized to revenue during the six months ended February 28, 2023. These contract liabilities are recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. Contract assets are recorded if the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. The Company did not have any contract assets as of February 28, 2023 and August 31, 2022. The Company has an unconditional right to payment for its trade and other accounts receivable on the Company’s condensed consolidated balance sheets. These receivables are presented net of an allowance for doubtful accounts, which was insignificant as of February 28, 2023 and August 31, 2022.

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

In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of February 28, 2023, no such commitments were outstanding.

Litigation

From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. As of February 28, 2023, there were no unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss. As to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.

Indemnifications

As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of February 28, 2023.

From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of February 28, 2023.

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

The provision for income taxes was 20.8% and 20.1% of income before income taxes for the three months ended February 28, 2023 and 2022, respectively. The increase in the effective tax rate was primarily due to higher tax rates in certain foreign jurisdictions from period to period, as well as higher interest expense related to existing uncertain tax positions. The unfavorable impacts to the effective tax rate was partially offset by a decrease in the portion of performance-based compensation that is non-deductible from period to period .

The provision for income taxes was 20.9% and 19.9% of income before income taxes for the six months ended February 28, 2023 and 2022, respectively. The increase in the effective income tax rate from period to period was primarily due to tax shortfalls from the settlements of stock-based equity awards, partially offset by a one-time tax-deductible charitable donation. The Company recorded tax shortfalls related to settlements of stock-based equity awards of $0.7 million during the first six months of fiscal year 2023 compared to $0.2 million in tax benefits related to these types of settlements in the first six months of fiscal year 2022, resulting in a 2.4% unfavorable impact on the Company’s effective tax rate from period to period. Partially offsetting this unfavorable impact was a one-time tax benefit associated with the Company’s donation of its former corporate headquarters building to a local San Diego community foundation that occurred in the first quarter of fiscal year 2023, resulting in a 1.9% favorable impact on the Company’s effective tax rate. The building, net of its tax basis, is estimated to result in a charitable donation of $3.5 million and an approximate tax benefit of $0.7 million.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2018 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2019 are no longer subject to examination. The Company is currently under audit in various state jurisdictions for fiscal years 2018 through 2019. Estimated unrecognized tax benefits related to income tax positions affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months were not significant. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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

Summary information about reportable segments is as follows (in thousands):

				Unallocated
For the Three Months Ended	Americas	EMEA	Asia-Pacific	Corporate (1)	Total
February 28, 2023:
Net sales	$62,890	$46,809	$20,494	$-	$130,193
Income from operations	$13,712	$10,383	$7,023	$(8,965)	$22,153
Depreciation and
amortization expense	$869	$973	$51	$75	$1,968
Interest income	$-	$26	$25	$-	$51
Interest expense	$1,087	$413	$2	$-	$1,502

February 28, 2022:
Net sales	$54,497	$54,063	$21,426	$-	$129,986
Income from operations	$11,217	$13,715	$7,925	$(8,114)	$24,743
Depreciation and
amortization expense	$1,169	$813	$70	$43	$2,095
Interest income	$-	$-	$21	$-	$21
Interest expense	$486	$125	$2	$-	$613

Six Months Ended:
February 28, 2023:
Net sales	$120,904	$87,581	$46,601	$-	$255,086
Income from operations	$26,484	$16,666	$16,640	$(18,958)	$40,832
Depreciation and
amortization expense	$1,747	$1,870	$96	$151	$3,864
Interest income	$4	$35	$56	$-	$95
Interest expense	$1,977	$692	$2	$-	$2,671

February 28, 2022:
Net sales	$110,785	$111,618	$42,329	$-	$264,732
Income from operations	$23,234	$27,928	$15,227	$(17,586)	$48,803
Depreciation and
amortization expense	$2,212	$1,597	$144	$129	$4,082
Interest income	$-	$-	$46	$-	$46
Interest expense	$984	$246	$3	$-	$1,233

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

Note 14. Subsequent Event

Dividend Declaration

On March 21, 2023, the Company’s Board declared a cash dividend of $0.83 per share payable on April 28, 2023 to stockholders of record on April 14, 2023.

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

Actual events or results may differ materially from those projected in forward-looking statements due to various factors, including, but not limited to, those identified in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, and in Part II—Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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

Highlights

The following summarizes the financial and operational highlights for our business during the six months ended February 28, 2023:

•Consolidated net sales decreased $9.6 million, or 4%, compared to the corresponding period of the prior fiscal year. Increases in the average selling price of our products positively impacted net sales by approximately $50.2 million from period to period, primarily due to sales price increases implemented across all segments over the last twelve months. These favorable impacts were significantly offset by decreases in sales volume, which unfavorably impacted net sales by approximately $44.7 million from period to period. Changes to net sales attributable to volumes and average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period. In addition, changes in foreign currency exchange rates from period to period had an unfavorable impact of $15.1 million on consolidated net sales for the first half of fiscal year 2023. On a constant currency basis, net sales would have increased by $5.4 million, or 2%, from period to period. This unfavorable impact from changes in foreign currency exchange rates mainly came from our EMEA segment, which accounted for 34% of our consolidated sales for the six months ended February 28, 2023.

•Gross profit as a percentage of net sales increased to 51.1% compared to 50.6% for the corresponding period of the prior fiscal year primarily due to the positive impacts of price increases implemented over the last twelve months, offset by ongoing global supply chain challenges, including the increased cost of raw materials and constraints that began during the COVID-19 pandemic. These ongoing challenges have resulted in increased inflation rates globally. See the Impact of Global Supply Chain Constraints and Inflation on Our Business section which follows for details, including actions the Company continues to take in response to these challenges.

•Consolidated net income decreased $7.5 million, or 20%, compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates from period to period had an unfavorable impact of $2.2 million on consolidated net income for the first half of fiscal year 2023. Thus, on a constant currency basis, net income would have decreased $5.3 million, or 14%, from period to period.

•Diluted earnings per common share were $2.23 versus $2.75 in the prior fiscal year period.

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

Significant Developments

Impact of Global Supply Chain Constraints and Inflation on Our Business

Our financial results and operations continue to be impacted by certain macroeconomic factors that began during our fiscal year 2020, specifically the COVID-19 pandemic. The pandemic impacted global economies, the rate of inflation, supply chains, distribution networks and consumer behavior around the world. We have experienced both favorable and unfavorable impacts to our financial results and our operations as a result of the direct and indirect effects of the COVID-19 pandemic. For example, sales have been negatively impacted at varying times in the regions in which we operate due to health and safety restrictions required by local governmental authorities. Such restrictions have sporadically impacted various regions, particularly in certain countries within our Asia-Pacific segment. Fluctuations in global economic conditions continue to impact end-user demand for our products in certain regions at varying times and are difficult to predict. These changes in demand, including those resulting from shifts in consumer spending patterns as a result of inflation, may significantly impact our financial results from period to period.

In addition, global supply chain issues have resulted in increased raw material costs and other input costs, higher competition for freight resources, and labor constraints within manufacturing and distribution networks. This inflationary environment started to negatively impact our gross margin and financial results in fiscal year 2021 and these trends have continued to increase our cost of goods sold since that time. Some of the supply chain challenges that we have experienced in recent fiscal years include general aerosol production capacity constraints and competition for such capacity by other companies who also utilize third-party manufacturers for their aerosol production. These challenges have periodically resulted in us not being able to meet demand for our products by customers and end-users in certain markets at various times. We have continued to actively manage periodic supply chain constraints and transportation disruptions and implement various initiatives with our existing third-party manufacturers as well as identifying and onboarding new third-party manufacturers, particularly in the Americas and EMEA segments. In addition, we have taken actions to increase inventory levels of certain raw materials, components and finished goods, given the current challenges within supply chain and increased lead times required by suppliers. As a result of these initiatives, we experienced increases in the capacity and flexibility of our supply chain throughout fiscal year 2022 and this has improved further during the first half of fiscal year 2023, particularly in the Americas segment. Although we are not able to estimate the costs or impacts associated with potential future supply chain disruptions, we believe that the changes we continue to implement as a result of the pandemic will have a positive lasting impact on our ability to better manage any future disruptions. However, some of the additional costs resulting from these recent supply chain constraints, including costs resulting from maintenance of higher inventory levels, as well as the inflationary environment that is impacting our raw material costs, are expected to unfavorably impact our cost of goods sold for as long as such conditions exist.

To offset the unfavorable impact of increased costs to our gross margin, price increases have been implemented across all of our markets and geographies in fiscal year 2022 and in the first half of fiscal year 2023 and we intend to implement further price increases in certain regions for the remainder of fiscal year 2023. Although we are seeing the favorable impacts of these price increases, sales volumes are often impacted unfavorably in the short term as customers and end users adjust to increased sales prices. The severity and duration of these conditions and their effects on our supply chain, changes in end-user demand and the current inflationary environment remain uncertain and it is not possible to estimate the extent to which these conditions will impact our financial results and operations in future periods.

See our risk factors disclosed in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, which was filed with the SEC on October 24, 2022 for further information on these risks.

The Impact of Russian Military Action in Ukraine

On February 24, 2022, Russian forces launched significant military action against Ukraine, which has resulted in conflict and disruption in the region. In response to this action taken by Russia, the U.S. and other countries immediately imposed various economic sanctions against Russia. These geopolitical tensions continued throughout the first half of fiscal year 2023 and this event has continued to impact global economies, particularly in Europe. It is uncertain when conditions will improve or whether additional governmental sanctions will be enacted in future periods. The direct and indirect impacts of this evolving situation and its effect on global economies in future periods are difficult to predict. We suspended selling our products to markets in Russia and Belarus beginning in March 2022, which had an unfavorable impact on our sales. In addition, we were temporarily unable to sell our products in Ukraine due to the disruption in the country, but sales to Ukraine resumed in the first quarter of fiscal year 2023. Prior to the suspension of sales in Russia and Belarus, our net sales to these two regions were approximately 3% to 4% of consolidated net sales, the majority of which is related to Russia. We do not have facilities, third-party manufacturing partners, employees or inventory located in these affected regions. Additionally, the only activities we conducted in these regions prior to the suspension of sales were through local marketing distributors. Write-offs of previously existing accounts receivable from those marketing distributors affected by the crisis have not been significant to date and are not expected to become significant in future periods.

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

Results of Operations

Three and Six Months Ended February 28, 2023 Compared to Three and Six Months Ended February 28, 2022

Operating Items

The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended February 28,				Six Months Ended February 28,
			Change from Prior Year				Change from Prior Year
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Net sales:
Maintenance products	$122,104	$121,901	$203	-	$238,416	$247,931	$(9,515)	(4)%
HCCP (1)	8,089	8,085	4	-	16,670	16,801	(131)	(1)%
Total net sales	130,193	129,986	207	-	255,086	264,732	(9,646)	(4)%
Cost of products sold	64,115	64,468	(353)	(1)%	124,753	130,744	(5,991)	(5)%
Gross profit	66,078	65,518	560	1%	130,333	133,988	(3,655)	(3)%
Operating expenses	43,925	40,775	3,150	8%	89,501	85,185	4,316	5%
Income from operations	$22,153	$24,743	$(2,590)	(10)%	$40,832	$48,803	$(7,971)	(16)%
Net income	$16,526	$19,508	$(2,982)	(15)%	$30,523	$38,063	$(7,540)	(20)%
EPS – diluted	$1.21	$1.41	$(0.20)	(14)%	$2.23	$2.75	$(0.52)	(19)%
Shares used in diluted EPS	13,608	13,704	(96)	(1)%	13,608	13,804	(196)	(1)%

(1)Homecare and cleaning products (“HCCP”)

Net Sales by Segment

The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended February 28,				Six Months Ended February 28,
			Change from Prior Year				Change from Prior Year
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Americas	$62,890	$54,497	$8,393	15%	$120,904	$110,785	$10,119	9%
EMEA	46,809	54,063	(7,254)	(13)%	87,581	111,618	(24,037)	(22)%
Asia-Pacific	20,494	21,426	(932)	(4)%	46,601	42,329	4,272	10%
Total	$130,193	$129,986	$207	-	$255,086	$264,732	$(9,646)	(4)%

Americas Sales

The following table summarizes net sales by product line for the Americas segment, which includes the U.S., Canada and Latin America (in thousands, except percentages):

	Three Months Ended February 28,				Six Months Ended February 28,
			Change from Prior Year				Change from Prior Year
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Maintenance products	$59,126	$50,409	$8,717	17%	$112,697	$102,393	$10,304	10%
HCCP	3,764	4,088	(324)	(8)%	8,207	8,392	(185)	(2)%
Total	$62,890	$54,497	$8,393	15%	$120,904	$110,785	$10,119	9%
% of consolidated net sales	48%	42%			48%	42%

CC Net sales – non-GAAP (1)	$62,708	$54,497	$8,211	15%	$120,886	$110,785	$10,101	9%
Currency impact on current period – non-GAAP	$182				$18

(1)Current fiscal year constant currency (“CC”) net sales translated at the foreign currency exchange rates in effect for the corresponding period of the prior fiscal year, compared to prior period actual net sales.

The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Americas segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Year to Date

Increase in average selling price(1)	$13.6	$12.0	$25.6
Decrease in sales volume(1)	(11.7)	(3.8)	(15.5)
Currency impact on current period – non-GAAP	(0.2)	0.2	-
Increase in net sales	$1.7	$8.4	$10.1

(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.

Americas Sales – Three Months Ended – February 28, 2023 Compared to February 28, 2022

Net sales of maintenance products in the Americas segment increased due to the following (by region):

•United States (“U.S.”) sales increased $8.0 million, or 22%. WD-40 Multi-Use Product sales increased by $6.3 million, or 21%, primarily due to price increases and improved supply chain capacity from period to period, which was partially offset by lower demand which resulted in decreased sales volume. 3-IN-ONE products are sourced at certain third-party manufacturers that were impacted significantly by global supply chain constraints in the prior period. However, adjustments we have made in our supply chain to increase the production capacity of our maintenance products, including 3-IN-ONE, improved the availability of these products from period to period. 3-IN-ONE product sales increased by $1.0 million, or 69%, primarily due to these improvements that resulted in increased sales volume, as well as price increases from period to period. WD-40 Specialist sales increased by $0.7 million, or 12%, primarily due to price increases implemented during the last twelve months, partially offset by lower demand which resulted in decreased sales volumes.

•Canada sales increased $0.5 million, or 12%, due to the favorable impact of price increases which was partially offset by unfavorable changes in foreign currency exchange rates and weaker economic conditions that resulted in lower levels of demand and decreased sales volume.

•Latin America sales increased $0.3 million, or 3%, primarily due to higher sales in our direct market in Mexico as a result of increased distribution, successful promotional programs and price increases, as well as the favorable impact of changes in foreign currency exchange rates. These favorable impacts were significantly offset by decreased sales volumes to marketing distributors due to weaker economic conditions in certain regions that resulted in lower levels of demand.

Net sales of homecare and cleaning products in the Americas decreased primarily due to the following:

•The unfavorable impact of lower demand for certain brands was partially offset by price increases and the improvement in the capacity and flexibility of our supply chain from period to period.

•While each of our homecare and cleaning products have continued to generate positive cash flows, we have generally experienced flat or slightly decreased sales for many of these products in recent periods.

For the three months ended February 28, 2023, 76% of sales came from the U.S., and 24% of sales came from Canada and Latin America combined compared to the distribution for the three months ended February 28, 2022 when 74% of sales came from the U.S., and 26% of sales came from Canada and Latin America.

Americas Sales – Six Months Ended – February 28, 2023 Compared to February 28, 2022

Net sales of maintenance products in the Americas segment increased due to the following (by region):

•U.S. sales increased $13.5 million, or 19%. WD-40 Multi-Use Product sales increased by $7.9 million, or 13%, primarily due to price increases from period to period, as well as our improved supply chain capacity. These positive effects were partially offset by a lower level of customer orders and promotional programs as customers adjust to the price increases, which resulted in decreased sales volume. WD-40 Specialist and 3-IN-ONE products are sourced at certain third-party manufacturers that were impacted significantly by global supply chain constraints in the prior period. However, adjustments we have made in our supply chain to increase the production capacity of our most significant products, including WD-40 Specialist and 3-IN-ONE, improved the availability of these products from period to period. WD-40 Specialist and 3-IN-ONE sales increased by $3.6 million, or 39%, and $2.1 million, or 70%, respectively, primarily due to these improvements that resulted in increased sales volume, as well as price increases implemented during the last twelve months.

•Latin America sales decreased $3.8 million, or 16%, primarily due to the timing of marketing distributor orders from period to period. Sales were unfavorably impacted due to marketing distributors purchasing a higher level of our product in advance of a price increase that went into effect in late fiscal year 2022, which lowered purchases from these customers during the first half of fiscal year 2023. Conversely, sales in the first half of fiscal year 2022 were favorably impacted due to significant purchase activity in advance of an earlier price increase that went into effect in November 2021. In addition, sales were unfavorably impacted due to weaker economic conditions in certain marketing distributor regions, partially offset by sales increases in our direct market in Mexico, as discussed above in the section for the three months ended February 28, 2023.

•Canada sales increased $0.6 million, or 10%, due to the same factors discussed above in the section for the three months ended February 28, 2023.

Net sales of homecare and cleaning products in the Americas decreased primarily as discussed above in the section for the three months ended February 28, 2023.

For the six months ended February 28, 2023, 77% of sales came from the U.S., and 23% of sales came from Canada and Latin America combined compared to the distribution for the six months ended February 28, 2022 when 72% of sales came from the U.S., and 28% of sales came from Canada and Latin America.

EMEA Sales

The following table summarizes net sales by product line for the EMEA segment, which includes Europe, the Middle East, Africa and India (in thousands, except percentages):

	Three Months Ended February 28,				Six Months Ended February 28,
			Change from Prior Year				Change from Prior Year
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Maintenance products	$44,351	$52,093	$(7,742)	(15)%	$83,080	$107,536	$(24,456)	(23)%
HCCP	2,458	1,970	488	25%	4,501	4,082	419	10%
Total	$46,809	$54,063	$(7,254)	(13)%	$87,581	$111,618	$(24,037)	(22)%
% of consolidated net sales	36%	42%			34%	42%

CC Net sales – non-GAAP (1)	$51,663	$54,063	$(2,400)	(4)%	$100,450	$111,618	$(11,168)	(10)%
Currency impact on current period – non-GAAP	$(4,854)				$(12,869)

(1)Current fiscal year constant currency net sales translated at the foreign currency exchange rates in effect for the corresponding period of the prior fiscal year, compared to prior period actual net sales.

The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the EMEA segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Year to Date

Increase in average selling price(1)	$9.5	$11.1	$20.6
Decrease in sales volume(1) – Russian markets	(5.0)	(3.3)	(8.3)
Decrease in sales volume(1) – All other markets	(13.2)	(10.2)	(23.4)
Currency impact on current period – non-GAAP	(8.0)	(4.9)	(12.9)
Decrease in net sales	$(16.7)	$(7.3)	$(24.0)

(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.

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

EMEA Sales – Three Months Ended – February 28, 2023 Compared to February 28, 2022

Net sales decreased in the EMEA segment primarily due to the following (by market and region):

Direct Markets – EMEA (74% of net sales QTD FY2023 vs 65% QTD FY2022)

•Sales in our direct markets decreased $0.7 million, or 2%, primarily due to sales volume decreases and unfavorable changes in foreign currency exchange rates of $3.6 million as a result of the weakening of the Pound Sterling, the functional currency of our U.K. subsidiary, against the U.S. Dollar. The unfavorable impacts were significantly offset by price increases across all direct markets and a sales volume increase in the United Kingdom direct market, partially due to a higher level of promotional programs.

•Most direct markets experienced sales volume decreases due to reduced demand compared to the prior period, driven by weaker market and economic conditions as well as a lower level of customer orders and promotional programs as customers adjust to these price increases implemented in late fiscal year 2022 and the first half of fiscal year 2023.

Marketing Distributors – EMEA (26% of net sales QTD FY2023 vs 35% QTD FY2022)

•Distributor market sales decreased $6.6 million, or 35%, in EMEA markets wherein we utilize a marketing distributor model (“distributor markets”), in which products are sold to marketing distributors who in turn sell to wholesalers and retailers.

•Sales in Russia decreased $3.3 million from period to period due to the ongoing effects of the Russian military action in Ukraine. See The Impact of Russian Military Action in Ukraine described in the “Significant Developments” section above for further information regarding the suspension of our sales to Russian markets.

•In addition, sales in our distributor markets were unfavorably impacted by $1.2 million due to the weakening of the Pound Sterling, the functional currency of our U.K. subsidiary, against the U.S. Dollar. However, this unfavorable impact to sales in distributor markets was partially offset by the favorable impacts of certain sales denominated in currencies other than the Pound Sterling, which strengthened against the Pound Sterling from period to period.

•Sales in distributor markets also decreased due to lower sales volumes of maintenance products in most distributor markets, particularly India and Turkey, which were down $1.3 million and $1.0 million, respectively.

•The decreases in distributor market sales were partially offset by price increases implemented over the last twelve months.

EMEA Sales – Six Months Ended – February 28, 2023 Compared to February 28, 2022

Net sales decreased in the EMEA segment primarily due to the following (by market and region):

Direct Markets – EMEA (72% of net sales YTD FY2023 vs 64% YTD FY2022)

•Sales in our direct markets decreased $8.4 million, or 12%, primarily due to unfavorable changes in foreign currency exchange rates of $9.3 million as a result of the weakening of the Pound Sterling, the functional currency of our U.K. subsidiary, against the U.S. Dollar.

•In addition, decreases in sales volume unfavorably impacted sales period to period. In most direct markets, these volume decreases were due to reduced demand compared to the prior period, due to the same factors discussed above in the section for the three months ended February 28, 2023.

•The unfavorable impacts were significantly offset by price increases across all direct markets.

Marketing Distributors – EMEA (28% of net sales YTD FY2023 vs 36% YTD FY2022)

•Distributor market sales decreased $15.7 million, or 39%, in EMEA.

•Sales in Russia decreased $8.3 million from period to period due to the ongoing effects of the Russian military action in Ukraine. See The Impact of Russian Military Action in Ukraine described in the “Significant Developments” section above for further information regarding the suspension of our sales to Russian markets.

•In addition, sales in our distributor markets were unfavorably impacted by $3.6 million due to the weakening of the Pound Sterling, the functional currency of our U.K. subsidiary, against the U.S. Dollar. However, this unfavorable impact to sales in distributor markets was partially offset by the favorable impacts of certain sales denominated in currencies other than the Pound Sterling, which strengthened against the Pound Sterling from period to period.

•Sales in distributor markets also decreased due to lower sales volumes of maintenance products in most distributor markets, particularly India, Poland and the Czech Republic, which were down $2.3 million, $1.5 million and $1.3 million, respectively.

•The decreases in distributor market sales were partially offset by price increases implemented over the last twelve months.

Asia-Pacific Sales

The following table summarizes net sales by product line for the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region (in thousands, except percentages):

	Three Months Ended February 28,				Six Months Ended February 28,
			Change from Prior Year				Change from Prior Year
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Maintenance products	$18,627	$19,399	$(772)	(4)%	$42,639	$38,002	$4,637	12%
HCCP	1,867	2,027	(160)	(8)%	3,962	4,327	(365)	(8)%
Total	$20,494	$21,426	$(932)	(4)%	$46,601	$42,329	$4,272	10%
% of consolidated net sales	16%	16%			18%	16%

CC Net sales – non-GAAP (1)	$21,282	$21,426	$(144)	(1)%	$48,751	$42,329	$6,422	15%
Currency impact on current period – non-GAAP	$(788)				$(2,150)

(1)Current fiscal year constant currency (“CC”) net sales translated at the foreign currency exchange rates in effect for the corresponding period of the prior fiscal year, compared to prior period actual net sales.

The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Asia-Pacific segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Year to Date

Increase in average selling price(1)	$3.1	$0.9	$4.0
Increase (decrease) in sales volume(1)	3.5	(1.0)	2.5
Currency impact on current period – non-GAAP	(1.4)	(0.8)	(2.2)
Increase (decrease) in net sales	$5.2	$(0.9)	$4.3

(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.

Asia-Pacific Sales – Three Months Ended – February 28, 2023 Compared to February 28, 2022

Net sales in the Asia-Pacific segment decreased primarily due to the following (by market and region):

•Asia distributor markets sales decreased $1.1 million, or 11%, primarily due to lower sales of WD-40 Multi-Use Product driven by weaker market and economic conditions and distributors that had purchased product in advance of price increases implemented in December 2022, both of which lowered sales volumes in the second quarter of fiscal year 2023, particularly in Taiwan, Korea, Thailand and Malaysia. These unfavorable impacts were partially offset by the favorable impacts of price increases.

•China sales were relatively constant from period to period, as the favorable impact of price increases was almost completely offset by the unfavorable impact of changes in foreign currency exchange rates. On a constant currency basis, sales in China would have increased $0.5 million, or 7%.

•Australia sales increased 0.3 million, or 6%, primarily due to the favorable impact of price increases and successful promotional programs, which were partially offset by the unfavorable impact of changes in foreign currency exchange rates and decreased sales levels of homecare and cleaning products due to lower demand and decreased sales volume. On a constant currency basis, sales in Australia would have increased $0.5 million, or 10%.

Asia-Pacific Sales – Six Months Ended – February 28, 2023 Compared to February 28, 2022

Net sales in the Asia-Pacific segment increased primarily due to the following (by market and region):

•Asia distributor markets sales increased $2.7 million, or 14%, primarily due to higher sales of WD-40 Multi-Use Product as a result of successful promotional programs, the easing of COVID-19 lockdown measures, price increases implemented over the last twelve months and customers that purchased product in advance of additional price implemented in December 2022, all of which resulted in increased demand and higher sales volumes in most countries in the region early in fiscal year 2023. These favorable impacts experienced in early fiscal year 2023 were partially offset by declines in sales during the second quarter of fiscal year 2023, as discussed above in the section for the three months ended February 28, 2023.

•China sales increased $1.2 million, or 10%, due to the success of promotional programs in the first half of fiscal year 2023 and price increases over the last twelve months. Sales were also favorably impacted by the timing of shipments related to customer orders placed in late fiscal year 2022 resulting from a successful promotional program in that fiscal year; certain products related to these orders were not shipped until early fiscal year 2023. These favorable impacts were partially offset by unfavorable changes in foreign currency exchange rates. On a constant currency basis, sales in China would have increased $2.5 million, or 20%.

•Australia sales increased $0.3 million, or 3% primarily due to higher sales of WD-40 Multi-Use Product as a result of price increases and successful promotional programs. This favorable result was significantly offset by the unfavorable impact of changes in foreign currency exchange rates and decreased sales levels of homecare and cleaning products due to lower demand and decreased sales volume. On a constant currency basis, sales in Australia would have increased $1.2 million, or 11%.

Gross Profit

The following general information regarding the timing and nature of our product costs is important when assessing fluctuations in our gross margin from period to period:

•There is often a delay before changes in costs of raw materials, such as specialty chemicals used in the formulation of our products, impact cost of products sold due to production and inventory life cycles. Such delays increase with higher production and inventory levels;

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

•In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The strengthening or weakening of the Euro and U.S. Dollar against the Pound Sterling may result in foreign currency related changes to the gross margin percentage in the EMEA segment from period to period; and

•Our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.2 million and $4.7 million for the three months ended February 28, 2023 and 2022, respectively, and $8.4 million and $9.5 million for the six months ended February 28, 2023 and 2022, respectively.

•For further information pertaining to recent trends and economic conditions affecting gross margin, please see the section titled “Significant Developments”.

The following table summarizes gross margin and gross profit (in thousands, except percentages):

	Three Months Ended February 28,				Six Months Ended February 28,
	2023	2022	Change from Prior Year		2023	2022	Change from Prior Year
Gross profit	$66,078	$65,518	$560		$130,333	$133,988	$(3,655)
Gross margin	50.8%	50.4%	40	bps (1)	51.1%	50.6%	50	bps (1)

(1)Basis points (“bps”) change in gross margin.

Gross Margin – Three Months Ended – February 28, 2023 Compared to February 28, 2022

Gross margin increased 40 bps primarily due to the following favorable impacts, significantly offset by unfavorable impacts:

Favorable/(Unfavorable)	Explanations
910 bps	Sales price increases implemented in all three segments at varying times during the last twelve months.
90 bps	Changes in foreign currency exchange rates in the EMEA segment.
(410) bps	Higher costs of specialty chemicals used in the formulation of our products.
(400) bps	Higher costs of aerosol cans.
(90) bps	Higher filling fees paid to our third-party contract manufacturers, primarily in the Americas segment.

Gross Margin – Six Months Ended – February 28, 2023 Compared to February 28, 2022

Gross margin increased 50 bps primarily due to the following favorable impacts, significantly offset by unfavorable impacts:

Favorable/(Unfavorable)	Explanations
880 bps	Sales price increases implemented in all three segments at varying times during the last twelve months.
100 bps	Changes in foreign currency exchange rates in the EMEA segment.
(390) bps	Higher costs of aerosol cans.
(380) bps	Higher costs of specialty chemicals used in the formulation of our products.
(90) bps	Higher filling fees paid to our third-party contract manufacturers, primarily in the Americas segment.
(60) bps	Increases in miscellaneous other input costs.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended February 28,				Six Months Ended February 28,
			Change from Prior Year				Change from Prior Year
(in thousands)	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
SG&A expenses	$37,690	$34,819	$2,871	8%	$77,674	$73,242	$4,432	6%
% of net sales	28.9%	26.8%			30.5%	27.7%

SG&A Expenses – Three Months Ended – February 28, 2023 Compared to February 28, 2022

The increase in SG&A expenses was primarily due to increases in employee-related costs of $2.6 million due to increased headcount and annual compensation increases, slightly offset by lower incentive compensation accruals. In addition, travel and meeting expense increased SG&A expense by $0.9 million due to the reduction in travel restrictions related to COVID-

19 from period to period, resulting in a higher level of travel and meetings by employees. In addition, professional services fees increased $0.9 million in support of our strategic initiatives in the Americas and EMEA segments, including the ongoing implementation of our new information system and increased cloud-based software usage and license fees. Other miscellaneous expenses also increased $0.4 million from period to period. These increases to SG&A expenses were partially offset by changes in foreign currency exchange rates from period to period resulting in a decrease of $1.5 million in SG&A expenses.

SG&A Expenses – Six Months Ended – February 28, 2023 Compared to February 28, 2022

The increase in SG&A expenses was partially due to increases in employee-related costs of $3.5 million due to increased headcount and annual compensation increases, partially offset by lower incentive compensation accruals. Travel and meeting expense also increased SG&A by $3.0 million due to the reduction in travel restrictions, as discussed above in the section for the three months ended February 28, 2023. In addition, professional services fees increased $1.7 million in support of our strategic initiatives in the Americas and EMEA segments, also discussed above in the section for the three months ended February 28, 2023. Sales commissions increased $0.5 million primarily due to higher sales in the Americas segment. Other miscellaneous expenses also increased $0.5 million from period to period. These increases to SG&A expenses were partially offset by changes in foreign currency exchange rates from period to period resulting in a decrease of $4.2 million in SG&A expenses.

We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.2 million and $1.3 million for the three months ended February 28, 2023 and 2022, respectively, and $2.5 million and $2.6 million for the six months ended February 28, 2023 and 2022, respectively. Our research and development team engages in consumer research, product development, current product improvements and testing activities. This team leverages its development capabilities by collaborating with a network of outside resources including our current and prospective third-party contract manufacturers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion (“A&P”) Expenses

	Three Months Ended February 28,				Six Months Ended February 28,
			Change from Prior Year				Change from Prior Year
(in thousands)	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
A&P expenses	$5,985	$5,596	$389	7%	$11,324	$11,220	$104	1%
% of net sales	4.6%	4.3%			4.4%	4.2%

A&P Expenses – Three Months Ended – February 28, 2023 Compared to February 28, 2022

The increase in A&P expenses was primarily due to a higher level of promotional programs and marketing support in the Americas segment, partially offset by favorable changes in foreign currency exchange currency from period to period of $0.3 million primarily in the EMEA segment.

As a percentage of net sales, A&P expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales was $7.1 million and $6.4 million for the three months ended February 28, 2023 and 2022, respectively. Therefore, our total investment in A&P activities totaled $13.1 million and $12.0 million for the three months ended February 28, 2023 and 2022, respectively.

A&P Expenses – Six Months Ended – February 28, 2023 Compared to February 28, 2022

A&P expenses remained relatively constant from period to period. Increases in A&P expenses, primarily due to a higher level of promotional programs and marketing support in the Americas segment, were mostly offset by favorable changes in foreign currency exchange currency from period to period of $0.8 million primarily in the EMEA segment.

Total promotional costs recorded as a reduction to sales was $13.6 million and $13.3 million for the six months ended February 28, 2023 and 2022, respectively. Therefore, our total investment in A&P activities totaled $24.9 million and $24.5 million for the six months ended February 28, 2023 and 2022, respectively.

Income from Operations by Segment

The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended February 28,				Six Months Ended February 28,
			Change from Prior Year				Change from Prior Year
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Americas	$13,712	$11,217	$2,495	22%	$26,484	$23,234	$3,250	14%
EMEA	10,383	13,715	(3,332)	(24)%	16,666	27,928	(11,262)	(40)%
Asia-Pacific	7,023	7,925	(902)	(11)%	16,640	15,227	1,413	9%
Unallocated corporate	(8,965)	(8,114)	(851)	(10)%	(18,958)	(17,586)	(1,372)	(8)%
Total	$22,153	$24,743	$(2,590)	(10)%	$40,832	$48,803	$(7,971)	(16)%

Americas

Americas Operating Income – Three Months Ended – February 28, 2023 Compared to February 28, 2022

Income from operations for the Americas increased to $13.7 million, up $2.5 million, or 22%, due to an $8.4 million increase in sales and a higher gross margin, partially offset by higher operating expenses. Gross margin for the Americas segment increased from 46.7% to 48.1% primarily due to the favorable impact of price increases over the last twelve months, offset by increases in the costs of petroleum-based specialty chemicals, aerosol cans and filling fees at our third-party manufacturers due to inflationary impacts. The increase in operating expenses from period to period was primarily due to higher employee-related costs due to increased headcount, as well as higher A&P expenses. Operating income as a percentage of net sales increased from 20.6% to 21.8% period over period.

Americas Operating Income – Six Months Ended – February 28, 2023 Compared to February 28, 2022

Income from operations for the Americas increased to $26.5 million, up $3.3 million, or 14%, due to a $10.1 million increase in sales and a higher gross margin, partially offset by higher operating expenses. Gross margin for the Americas segment increased from 47.7% to 49.4% primarily due to the favorable impact of price increases over the last twelve months, offset by increases in the costs of petroleum-based specialty chemicals, aerosol cans and filling fees at our third-party manufacturers due to inflationary impacts. The increase in operating expenses from period to period was primarily due to higher employee-related costs as a result of increased headcount, as well as increases to travel and meeting expense and A&P expenses. Operating income as a percentage of net sales increased from 21.0% to 21.9% period over period.

EMEA

EMEA Operating Income – Three Months Ended – February 28, 2023 Compared to February 28, 2022

Income from operations for the EMEA segment decreased to $10.4 million, down $3.3 million, or 24%, primarily due to a $7.3 million decrease in sales, partially offset by a higher gross margin and a slight decrease in operating expenses. Gross margin for the EMEA segment increased from 52.0% to 52.3% primarily due to the favorable impact of price increases over the last twelve months, partially offset by the increased costs of aerosol cans and petroleum-based specialty chemicals. Operating expenses decreased $0.3 million primarily due to lower A&P expenses, lower accrued incentive compensation and lower freight costs as a result of lower sales volumes. These favorable impacts to operating expenses were significantly offset by increased headcount and salaries, as well as higher travel and meeting expense. Operating income as a percentage of net sales decreased from 25.4% to 22.2% period over period.

EMEA Operating Income – Six Months Ended – February 28, 2023 Compared to February 28, 2022

Income from operations for the EMEA segment decreased to $16.7 million, down $11.3 million, or 40%, primarily due to a $24.0 million decrease in sales and lower gross margin, which were slightly offset by a decrease in operating expenses. Gross margin for the EMEA segment decreased from 51.8% to 51.5% primarily due to the combined unfavorable impacts of increased costs of aerosol cans and petroleum-based specialty chemicals. In addition, gross margin was also unfavorably impacted by increases in discounts provided to our customers. These unfavorable impacts to gross margin were significantly offset by price increases that were implemented over the last twelve months. Operating expenses decreased $1.4 million primarily due to lower A&P expenses and lower accrued incentive compensation, as well as lower freight costs as a result of lower sales volumes. These favorable impacts to operating expenses were partially offset by higher travel and meeting expense, as well as increased headcount and salaries. Operating income as a percentage of net sales decreased from 25.0% to 19.0% period over period.

Asia-Pacific

Asia-Pacific Operating Income – Three Months Ended – February 28, 2023 Compared to February 28, 2022

Income from operations for the Asia-Pacific segment decreased to $7.0 million, down $0.9 million, or 11%, primarily due to a $0.9 million decrease in sales and a lower gross margin. Gross margin for the Asia-Pacific segment decreased from 55.9% to 55.3% primarily due to the unfavorable impacts of increases to the cost of petroleum-based specialty chemicals and aerosol cans. These unfavorable impacts to gross margin were significantly offset by price increases that were implemented during the last twelve months. Operating income as a percentage of net sales decreased from 37.0% to 34.3% period over period.

Asia-Pacific Operating Income – Six Months Ended – February 28, 2023 Compared to February 28, 2022

Income from operations for the Asia-Pacific segment increased to $16.6 million, up $1.4 million, or 9%, primarily due to a $4.3 million increase in sales, partially offset by a lower gross margin and an increase in operating expenses. Gross margin for the Asia-Pacific segment decreased from 55.2% to 54.8% primarily due to the unfavorable impacts of increases to the cost of petroleum-based specialty chemicals and aerosol cans. These unfavorable impacts to gross margin were significantly offset by price increases that were implemented during the last twelve months. Operating expenses increased $0.8 million from period to period primarily due to higher A&P expenses, higher freight costs due to an increase in sales volumes and increased travel and meeting expenses. Operating income as a percentage of net sales decreased from 36.0% to 35.7% period over period.

Non-Operating Items

The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended February 28,			Six Months Ended February 28,
	2023	2022	Change	2023	2022	Change
Interest income	$51	$21	$30	$95	$46	$49
Interest expense	$1,502	$613	$889	$2,671	$1,233	$1,438
Other income (expense), net	$165	$252	$(87)	$315	$(77)	$392
Provision for income taxes	$4,341	$4,895	$(554)	$8,048	$9,476	$(1,428)

Interest Income

Interest income was not significant during the three and six months ended February 28, 2023 and 2022.

Interest Expense

Interest expense increased $0.9 million and $1.4 million for the three and six months ended February 28, 2023, respectively, compared to the corresponding periods of the prior fiscal year primarily due to higher interest rates and higher aggregate outstanding balances on our revolving credit agreement from period over period.

Other Income (Expense), Net

Other income (expense), net remained relatively constant for the three months ended February 28, 2023 compared to the corresponding period of the prior fiscal year. Other income (expense), net changed by $0.4 million for the six months ended February 28, 2023 compared to the corresponding period of the prior fiscal year primarily due to fluctuations in the foreign currency exchange rates for both the U.S. Dollar and the Euro against the Pound Sterling.

Provision for Income Taxes

The provision for income taxes was 20.8% and 20.1% of income before income taxes for the three months ended February 28, 2023 and 2022, respectively. The increase in the effective tax rate was primarily due to higher tax rates in certain foreign jurisdictions from period to period, as well as higher interest expense related to existing uncertain tax positions. The unfavorable impacts to the effective tax rate was partially offset by a decrease in the portion of performance-based compensation that is non-deductible from period to period.

The provision for income taxes was 20.9% and 19.9% of income before income taxes for the six months ended February 28, 2023 and 2022, respectively. The increase in the effective income tax rate from period to period was primarily due to tax shortfalls from the settlements of stock-based equity awards, partially offset by a one-time tax-deductible charitable donation. We recorded tax shortfalls related to settlements of stock-based equity awards of $0.7 million during the first six months of fiscal year 2023 compared to $0.2 million in tax benefits related to these types of settlements in the first six months of fiscal year 2022, resulting in a 2.4% unfavorable impact on our effective tax rate from period to period. Partially offsetting this unfavorable impact was a one-time tax benefit associated with our donation of our former corporate headquarters building to a local San Diego community foundation that occurred in the first quarter of fiscal year 2023, resulting in a 1.9% favorable impact on our effective tax rate. The building, net of its tax basis, is estimated to result in a charitable donation of $3.5 million and an approximate tax benefit of $0.7 million.

Net Income

Net income was $16.5 million, or $1.21 per common share on a fully diluted basis, for the three months ended February 28, 2023 compared to $19.5 million, a decrease of 15%, or $1.41 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates from period to period had an unfavorable impact of $0.9 million on consolidated net income for the second quarter of fiscal year 2023. Thus, on a constant currency basis, net income would have decreased $2.0 million, or 10%, from period to period.

Net income was $30.5 million, or $2.23 per common share on a fully diluted basis, for the six months ended February 28, 2023 compared to $38.1 million, a decrease of 20%, or $2.75 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates from period to period had an unfavorable impact of $2.2 million on consolidated net income for the six months ended February 28, 2023. Thus, on a constant currency basis, net income would have decreased $5.3 million, or 14%, from period to period.

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

The following table summarizes the results of these performance measures:

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Gross margin – GAAP	51%	50%	51%	51%
Cost of doing business as a percentage
of net sales – non-GAAP	33%	30%	34%	31%
EBITDA as a percentage of net sales – non-GAAP (1)	19%	21%	18%	20%

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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Total operating expenses – GAAP	$43,925	$40,775	$89,501	$85,185
Amortization of definite-lived intangible assets	(250)	(360)	(503)	(723)
Depreciation (in operating departments)	(1,034)	(1,112)	(1,999)	(2,210)
Cost of doing business	$42,641	$39,303	$86,999	$82,252
Net sales	$130,193	$129,986	$255,086	$264,732
Cost of doing business as a percentage
of net sales – non-GAAP	33%	30%	34%	31%

EBITDA (in thousands, except percentages)

	Three Months Ended February 28,		Six Months Ended February 28,
	2023	2022	2023	2022
Net income – GAAP	$16,526	$19,508	$30,523	$38,063
Provision for income taxes	4,341	4,895	8,048	9,476
Interest income	(51)	(21)	(95)	(46)
Interest expense	1,502	613	2,671	1,233
Amortization of definite-lived intangible assets	250	360	503	723
Depreciation	1,718	1,736	3,361	3,359
EBITDA	$24,286	$27,091	$45,011	$52,808
Net sales	$130,193	$129,986	$255,086	$264,732
EBITDA as a percentage of net sales – non-GAAP	19%	21%	18%	20%

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

We have historically held a balance of outstanding draws on our line of credit in either U.S. Dollars in the Americas segment, or in Euros and Pounds Sterling in the EMEA segment. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. We have the ability to refinance any draws under the line of credit with successive short-term borrowings through the September 30, 2025 maturity date of the Credit Agreement. Outstanding draws for which we have both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of February 28, 2023, $41.1 million of the outstanding balance under our line of credit resides in the EMEA segment and is denominated in Euros and Pounds Sterling and is classified as long-term, whereas $46.7 million is denominated in U.S. Dollars and is classified as short-term. In the United States, we held $68.0 million in fixed rate long-term borrowings as of February 28, 2023, consisting of senior notes under our Note Agreement. We paid $0.4 million in principal payments on our Series A Notes during the first half of fiscal year 2023. There were no other letters of credit outstanding or restrictions on the amount available on our line of credit or notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three and a half to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 7 – Debt for additional information on these financial covenants. At February 28, 2023, we were in compliance with all material debt covenants. We continue to monitor our compliance with all debt covenants and, at the present time, we believe that the likelihood of being unable to satisfy all material covenants is remote. At February 28, 2023, we had a total of $38.0 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.

We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund short-term and long-term operating requirements, capital expenditures, dividend payments, acquisitions, new business development activities and share repurchases. On October 12, 2021, our Board of Directors approved a new share repurchase plan. Under the plan, which became effective on November 1, 2021, we are authorized to acquire up to $75.0 million of our outstanding shares through August 31, 2023, of which $40.2 million remains available for the repurchase of shares of common stock as of February 28, 2023.

Cash Flows

The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended February 28,
	2023	2022	Change
Net cash provided by operating activities	$20,947	$4,083	$16,864
Net cash used in investing activities	(3,281)	(3,571)	290
Net cash used in financing activities	(20,294)	(42,267)	21,973
Effect of exchange rate changes on cash and cash equivalents	2,777	(884)	3,661
Net increase (decrease) in cash and cash equivalents	$149	$(42,639)	$42,788

Operating Activities

Net cash provided by operating activities increased $16.9 million to $20.9 million for the six months ended February 28, 2023. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the six months ended February 28, 2023 was net income of $30.5 million, which decreased approximately $7.5 million from period to period.

Changes in our working capital, which increased net cash provided by operating activities, were primarily attributable to a lower increase in inventory during the first half of fiscal year 2023 compared to the corresponding period of the prior fiscal year which represents a decrease in the use of cash. In the prior fiscal year, we took deliberate actions to increase inventory levels of certain raw materials, components and finished goods due to challenges within supply chain and increased lead times required by suppliers. This building of our inventory continued throughout fiscal year 2022 into the first quarter of fiscal year 2023 and we have experienced increases in the capacity and flexibility of our supply chain as a direct result of these actions. Although our inventory levels remain at balances that are higher than historical levels, inventory decreased during the three months ended February 28, 2023. In addition, net cash provided by operating activities increased due to lower earned incentive payouts in the first half of fiscal year 2023 compared to the corresponding period of the prior fiscal year. These changes were partially offset by decreases in accounts payable and accrued liabilities balances during the first half of the fiscal year compared to the corresponding period of the prior fiscal year.

Investing Activities

Net cash used in investing activities decreased $0.3 million to $3.3 million for the six months ended February 28, 2023, primarily due to a lower level of manufacturing-related capital expenditures within the United States and the United Kingdom from period to period.

Financing Activities

Net cash used in financing activities decreased $22.0 million to $20.3 million for the six months ended February 28, 2023. This change was primarily due to decreases in treasury stock purchases of $12.5 million from period to period. Additionally, cash used in financing activities decreased due to higher proceeds provided by our line of credit agreement of $7.1 million. Decreases in shares withheld to cover taxes on conversion of equity rewards also reduced cash used in financing activities by $3.7 million, as a result of lower settlements of stock-based equity awards from period to period. Offsetting these decreases in cash outflows from period to period were increases in dividends paid to our stockholders of $1.3 million.

Effect of Exchange Rate Changes

All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary, which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was an increase in cash of $2.8 million for the six months ended February 28, 2023 as compared to a decrease in cash of $0.9 million for the six months ended February 28, 2022. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Pound Sterling against the U.S. Dollar.

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

In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of February 28, 2023, no such commitments were outstanding.

Share Repurchase Plan

The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 8 — Share Repurchase Plan, included in this report.

Dividends

On March 21, 2023, the Company’s Board declared a cash dividend of $0.83 per share payable on April 28, 2023 to stockholders of record on April 14, 2023.

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

There have been no material changes in our critical accounting policies and estimates from those disclosed in Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, which was filed with the SEC on October 24, 2022.

Recently Issued Accounting Standards

There have been no recently issued accounting standards that will have a material impact on our consolidated financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is incorporated by reference to Part II—Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, which was filed with the SEC on October 24, 2022.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2023, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

There were no changes in our internal control over financial reporting during the three months ended February 28, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 12, 2021, the Company’s Board of Directors approved a new share repurchase plan. Under the plan, which became effective on November 1, 2021, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2023. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from December 1, 2022 through February 28, 2023, the Company repurchased 9,250 shares at a total cost of $1.6 million under this $75.0 million plan.

The following table provides information with respect to all purchases made by the Company during the three months ended February 28, 2023. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between December 1, 2022 and January 10, 2023 and between February 14, 2023 and February 28, 2023 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

			Total Shares Purchased	Max $ Value of Shares
			as Part of Publicly	That May Yet Be
	Total # of Shares	Average Price Paid	Announced Plans	Purchased Under the
	Purchased	Per Share	& Programs	Plans & Programs
Period
December 1 – December 31	3,250	$165.85	3,250	$41,233,453
January 1 – January 31	3,750	$170.00	3,750	$40,595,836
February 1 – February 28	2,250	$174.33	2,250	$40,203,477
	9,250	$169.60	9,250

Item 6. Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 21, 2020, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed August 16, 2018, Exhibit 3.1 thereto.

10(a)	Form of Change in Control Severance Agreement between WD-40 Company and Executive Officers, incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2023, Exhibit 10(a) thereto.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from WD-40 Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: April 6, 2023	By:	/s/ STEVEN A. BRASS
Steven A. Brass President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ SARA K. HYZER
Sara K. Hyzer Vice President, Finance and Chief Financial Officer

	By:	/s/ RAE ANN PARTLO
Rae Ann Partlo Vice President, Corporate Controller and Principal Accounting Officer