Form 10-Q
period 2023-05-31
WD 40 CO
filed 2023-07-10
CIK 105132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 3, 2023 was 13,562,846.

WD-40 COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended May 31, 2023

PART 1 — FINANCIAL INFORMATION
Item 1.    Financial Statements
WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	May 31, 2023	August 31, 2022
Assets
Current assets:
Cash and cash equivalents	$38,403	$37,843
Trade and other accounts receivable, net	100,556	89,930
Inventories	95,326	104,101
Other current assets	15,575	17,766
Total current assets	249,860	249,640
Property and equipment, net	66,636	65,977
Goodwill	95,410	95,180
Other intangible assets, net	4,898	5,588
Operating lease right-of-use assets	7,981	7,559
Deferred tax assets, net	647	679
Other assets	12,618	9,672
Total assets	$438,050	$434,295

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,780	$32,852
Accrued liabilities	27,142	27,161
Accrued payroll and related expenses	13,217	11,583
Short-term borrowings	27,256	39,173
Income taxes payable	914	51
Total current liabilities	95,309	110,820
Long-term borrowings	108,893	107,139
Deferred tax liabilities, net	10,531	10,528
Long-term operating lease liabilities	6,200	5,999
Other long-term liabilities	11,290	11,185
Total liabilities	232,223	245,671

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 19,896,477 and 19,888,807 shares issued at May 31, 2023 and August 31, 2022, respectively; and 13,568,346 and 13,602,346 shares outstanding at May 31, 2023 and August 31, 2022, respectively	20	20
Additional paid-in capital	171,166	165,973
Retained earnings	472,221	456,076
Accumulated other comprehensive loss	(32,910)	(36,209)
Common stock held in treasury, at cost — 6,328,131 and 6,286,461 shares at May 31, 2023 and August 31, 2022, respectively	(404,670)	(397,236)
Total stockholders’ equity	205,827	188,624
Total liabilities and stockholders’ equity	$438,050	$434,295
See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022

Net sales	$141,717	$123,667	$396,803	$388,399
Cost of products sold	69,955	64,682	194,708	195,426
Gross profit	71,762	58,985	202,095	192,973

Operating expenses:
Selling, general and administrative	38,195	33,621	115,869	106,863
Advertising and sales promotion	7,660	6,022	18,984	17,242
Amortization of definite-lived intangible assets	250	358	753	1,081
Total operating expenses	46,105	40,001	135,606	125,186

Income from operations	25,657	18,984	66,489	67,787

Other income (expense):
Interest income	69	27	164	73
Interest expense	(1,597)	(669)	(4,268)	(1,902)
Other income (expense), net	243	(42)	558	(119)
Income before income taxes	24,372	18,300	62,943	65,839
Provision for income taxes	5,477	3,820	13,525	13,296
Net income	$18,895	$14,480	$49,418	$52,543

Earnings per common share:
Basic	$1.39	$1.07	$3.62	$3.83
Diluted	$1.38	$1.07	$3.62	$3.82

Shares used in per share calculations:
Basic	13,573	13,656	13,582	13,683
Diluted	13,600	13,680	13,606	13,712
See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022

Net income	$18,895	$14,480	$49,418	$52,543
Other comprehensive income (loss):
Foreign currency translation adjustment	1,955	(4,146)	3,299	(5,412)
Total comprehensive income	$20,850	$10,334	$52,717	$47,131
See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount				Shares	Amount
Balance at August 31, 2022	19,888,807	$20	$165,973	$456,076	$(36,209)	6,286,461	$(397,236)	$188,624
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	7,670	-	(600)					(600)
Stock-based compensation			2,719					2,719
Cash dividends ($0.78 per share)				(10,634)				(10,634)
Repurchases of common stock						22,420	(4,072)	(4,072)
Foreign currency translation adjustment					1,336			1,336
Net income				13,997				13,997
Balance at November 30, 2022	19,896,477	$20	$168,092	$459,439	$(34,873)	6,308,881	$(401,308)	$191,370
Stock-based compensation			2,261					2,261
Cash dividends ($0.83 per share)				(11,324)				(11,324)
Repurchases of common stock						9,250	(1,569)	(1,569)
Foreign currency translation adjustment					8			8
Net income				16,526				16,526
Balance at February 28, 2023	19,896,477	$20	$170,353	$464,641	$(34,865)	6,318,131	$(402,877)	$197,272
Stock-based compensation			813					813
Cash dividends ($0.83 per share)				(11,315)				(11,315)
Repurchases of common stock						10,000	(1,793)	(1,793)
Foreign currency translation adjustment					1,955			1,955
Net income				18,895				18,895
Balance at May 31, 2023	19,896,477	$20	$171,166	$472,221	$(32,910)	6,328,131	$(404,670)	$205,827
See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount				Shares	Amount
Balance at August 31, 2021	19,856,865	$20	$163,737	$430,735	$(26,030)	6,147,899	$(368,080)	$200,382
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	30,072	-	(4,246)					(4,246)
Stock-based compensation			2,891					2,891
Cash dividends ($0.72 per share)				(9,905)				(9,905)
Repurchases of common stock						32,000	(7,386)	(7,386)
Foreign currency translation adjustment					(1,893)			(1,893)
Net income				18,555				18,555
Balance at November 30, 2021	19,886,937	$20	$162,382	$439,385	$(27,923)	6,179,899	$(375,466)	$198,398
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	579	-	(75)					(75)
Stock-based compensation			1,885					1,885
Cash dividends ($0.78 per share)				(10,714)				(10,714)
Repurchases of common stock						46,637	(10,779)	(10,779)
Foreign currency translation adjustment					627			627
Net income				19,508				19,508
Balance at February 28, 2022	19,887,516	$20	$164,192	$448,179	$(27,296)	6,226,536	$(386,245)	$198,850
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	61	-	(8)					(8)
Stock-based compensation			975					975
Cash dividends ($0.78 per share)				(10,697)				(10,697)
Repurchases of common stock						23,200	(4,225)	(4,225)
Foreign currency translation adjustment					(4,146)			(4,146)
Net income				14,480				14,480
Balance at May 31, 2022	19,887,577	$20	$165,159	$451,962	$(31,442)	6,249,736	$(390,470)	$195,229
See accompanying notes to condensed consolidated financial statements.

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended May 31,
	2023	2022
Operating activities:
Net income	$49,418	$52,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,939	6,140
Net losses (gains) on sales and disposals of property and equipment	20	(162)
Deferred income taxes	(376)	165
Stock-based compensation	5,793	5,751
Unrealized foreign currency exchange (gains) losses	(1,780)	261
Provision for credit losses	18	115
Write-off of inventories	693	456
Changes in assets and liabilities:
Trade and other accounts receivable	(9,015)	(6,932)
Inventories	9,826	(42,767)
Other assets	(326)	(5,213)
Operating lease assets and liabilities, net	55	(2)
Accounts payable and accrued liabilities	(7,086)	9,899
Accrued payroll and related expenses	1,470	(12,085)
Other long-term liabilities and income taxes payable	944	(513)
Net cash provided by operating activities	55,593	7,656

Investing activities:
Purchases of property and equipment	(4,650)	(7,115)
Proceeds from sales of property and equipment	437	377
Net cash used in investing activities	(4,213)	(6,738)

Financing activities:
Treasury stock purchases	(7,434)	(22,390)
Dividends paid	(33,273)	(31,316)
Repayments of long-term senior notes	(800)	(800)
Net (repayments) proceeds from revolving credit facility	(11,917)	15,576
Shares withheld to cover taxes upon conversions of equity awards	(600)	(4,329)
Net cash used in financing activities	(54,024)	(43,259)
Effect of exchange rate changes on cash and cash equivalents	3,204	(2,821)
Net increase (decrease) in cash and cash equivalents	560	(45,162)
Cash and cash equivalents at beginning of period	37,843	85,961
Cash and cash equivalents at end of period	$38,403	$40,799

Supplemental disclosure of noncash investing activities: Accrued capital expenditures	$813	$1,018
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
Note 2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Consolidation
The unaudited condensed consolidated financial statements included herein have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2022 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
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
Global economic conditions have been adversely impacted and financial markets have experienced significant volatility in recent years. Although the Company’s estimates consider current conditions, the inputs into certain of the Company’s significant and critical accounting estimates include judgments and assumptions about the economic implications of factors that have been subject to such volatility and how management expects them to change in the future, as appropriate. It is reasonably possible that actual results experienced may differ materially from the Company’s estimates in future periods, which could materially affect its results of operations and financial condition.
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
Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized in other income (expense), net in the Company’s condensed consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the condensed consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s condensed consolidated balance sheets. At May 31, 2023, the Company had a notional amount of $7.6 million outstanding in foreign currency forward contracts, which matured on June 29, 2023. Unrealized net gains and losses related to foreign currency forward contracts were not significant at May 31, 2023 and August 31, 2022. Realized net gains and losses related to foreign currency forward contracts were not significant for the three and nine months ended May 31, 2023 and 2022. Both unrealized and realized net gains and losses are recorded in other income (expense), net on the Company’s condensed consolidated statements of operations.
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
Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company has no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, except for foreign currency forward contracts, into which the Company enters from time to time, and are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents and short-term borrowings are recorded at cost, which approximates their fair values, primarily due to their short-term nature. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $61.1 million as of May 31, 2023, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to their carrying value of $67.6 million. During the nine months ended May 31, 2023, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.
Note 3.    Inventories
Inventories are stated at the lower of cost or net realizable value and cost is determined based on a first-in, first-out method or, for a portion of raw materials inventory, the average cost method.
Inventories consisted of the following (in thousands):

	May 31, 2023	August 31, 2022
Product held at third-party contract manufacturers	$6,100	$7,915
Raw materials and components	16,908	13,952
Work-in-process	635	881
Finished goods	71,683	81,353
Total	$95,326	$104,101

Note 4.    Property and Equipment and Capitalized Cloud-Based Software Implementation Costs
Property and equipment, net, consisted of the following (in thousands):

	May 31, 2023	August 31, 2022
Machinery, equipment and vehicles	$47,763	$44,533
Buildings and improvements	27,231	27,958
Computer and office equipment	6,403	5,757
Internal-use software	10,415	9,591
Furniture and fixtures	2,995	2,669
Capital in progress	9,440	10,135
Land	4,196	4,240
Subtotal	108,443	104,883
Less: accumulated depreciation and amortization	(41,807)	(38,906)
Total	$66,636	$65,977
As of May 31, 2023 and August 31, 2022, the Company’s condensed consolidated balance sheets included $10.1 million and $6.5 million, respectively, of capitalized cloud-based implementation costs recorded as other assets within the Company’s condensed consolidated balance sheets. These balances primarily consist of capitalized costs related to the new cloud-based enterprise resource planning system which the Company is in the process of implementing. Accumulated amortization associated with cloud-based implementation costs were $0.7 million and $0.5 million as of May 31, 2023 and August 31, 2022, respectively. Amortization expense associated with these assets was not significant for the three and nine months ended May 31, 2023 and 2022.
Note 5.    Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2022	$85,402	$8,569	$1,209	$95,180
Translation adjustments	24	206	-	230
Balance as of May 31, 2023	$85,426	$8,775	$1,209	$95,410
There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill as of May 31, 2023. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.
Definite-lived Intangible Assets
The Company’s definite-lived intangible assets, which include the Spot Shot, Carpet Fresh, 1001, EZ REACH and GT85 trade names, are included in other intangible assets, net in the Company’s condensed consolidated balance sheets.
The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	May 31, 2023	August 31, 2022
Gross carrying amount	$35,670	$35,166
Accumulated amortization	(30,772)	(29,578)
Net carrying amount	$4,898	$5,588

There has been no impairment charge for the nine months ended May 31, 2023 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.
Changes in the carrying amounts of definite-lived intangible assets by segment for the nine months ended May 31, 2023 are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2022	$4,437	$1,151	$-	$5,588
Amortization expense	(610)	(143)	-	(753)
Translation adjustments	-	63	-	63
Balance as of May 31, 2023	$3,827	$1,071	$-	$4,898
The estimated amortization expense for the Company’s definite-lived intangible assets is not significant in any future individual fiscal year.
Note 6.    Accrued and Other Liabilities
Accrued liabilities consisted of the following (in thousands):

	May 31, 2023	August 31, 2022
Accrued advertising and sales promotion expenses	$14,021	$13,563
Accrued professional services fees	1,984	1,979
Accrued sales taxes and other taxes	3,065	995
Deferred revenue	2,581	4,988
Short-term operating lease liability	1,960	1,703
Other	3,531	3,933
Total	$27,142	$27,161
Accrued payroll and related expenses consisted of the following (in thousands):

	May 31, 2023	August 31, 2022
Accrued incentive compensation	$4,076	$2,524
Accrued payroll	4,914	4,001
Accrued profit sharing	2,403	2,758
Accrued payroll taxes	1,291	1,779
Other	533	521
Total	$13,217	$11,583
Note 7.    Debt
As of May 31, 2023, the Company held borrowings under two separate agreements as detailed below.
Note Purchase and Private Shelf Agreement
The Company holds borrowings under its Note Purchase and Private Shelf Agreement, as amended (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”). As of May 31, 2023, the Company had outstanding balances on its series A, B and C notes issued under this Note Agreement.

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
Short-term and long-term borrowings under the Company’s Credit Agreement and Note Agreement consisted of the following (in thousands):

	Issuance	Maturities	May 31, 2023	August 31, 2022

Credit Agreement – revolving credit facility (1)	Various	9/30/2025	$68,549	$77,912

Note Agreement
Series A Notes – 3.39% fixed rate(2)	11/15/2017	2023-2032	15,600	16,400
Series B Notes – 2.50% fixed rate(3)	9/30/2020	11/15/2027	26,000	26,000
Series C Notes – 2.69% fixed rate(3)	9/30/2020	11/15/2030	26,000	26,000
Total borrowings			136,149	146,312
Short-term portion of borrowings			(27,256)	(39,173)
Total long-term borrowings			$108,893	$107,139
(1)The Company can refinance any draw under the line of credit with successive short-term borrowings through the maturity date. Outstanding draws for which management has the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of May 31, 2023, $42.1 million on this facility is classified as long-term and is denominated in Euros and Pounds Sterling, whereas $26.4 million is classified as short-term and is denominated entirely in U.S. Dollars. Euro and Pound Sterling denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.
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
As of May 31, 2023, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.
Note 8.    Share Repurchase Plan
On October 12, 2021, the Company’s Board of Directors (“Board”) approved a share repurchase plan (the “2021 Repurchase Plan”). Under the 2021 Repurchase Plan, which became effective on November 1, 2021, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2023. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from November 1, 2021 through May 31, 2023, the Company repurchased 180,232 shares at an average price of $203.02 per share, for a total cost of $36.6 million under this $75.0 million plan. During the nine months ended May 31, 2023, the Company repurchased 41,670 shares at an average price of $178.41 per share, for a total cost of $7.4 million under this $75.0 million plan.
Note 9.    Earnings per Common Share
The table below reconciles net income to net income available to common stockholders (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Net income	$18,895	$14,480	$49,418	$52,543
Less: Net income allocated to participating securities	(82)	(56)	(207)	(193)
Net income available to common stockholders	$18,813	$14,424	$49,211	$52,350
The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Weighted-average common shares outstanding, basic	13,573	13,656	13,582	13,683
Weighted-average dilutive securities	27	24	24	29
Weighted-average common shares outstanding, diluted	13,600	13,680	13,606	13,712
For the three months ended May 31, 2023, there were no anti-dilutive stock-based equity awards outstanding. For the nine months ended May 31, 2023, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 6,068 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. For the three and nine months ended May 31, 2022, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 11,607 and 8,677, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

Note 10.    Revenue Recognition
Disaggregation of Revenue
The following table presents our revenues by segment and major source (in thousands):

	Three Months Ended May 31, 2023				Nine Months Ended May 31, 2023
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Maintenance products	$67,435	$49,721	$16,169	$133,325	$180,132	$132,801	$58,808	$371,741
HCCP (1)	3,695	2,803	1,894	8,392	11,902	7,304	5,856	25,062
Total net sales	$71,130	$52,524	$18,063	$141,717	$192,034	$140,105	$64,664	$396,803

	Three Months Ended May 31, 2022				Nine Months Ended May 31, 2022
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Maintenance products	$57,778	$47,289	$10,427	$115,494	$160,171	$154,825	$48,429	$363,425
HCCP (1)	3,675	2,161	2,337	8,173	12,067	6,243	6,664	24,974
Total net sales	$61,453	$49,450	$12,764	$123,667	$172,238	$161,068	$55,093	$388,399
(1)Homecare and cleaning products (“HCCP”)
Contract Balances
Contract liabilities consist of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $2.6 million and $5.0 million as of May 31, 2023 and August 31, 2022, respectively. All of the $5.0 million that was included in contract liabilities as of August 31, 2022 was recognized to revenue during the nine months ended May 31, 2023. These contract liabilities are recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. Contract assets are recorded if the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. The Company did not have any contract assets as of May 31, 2023 and August 31, 2022. The Company has an unconditional right to payment for its trade and other accounts receivable on the Company’s condensed consolidated balance sheets. These receivables are presented net of an allowance for doubtful accounts, which was insignificant as of May 31, 2023 and August 31, 2022.
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
In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of May 31, 2023, no such commitments were outstanding.

Litigation
From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. As of May 31, 2023, there were no unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss. As to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.
Indemnifications
As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of May 31, 2023.
From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of May 31, 2023.
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
The provision for income taxes was 22.5% and 20.9% of income before income taxes for the three months ended May 31, 2023 and 2022, respectively. The rate increase of 1.6% in the effective tax rate was primarily due to higher tax rates in certain foreign jurisdictions.
The provision for income taxes was 21.5% and 20.2% of income before income taxes for the nine months ended May 31, 2023 and 2022, respectively. The rate increase of 1.3% in the effective income tax rate from period to period was primarily due to tax shortfalls from the settlements of stock-based equity awards, resulting in a 1.5% unfavorable impact on the Company’s effective tax rate from period to period. In addition, higher tax rates in certain foreign jurisdictions resulted in a 1.3% unfavorable impact on the Company’s effective tax rate. These unfavorable impacts to the effective tax rate were partially offset by a one-time tax-deductible charitable donation of its former corporate headquarters building to a local San Diego community foundation that occurred in the first quarter of fiscal year 2023, resulting in a 1.2% favorable impact on the Company’s effective tax rate from period to period.
The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2018 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2019 are no longer subject to examination. The Company is currently under audit in various state jurisdictions for fiscal years 2018 through 2022. Estimated unrecognized tax benefits related to income tax positions affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months were not significant. Audit outcomes and the timing of settlements are subject to significant uncertainty.

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
Summary information about reportable segments is as follows (in thousands):

For the Three Months Ended	Americas	EMEA	Asia-Pacific	Unallocated Corporate (1)	Total
May 31, 2023
Net sales	$71,130	$52,524	$18,063	$-	$141,717
Income from operations	$16,906	$11,966	$5,312	$(8,527)	$25,657
Depreciation and amortization expense	$911	$1,035	$53	$76	$2,075
Interest income	$-	$40	$29	$-	$69
Interest expense	$1,079	$516	$2	$-	$1,597

May 31, 2022
Net sales	$61,453	$49,450	$12,764	$-	$123,667
Income from operations	$13,360	$10,146	$3,101	$(7,623)	$18,984
Depreciation and amortization expense	$1,077	$780	$70	$131	$2,058
Interest income	$-	$-	$27	$-	$27
Interest expense	$518	$151	$—	$-	$669

For the Nine Months Ended
May 31, 2023
Net sales	$192,034	$140,105	$64,664	$-	$396,803
Income from operations	$43,390	$28,632	$21,952	$(27,485)	$66,489
Depreciation and amortization expense	$2,658	$2,905	$149	$227	$5,939
Interest income	$4	$75	$85	$-	$164
Interest expense	$3,056	$1,208	$4	$-	$4,268

May 31, 2022
Net sales	$172,238	$161,068	$55,093	$-	$388,399
Income from operations	$36,594	$38,074	$18,328	$(25,209)	$67,787
Depreciation and amortization expense	$3,289	$2,377	$214	$260	$6,140
Interest income	$-	$-	$73	$-	$73
Interest expense	$1,502	$397	$3	$-	$1,902
(1)These expenses are reported separately from the Company’s identified segments and are included in Selling, General and Administrative expenses on the Company’s condensed consolidated statements of operations.
The Company’s Chief Operating Decision Maker does not review assets by segment as part of the financial information provided, and therefore, no asset information is provided in the above table.

Note 14.    Subsequent Events
Dividend Declaration
On June 20, 2023, the Company’s Board declared a cash dividend of $0.83 per share payable on July 31, 2023 to stockholders of record on July 14, 2023.
Share Repurchase Plan

On June 19, 2023, the Company’s Board approved a new share repurchase plan (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, which will become effective on September 1, 2023, the Company is authorized to acquire up to $50.0 million of its outstanding shares through August 31, 2025. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto.

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
These forward-looking statements include, but are not limited to, discussions about future financial and operating results, including: growth expectations for maintenance products; expected levels of promotional and advertising spending; anticipated input costs for manufacturing and the costs associated with distribution of our products; plans for and success of product innovation, the impact of new product introductions on the growth of sales; anticipated results from product line extension sales; expected tax rates and the impact of tax legislation and regulatory action; changes in the political conditions or relations between the United States and other nations; the impacts from inflationary trends and supply chain constraints; changes in interest rates; and forecasted foreign currency exchange rates and commodity prices. We undertake no obligation to revise or update any forward-looking statements.
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
Highlights
The following summarizes the financial and operational highlights for our business during the nine months ended May 31, 2023:
•Consolidated net sales increased $8.4 million, or 2%, compared to the corresponding period of the prior fiscal year. Increases in the average selling price of our products positively impacted net sales by approximately $71.5 million from period to period, primarily due to sales price increases implemented across all segments over the last twelve months. These favorable impacts were partially offset by decreases in sales volume, which unfavorably impacted net sales by approximately $44.2 million from period to period. Changes to net sales attributable to volumes and average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period. In addition, changes in foreign currency exchange rates from period to period had an unfavorable impact of $18.9 million on consolidated net sales for the first nine months of fiscal year 2023. On a constant currency basis, net sales would have increased by $27.3 million, or 7%, from period to period. This unfavorable impact from changes in foreign currency exchange rates mainly came from our EMEA segment, which accounted for 36% of our consolidated sales for the nine months ended May 31, 2023.
•Gross profit as a percentage of net sales increased to 50.9% compared to 49.7% for the corresponding period of the prior fiscal year primarily due to the positive impacts of price increases implemented over the last twelve months, offset by ongoing global supply chain challenges, including the increased cost of raw materials, and changes in consumer behavior as a result of inflation. These ongoing challenges have resulted in increased inflation rates globally. See the Impact of Global Supply Chain Constraints and Inflation on Our Business section which follows for details, including actions the Company continues to take in response to these challenges.
•Consolidated net income decreased $3.1 million, or 6%, compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates from period to period had an unfavorable impact of $2.8 million on consolidated net income for the first half of fiscal year 2023. Thus, on a constant currency basis, net income would have decreased $0.3 million, or 1%, from period to period.
•Diluted earnings per common share were $3.62 versus $3.82 in the prior fiscal year period.
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
Significant Developments
Impact of Global Supply Chain Constraints and Inflation on Our Business
Our financial results and operations continue to be impacted by certain ongoing macroeconomic factors that have been affecting global economies, the rate of inflation, supply chains, distribution networks and consumer behavior around the world.

For example, global supply chain issues have resulted in increased raw material costs and other input costs, higher competition for freight resources, and labor constraints within manufacturing and distribution networks. This inflationary environment started to negatively impact our gross margin and financial results in fiscal year 2021 and these trends have continued to increase our cost of goods sold since that time. In response to these global supply chain issues, we implemented various initiatives. These initiatives included improvements within our existing third-party manufacturer network, as well as identifying and onboarding new third-party manufacturers, particularly in the Americas and EMEA segments. As a result of these initiatives, we experienced increases in the capacity and flexibility of our supply chain and have also been able to reduce our inventory levels since they peaked during the first quarter of fiscal year 2023. Although it is not possible to estimate the costs or impacts associated with potential future supply chain disruptions or the inflationary environment that continues to impact our raw material costs, we believe that the changes we continue to implement will have a positive impact on our ability to better manage any future disruptions.
To offset the unfavorable impact of increased costs to our gross margin, price increases have been implemented across all of our markets and geographies in fiscal year 2022 and in the first nine months of fiscal year 2023. Although we are seeing the favorable impacts of these price increases, sales volumes are often impacted unfavorably in the short term as customers and end users adjust to increased sales prices. The severity and duration of these conditions and their effects on our supply chain, changes in end-user demand and the current inflationary environment remain uncertain and it is not possible to estimate the extent to which these conditions will impact our financial results and operations in future periods.
See our risk factors disclosed in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, which was filed with the SEC on October 24, 2022 for further information on these risks.
The Impact of Russian Military Action in Ukraine
On February 24, 2022, Russian forces launched significant military action against Ukraine, which has resulted in conflict and disruption in the region. In response to this action taken by Russia, the U.S. and other countries imposed various economic sanctions against Russia and this event has continued to impact global economies, particularly in Europe. It is uncertain when conditions will improve or whether additional governmental sanctions will be enacted in future periods. It is not possible to predict the direct and indirect impacts of this evolving situation and its effect on global economies in future periods. We suspended selling our products to markets in Russia and Belarus beginning in March 2022, which had and continues to have an unfavorable impact on our business. In addition, we were temporarily unable to sell our products in Ukraine due to the disruption in the country, but sales to Ukraine resumed in the first quarter of fiscal year 2023. Prior to the suspension of sales in Russia and Belarus, our net sales to these two regions were approximately 3% to 4% of consolidated net sales, the majority of which is related to Russia. We do not have facilities, third-party manufacturing partners, employees or inventory located in these affected regions. Additionally, the only activities we conducted in these regions prior to the suspension of sales were through local marketing distributors. Write-offs of previously existing accounts receivable from those marketing distributors affected by the crisis have not been significant to date and are not expected to become significant in future periods.
As a result of this conflict, commodity markets remain subject to heightened levels of uncertainty, especially as they relate to the price of crude oil, which increased significantly in the immediate aftermath of the sanctions against Russia. Increases in crude oil prices unfavorably impact the cost of our products, as well as the cost of the transportation and distribution of our products. The length and severity of the recent volatility in the price of crude oil are highly unpredictable and may impact our cost of goods sold for as long as these conditions exist.

Results of Operations
Three and Nine Months Ended May 31, 2023 Compared to Three and Nine Months Ended May 31, 2022
Operating Items
The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2023	2022	Change from Prior Year		2023	2022	Change from Prior Year
			Dollars	Percent			Dollars	Percent
Net sales:
Maintenance products	$133,325	$115,494	$17,831	15%	$371,741	$363,425	$8,316	2%
HCCP (1)	8,392	8,173	219	3%	25,062	24,974	88	—%
Total net sales	141,717	123,667	18,050	15%	396,803	388,399	8,404	2%
Cost of products sold	69,955	64,682	5,273	8%	194,708	195,426	(718)	—%
Gross profit	71,762	58,985	12,777	22%	202,095	192,973	9,122	5%
Operating expenses	46,105	40,001	6,104	15%	135,606	125,186	10,420	8%
Income from operations	$25,657	$18,984	$6,673	35%	$66,489	$67,787	$(1,298)	(2)%
Net income	$18,895	$14,480	$4,415	30%	$49,418	$52,543	$(3,125)	(6)%
EPS – diluted	$1.38	$1.07	$0.31	29%	$3.62	$3.82	$(0.20)	(5)%
Shares used in diluted EPS	13,600	13,680	(80)	(1)%	13,606	13,712	(106)	(1)%
(1)Homecare and cleaning products (“HCCP”)
Net Sales by Segment
The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2023	2022	Change from Prior Year		2023	2022	Change from Prior Year
			Dollars	Percent			Dollars	Percent
Americas	$71,130	$61,453	$9,677	16%	$192,034	$172,238	$19,796	11%
EMEA	52,524	49,450	3,074	6%	140,105	161,068	(20,963)	(13)%
Asia-Pacific	18,063	12,764	5,299	42%	64,664	55,093	9,571	17%
Total	$141,717	$123,667	$18,050	15%	$396,803	$388,399	$8,404	2%

Americas Sales
The following table summarizes net sales by product line for the Americas segment, which includes the U.S., Canada and Latin America (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2023	2022	Change from Prior Year		2023	2022	Change from Prior Year
			Dollars	Percent			Dollars	Percent
Maintenance products	$67,435	$57,778	$9,657	17%	$180,132	$160,171	$19,961	12%
HCCP	3,695	3,675	20	1%	11,902	12,067	(165)	(1)%
Total	$71,130	$61,453	$9,677	16%	$192,034	$172,238	$19,796	11%
% of consolidated net sales	50%	50%			48%	44%
CC Net sales – non-GAAP (1)	$70,956	$61,453	$9,503	15%	$191,842	$172,238	$19,604	11%
Currency impact on current period – non-GAAP	$174				$192
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
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Americas segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Third Quarter	Year to Date

Increase in average selling price(1)	$13.6	$12.0	$11.0	$36.6
Decrease in sales volume(1)	(11.7)	(3.8)	(1.5)	(17.0)
Currency impact on current period – non-GAAP	(0.2)	0.2	0.2	0.2
Increase in net sales	$1.7	$8.4	$9.7	$19.8
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Americas Sales – Three Months Ended – May 31, 2023 Compared to May 31, 2022
Net sales of maintenance products in the Americas segment increased due to the following (by region):
•United States (“U.S.”) sales increased $9.0 million, or 21%. WD-40 Multi-Use Product sales increased by $6.8 million, or 20%, primarily due to price increases, which was partially offset by slightly lower demand which resulted in decreased sales volume. 3-IN-ONE products are sourced at certain third-party manufacturers that were impacted significantly by global supply chain constraints in the prior period. However, adjustments we have made in our supply chain to increase the production capacity of our maintenance products, including 3-IN-ONE, improved the availability of these products from period to period. 3-IN-ONE product sales increased by $1.4 million, or 77%, primarily due to these improvements that resulted in increased sales volume, as well as price increases from period to period. WD-40 Specialist sales increased by $0.8 million, or 13%, primarily due to price increases implemented during the last twelve months. Sales volumes for WD-40 Specialist were relatively constant from period to period.
•Latin America sales increased $1.7 million, or 18%, primarily due to marketing distributors purchasing a higher level of our product in advance of a price increase that went into effect in June 2023, which increased purchases from these customers from period to period. Sales in our direct market in Mexico also increased as a result of price increases, as well as the favorable impact of changes in foreign currency exchange rates. These favorable impacts in our direct market in Mexico were partially offset by decreased sales volumes due to significant purchase activity by customers in February 2023 in anticipation of the price increases implemented in March 2023, which lowered sales volumes in the third quarter of fiscal year 2023.
•Canada sales decreased $1.1 million, or 23%, primarily due to lower sales volume. In the third quarter of the prior fiscal year, we experienced a higher level of demand in the industrial channel of Western Canada as a result of increased activity levels of end-users in the oil industry due to market conditions within the industry at that time. Demand in the industrial channel of Western Canada was significantly lower in the third quarter of fiscal year 2023. These unfavorable impacts were partially offset by price increases implemented during the last twelve months.
Net sales of homecare and cleaning products in the Americas remained relatively constant primarily due to the following:
•The unfavorable impact of lower demand for certain brands was more than offset by price increases and the improvement in the capacity and flexibility of our supply chain from period to period.
•While each of our homecare and cleaning products have continued to generate positive cash flows, we have generally experienced flat or slightly decreased sales for many of these products in recent periods.
For the three months ended May 31, 2023, 77% of sales came from the U.S., and 23% of sales came from Canada and Latin America combined compared to the distribution for the three months ended May 31, 2022 when 75% of sales came from the U.S., and 25% of sales came from Canada and Latin America.
Americas Sales – Nine Months Ended – May 31, 2023 Compared to May 31, 2022
Net sales of maintenance products in the Americas segment increased due to the following (by region):
•U.S. sales increased $22.6 million, or 20%. WD-40 Multi-Use Product sales increased by $14.7 million, or 15%, primarily due to price increases, as well as our improved supply chain capacity. WD-40 Specialist and 3-IN-ONE products are sourced at certain third-party manufacturers that were impacted significantly by global supply chain constraints in the prior period, particularly in the first half of fiscal year 2022. However, adjustments we have made in our supply chain to increase the production capacity of our most significant products, including WD-40 Specialist and 3-IN-ONE, improved the availability of these products from period to period. WD-40 Specialist and 3-IN-ONE sales increased by $4.4 million, or 28%, and $3.5 million, or 73%, respectively, primarily due to these improvements that resulted in increased sales volume, as well as price increases implemented during the last twelve months.
•Latin America sales decreased $2.1 million, or 6%, primarily due to weaker economic conditions in many countries within this region, as well as the timing of marketing distributor orders from period to period. Sales were unfavorably impacted due to marketing distributors purchasing a higher level of our product in advance of a price increase that went into effect in late fiscal year 2022 for some regions in Latin America. Conversely, marketing distributor sales in the first half of the prior fiscal year 2022 were favorably impacted due to significant purchase activity in advance of an earlier price increase that went into effect in November 2021. These unfavorable impacts were partially offset by higher sales in our direct market in Mexico, primarily due to favorable impacts of changes in foreign currency exchange rates and price increases from period to period, partially offset by lower sales volumes as a result of lower demand.
•Canada sales decreased $0.5 million, or 4%, due to unfavorable changes in foreign currency exchange rates and weaker economic conditions that resulted in lower levels of demand and decreased sales volume, particularly during the third quarter of fiscal year 2023, as a result of factors discussed above in the section for the three months ended May 31, 2023. These unfavorable impacts were partially offset by price increases from period to period.
Net sales of homecare and cleaning products in the Americas remained relatively constant as a result of lower demand that resulted in decreased sales volumes, which was almost entirely offset by price increases implemented over the last twelve months.
For the nine months ended May 31, 2023, 77% of sales came from the U.S., and 23% of sales came from Canada and Latin America combined compared to the distribution for the nine months ended May 31, 2022 when 73% of sales came from the U.S., and 27% of sales came from Canada and Latin America.

EMEA Sales
The following table summarizes net sales by product line for the EMEA segment, which includes Europe, the Middle East, Africa and India (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2023	2022	Change from Prior Year		2023	2022	Change from Prior Year
			Dollars	Percent			Dollars	Percent
Maintenance products	$49,721	$47,289	$2,432	5%	$132,801	$154,825	$(22,024)	(14)%
HCCP	2,803	2,161	642	30%	7,304	6,243	1,061	17%
Total	$52,524	$49,450	$3,074	6%	$140,105	$161,068	$(20,963)	(13)%
% of consolidated net sales	37%	40%			36%	42%
CC Net sales – non-GAAP (1)	$55,794	$49,450	$6,344	13%	$156,244	$161,068	$(4,824)	(3)%
Currency impact on current period – non-GAAP	$(3,270)				$(16,139)
(1)Current fiscal year constant currency net sales translated at the foreign currency exchange rates in effect for the corresponding period of the prior fiscal year, compared to prior period actual net sales.
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the EMEA segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Third Quarter	Year to Date

Increase in average selling price(1)	$9.5	$11.1	$9.7	$30.3
Decrease in sales volume(1) – Russian markets	(5.0)	(3.3)	-	(8.3)
Decrease in sales volume(1) – All other markets	(13.2)	(10.2)	(3.5)	(26.9)
Currency impact on current period – non-GAAP	(8.0)	(4.9)	(3.2)	(16.1)
(Decrease) increase in net sales	$(16.7)	$(7.3)	$3.0	$(21.0)
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
EMEA Sales – Three Months Ended – May 31, 2023 Compared to May 31, 2022
Net sales increased in the EMEA segment primarily due to the following (by market and region):
Direct Markets – EMEA (68% of net sales QTD FY2023 vs 71% QTD FY2022)
•Sales in our direct markets increased $0.8 million, or 2%, primarily due to price increases across all direct markets implemented over the last twelve months. The favorable impacts were significantly offset by unfavorable changes in foreign currency exchange rates of $2.3 million as a result of the weakening of the Pound Sterling, the functional currency of our U.K. subsidiary, against the U.S. Dollar.
•In addition, most direct markets experienced sales volume decreases due to reduced demand compared to the prior period, driven by weaker market and economic conditions as well as a lower level of customer orders and promotional programs as customers adjust to the price increases implemented in late fiscal year 2022 and the first half of fiscal year 2023.
Marketing Distributors – EMEA (32% of net sales QTD FY2023 vs 29% QTD FY2022)
•Sales increased $2.3 million, or 16%, in EMEA markets wherein we utilize a marketing distributor model (“distributor markets”), in which products are sold to marketing distributors who in turn sell to wholesalers and retailers.
•Sales in distributor markets increased primarily due to the timing of customer orders as well as price increases implemented over the last twelve months, particularly in India and Turkey, which were up $1.5 million and $0.8 million, respectively.
•Sales in our distributor markets were unfavorably impacted by $1.0 million due to the weakening of the Pound Sterling, the functional currency of our U.K. subsidiary, against the U.S. Dollar. However, this unfavorable impact to sales in distributor markets was partially offset by the favorable impact of certain sales denominated other than in Pound Sterling, which strengthened against the Pound Sterling from period to period.
•The increases in distributor market sales were partially offset by lower sales volumes of maintenance products in most distributor markets and unfavorable changes in sales mix.
EMEA Sales – Nine Months Ended – May 31, 2023 Compared to May 31, 2022
Net sales decreased in the EMEA segment primarily due to the following (by market and region):
Direct Markets – EMEA (71% of net sales YTD FY2023 vs 66% YTD FY2022)
•Sales in our direct markets decreased $7.6 million, or 7%. Changes in foreign currency exchange rates unfavorably impacted net sales by $11.5 million as a result of the weakening of the Pound Sterling, the functional currency of our U.K. subsidiary, against the U.S. Dollar.
•In addition, decreases in sales volume in most direct markets and unfavorable changes in sales mix in the U.K. unfavorably impacted sales period to period. In most direct markets, these volume decreases were due to reduced demand compared to the prior period, due to the same factors discussed above in the section for the three months ended May 31, 2023.
•The unfavorable impacts were partially offset by price increases across all direct markets.
Marketing Distributors – EMEA (29% of net sales YTD FY2023 vs 34% YTD FY2022)
•Distributor market sales decreased $13.4 million, or 25%, in EMEA.
•Sales in Russia decreased $8.3 million from period to period due to the ongoing effects of the Russian military action in Ukraine. See The Impact of Russian Military Action in Ukraine described in the “Significant Developments” section above for further information regarding the suspension of our sales to Russian markets.
•In addition, sales in our distributor markets were unfavorably impacted by $4.6 million due to the weakening of the Pound Sterling, the functional currency of our U.K. subsidiary, against the U.S. Dollar. However, this unfavorable impact to sales in distributor markets was partially offset by the favorable impact of certain sales denominated other than in Pound Sterling, which strengthened against the Pound Sterling from period to period.
•Sales in distributor markets also decreased due to lower sales volumes of maintenance products in most distributor markets, particularly Poland, Kuwait and India, which were down $1.4 million, $0.9 million and $0.8 million, respectively.
•The decreases in distributor market sales were partially offset by price increases implemented over the last twelve months and favorable changes in sales mix.

Asia-Pacific Sales
The following table summarizes net sales by product line for the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
			Change from Prior Year				Change from Prior Year
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Maintenance products	$16,169	$10,427	$5,742	55%	$58,808	$48,429	$10,379	21%
HCCP	1,894	2,337	(443)	(19)%	5,856	6,664	(808)	(12)%
Total	$18,063	$12,764	$5,299	42%	$64,664	$55,093	$9,571	17%
% of consolidated net sales	13%	10%			16%	14%
CC Net sales – non-GAAP (1)	$18,880	$12,764	$6,116	48%	$67,630	$55,093	$12,537	23%
Currency impact on current period – non-GAAP	$(817)				$(2,966)
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
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Asia-Pacific segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Third Quarter	Year to Date

Increase in average selling price(1)	$3.1	$0.9	$0.6	$4.6
Increase (decrease) in sales volume(1)	3.5	(1.0)	5.5	8.0
Currency impact on current period – non-GAAP	(1.4)	(0.8)	(0.8)	(3.0)
Increase (decrease) in net sales	$5.2	$(0.9)	$5.3	$9.6
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Asia-Pacific Sales – Three Months Ended – May 31, 2023 Compared to May 31, 2022
Net sales in the Asia-Pacific segment increased primarily due to the following (by market and region):
•Asia distributor markets sales increased $4.8 million, or 151%, as a result of supply chain disruptions caused by the COVID-19 pandemic during the third quarter of the prior fiscal year. Products for our Asia distributor markets are sourced from a third-party manufacturer located in Shanghai, China. In late March 2022, Shanghai instituted severe lockdown measures as a result of a surge in COVID-19 cases in the country. This lockdown remained in effect for the remainder of the third quarter and resulted in our third-party packager and logistics partners in Shanghai being severely restricted from manufacturing or distributing products for our Asia distributor market in April and May of 2022. All regions in these markets registered higher net sales from period to period, as no such disruptions were in place during the third quarter of fiscal year 2023. In addition, sales were positively impacted by sales price increases from period to period.
•China sales increased $1.3 million, or 39%, also due to the lockdown in Shanghai during the comparative period that severely limited the production of our products by our third-party manufacturer located in the region from late March 2022 through the end of the third quarter of fiscal year 2022. In addition, sales were favorably impacted by sales price increases from period to period. These favorable impacts were partially offset by unfavorable changes in foreign currency exchange rates. On a constant currency basis, sales in China would have increased $1.7 million, or 50%.
•Australia sales decreased $0.9 million, or 14%, primarily due to a decrease in sales volume of homecare and cleaning products and WD-40 Multi-Use Product driven by weaker market and economic conditions, as well as unfavorable changes in foreign currency exchange rates. On a constant currency basis, sales in Australia would have decreased $0.4 million, or 6%. These unfavorable impacts were partially offset by the favorable impact of price increases implemented over the last twelve months.
Asia-Pacific Sales – Nine Months Ended – May 31, 2023 Compared to May 31, 2022
Net sales in the Asia-Pacific segment increased primarily due to the following (by market and region):
•Asia distributor markets sales increased $7.6 million, or 34%, primarily due to higher sales in the third quarter of 2023 due to the absence of COVID-19 lockdown measures as discussed above in the section for the three months ended May 31, 2023. In addition, sales increased as a result of successful promotional programs and customers that purchased product in advance of price increases implemented in the first half of fiscal year 2023, all of which resulted in increased demand and higher sales volumes in most countries in the region early in fiscal year 2023. Sales were also favorably impacted by price increases implemented over the last twelve months.
•China sales increased $2.5 million, or 16%, due to the success of promotional programs in the first half of fiscal year 2023 and price increases over the last twelve months. Sales were also favorably impacted by the timing of shipments related to customer orders placed in late fiscal year 2022 resulting from a successful promotional program in that fiscal year; certain products related to these orders were not shipped until early fiscal year 2023. In addition, sales were favorably impacted by the easing of COVID-19 lockdown measures as discussed above in the section for the three months ended May 31, 2023. These favorable impacts were partially offset by unfavorable changes in foreign currency exchange rates. On a constant currency basis, sales in China would have increased $4.2 million, or 26%.
•Australia sales decreased $0.5 million, or 3% primarily due to the unfavorable impact of changes in foreign currency exchange rates and lower sales volumes, primarily due to lower demand of homecare and cleaning products in the region. On a constant currency basis, sales in Australia would have increased $0.8 million, or 5% due to the favorable impact of price increases.
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
•In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The strengthening or weakening of the Euro and U.S. Dollar against the Pound Sterling may result in foreign currency related changes to the gross margin percentage in the EMEA segment from period to period; and
•Our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.7 million for each of the three months ended May 31, 2023 and 2022, and $13.1 million and $14.2 million for the nine months ended May 31, 2023 and 2022, respectively.

•For further information pertaining to recent trends and economic conditions affecting gross margin, please see the section titled “Significant Developments”.
The following table summarizes gross margin and gross profit (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2023	2022	Change from Prior Year		2023	2022	Change from Prior Year
Gross profit	$71,762	$58,985	$12,777		$202,095	$192,973	$9,122
Gross margin	50.6%	47.7%	290	bps (1)	50.9%	49.7%	120	bps (1)
(1)Basis points (“bps”) change in gross margin.
Gross Margin – Three Months Ended – May 31, 2023 Compared to May 31, 2022
Gross margin increased 290 bps primarily due to the following favorable impacts, significantly offset by unfavorable impacts:

Favorable/(Unfavorable)	Explanations
740 bps	Sales price increases implemented in all three segments at varying times during the last twelve months.
210 bps	Decreases in miscellaneous other input costs.
60 bps	Changes in foreign currency exchange rates in the EMEA segment.
(300) bps	Higher costs of aerosol cans.
(300) bps	Higher costs of specialty chemicals used in the formulation of our products.
(100) bps	Higher filling fees paid to our third-party contract manufacturers, primarily in the Americas segment.
Gross Margin – Nine Months Ended – May 31, 2023 Compared to May 31, 2022
Gross margin increased 120 bps primarily due to the following favorable impacts, significantly offset by unfavorable impacts:

Favorable/(Unfavorable)	Explanations
830 bps	Sales price increases implemented in all three segments at varying times during the last twelve months.
80 bps	Changes in foreign currency exchange rates in the EMEA segment.
(360) bps	Higher costs of aerosol cans.
(360) bps	Higher costs of specialty chemicals used in the formulation of our products.
(100) bps	Higher filling fees paid to our third-party contract manufacturers, primarily in the Americas segment.
Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended February 28,				Nine Months Ended May 31,
	2023	2022	Change from Prior Year		2023	2022	Change from Prior Year
(in thousands)			Dollars	Percent			Dollars	Percent
SG&A expenses	$38,195	$33,621	$4,574	14%	$115,869	$106,863	$9,006	8%
% of net sales	27.0%	27.2%			29.2%	27.5%
SG&A Expenses – Three Months Ended – May 31, 2023 Compared to May 31, 2022
The increase in SG&A expenses was primarily due to increases in employee-related costs of $3.4 million due to higher incentive compensation accruals, increased headcount and annual compensation increases. In addition, professional services fees increased $1.4 million in support of our strategic initiatives in the Americas and EMEA segments, including the ongoing implementation of our new information system and increased cloud-based software usage and license fees. In addition, travel and meeting expense increased SG&A expense by $0.7 million due to the reduction in travel restrictions related to COVID-19 from period to period, resulting in a higher level of travel and meetings by employees. These increases to SG&A expenses were partially offset by changes in foreign currency exchange rates, which reduced SG&A expenses by $1.0 million from period to period.
SG&A Expenses – Nine Months Ended – May 31, 2023 Compared to May 31, 2022
The increase in SG&A expenses was primarily due to increases in employee-related costs of $6.9 million due to increased headcount and annual compensation increases, as well as higher incentive compensation accruals. Travel and meeting expense also increased SG&A by $3.7 million due to the reduction in travel restrictions, as discussed above in the section for the three months ended May 31, 2023. In addition, professional services fees increased $3.1 million in support of our strategic initiatives in the Americas and EMEA segments, also discussed above in the section for the three months ended May 31, 2023. Other miscellaneous expenses increased $0.6 million. In addition, sales commissions increased $0.4 million primarily due to higher sales in the Americas segment. These increases to SG&A expenses were partially offset by changes in foreign currency exchange rates, which reduced SG&A expenses by $5.2 million from period to period. In addition, freight expense decreased $0.5 million from period to period.
We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs were $1.6 million and $1.4 million for the three months ended May 31, 2023 and 2022, respectively, and $4.1 million and $4.0 million for the nine months ended May 31, 2023 and 2022, respectively. Our research and development team engages in consumer research, product development, current product improvements and testing activities. This team leverages its development capabilities by collaborating with a network of outside resources including our current and prospective third-party contract manufacturers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.
Advertising and Sales Promotion (“A&P”) Expenses

	Three Months Ended May 31,				Nine Months Ended May 31,
			Change from Prior Year				Change from Prior Year
(in thousands)	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
A&P expenses	$7,660	$6,022	$1,638	27%	$18,984	$17,242	$1,742	10%
% of net sales	5.4%	4.9%			4.8%	4.4%
A&P Expenses – Three Months Ended – May 31, 2023 Compared to May 31, 2022
The increase in A&P expenses was primarily due to a higher level of promotional programs and marketing support in the Americas and Asia-Pacific segments. Changes in foreign currency exchange rates did not have a significant impact on A&P expenses from period to period.
As a percentage of net sales, A&P expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales were $7.9 million and $7.5 million for the three months ended May 31, 2023 and 2022, respectively. Therefore, our total investment in A&P activities was $15.6 million and $13.5 million for the three months ended May 31, 2023 and 2022, respectively.
A&P Expenses – Nine Months Ended – May 31, 2023 Compared to May 31, 2022
The increase in A&P expenses was primarily due to a higher level of promotional programs and marketing support in the Americas segment. This increase was partially offset by favorable changes in foreign currency exchange rates of $1.0 million, primarily in the EMEA segment.
Total promotional costs recorded as a reduction to sales were $21.5 million and $20.8 million for the nine months ended May 31, 2023 and 2022, respectively. Therefore, our total investment in A&P activities was $40.5 million and $38.0 million for the nine months ended May 31, 2023 and 2022, respectively.

Income from Operations by Segment
The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2023	2022	Change from Prior Year		2023	2022	Change from Prior Year
			Dollars	Percent			Dollars	Percent
Americas	$16,906	$13,360	$3,546	27%	$43,390	$36,594	$6,796	19%
EMEA	11,966	10,146	1,820	18%	28,632	38,074	(9,442)	(25)%
Asia-Pacific	5,312	3,101	2,211	71%	21,952	18,328	3,624	20%
Unallocated corporate	(8,527)	(7,623)	(904)	(12)%	(27,485)	(25,209)	(2,276)	(9)%
Total	$25,657	$18,984	$6,673	35%	$66,489	$67,787	$(1,298)	(2)%
Americas
Americas Operating Income – Three Months Ended – May 31, 2023 Compared to May 31, 2022
Income from operations for the Americas increased to $16.9 million, up $3.5 million, or 27%, due to a $9.7 million increase in sales and a higher gross margin, partially offset by higher operating expenses. Gross margin for the Americas segment increased from 45.8% to 48.2% primarily due to the favorable impact of price increases over the last twelve months and decreases to miscellaneous other input costs, offset by increases in the costs of petroleum-based specialty chemicals, aerosol cans and filling fees at our third-party manufacturers due to inflationary impacts. Operating expenses increased $2.6 million primarily due to higher accrued incentive compensation and higher A&P expenses, as well as higher employee-related costs primarily due to increased headcount. Operating income as a percentage of net sales increased from 21.7% to 23.8% period over period.
Americas Operating Income – Nine Months Ended – May 31, 2023 Compared to May 31, 2022
Income from operations for the Americas increased to $43.4 million, up $6.8 million, or 19%, due to a $19.8 million increase in sales and a higher gross margin, partially offset by higher operating expenses. Gross margin for the Americas segment increased from 47.0% to 48.9% primarily due to the favorable impact of price increases implemented during the last twelve months, offset by increases in the costs of petroleum-based specialty chemicals, aerosol cans and filling fees at our third-party manufacturers due to inflationary impacts. Operating expenses increased $6.1 million due to higher employee-related costs as a result of increased headcount and higher accrued incentive compensation. In addition, operating expenses increased due to a higher level of travel and meeting expense and A&P expenses. Operating income as a percentage of net sales increased from 21.2% to 22.6% period over period.
EMEA
EMEA Operating Income – Three Months Ended – May 31, 2023 Compared to May 31, 2022
Income from operations for the EMEA segment increased to $12.0 million, up $1.8 million, or 18%, primarily due to a $3.1 million increase in sales and a higher gross margin, partially offset by higher operating expenses. Gross margin for the EMEA segment increased from 49.0% to 52.0% primarily due to the favorable impact of price increases over the last twelve months and decreases to miscellaneous other input costs, partially offset by the increased costs of aerosol cans and petroleum-based specialty chemicals. Operating expenses increased $1.3 million primarily due higher employee-related costs as a result of higher accrued incentive compensation and increased headcount, as well as increased travel and meeting expense. Operating income as a percentage of net sales increased from 20.5% to 22.8% period over period.
EMEA Operating Income – Nine Months Ended – May 31, 2023 Compared to May 31, 2022
Income from operations for the EMEA segment decreased to $28.6 million, down $9.4 million, or 25%, primarily due to a $21.0 million decrease in sales, which was slightly offset by a higher gross margin. Gross margin for the EMEA segment increased from 50.9% to 51.7% primarily due to price increases that were implemented over the last twelve months, significantly offset by the increased costs of aerosol cans and petroleum-based specialty chemicals. In addition, gross margin was also unfavorably impacted by increases in discounts provided to our customers. Operating expenses remained relatively constant as higher travel and meeting expense and higher employee-related costs were almost completely offset by lower level of A&P freight expenses. Operating income as a percentage of net sales decreased from 23.6% to 20.4% period over period.
Asia-Pacific
Asia-Pacific Operating Income – Three Months Ended – May 31, 2023 Compared to May 31, 2022
Income from operations for the Asia-Pacific segment increased to $5.3 million, up $2.2 million, or 71%, primarily due to a $5.3 million increase in sales and a higher gross margin, partially offset by an increase in operating expenses. Gross margin for the Asia-Pacific segment increased from 51.8% to 56.3% primarily due to the favorable impact of price increases that were implemented during the last twelve months. Operating expenses increased $1.4 million primarily due to higher A&P expenses and higher other miscellaneous expenses. Operating income as a percentage of net sales increased from 24.3% to 29.4% period over period.
Asia-Pacific Operating Income – Nine Months Ended – May 31, 2023 Compared to May 31, 2022
Income from operations for the Asia-Pacific segment increased to $22.0 million, up $3.6 million, or 20%, primarily due to a $9.6 million increase in sales and a higher gross margin, partially offset by an increase in operating expenses. Gross margin for the Asia-Pacific segment increased from 54.4% to 55.2% primarily due to the favorable impact of price increases that were implemented during the last twelve months, partially offset by the increased cost of petroleum-based specialty chemicals. Operating expenses increased $2.1 million from period to period primarily due to higher A&P expenses and higher other miscellaneous expenses, as well as a higher level of travel and meeting expenses. Operating income as a percentage of net sales increased from 33.3% to 33.9% period over period.
Non-Operating Items
The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended May 31,			Nine Months Ended May 31,
	2023	2022	Change	2023	2022	Change
Interest income	$69	$27	$42	$164	$73	$91
Interest expense	$1,597	$669	$928	$4,268	$1,902	$2,366
Other income (expense), net	$243	$(42)	$285	$558	$(119)	$677
Provision for income taxes	$5,477	$3,820	$1,657	$13,525	$13,296	$229
Interest Income
Interest income was not significant during the three and nine months ended May 31, 2023 and 2022.
Interest Expense
Interest expense increased $0.9 million and $2.4 million for the three and nine months ended May 31, 2023, respectively, compared to the corresponding periods of the prior fiscal year primarily due to higher interest rates and higher aggregate outstanding balances on our revolving credit agreement from period over period.
Other Income (Expense), Net
Other income (expense), net was not significant for the three months ended May 31, 2023 and 2022. Other income (expense), net changed by $0.7 million for the nine months ended May 31, 2023 compared to the corresponding period of the prior fiscal year primarily due to fluctuations in the foreign currency exchange rates for both the U.S. Dollar and the Euro against the Pound Sterling.
Provision for Income Taxes
The provision for income taxes was 22.5% and 20.9% of income before income taxes for the three months ended May 31, 2023 and 2022, respectively. The rate increase of 1.6% in the effective tax rate was primarily due to higher tax rates in certain foreign jurisdictions.
The provision for income taxes was 21.5% and 20.2% of income before income taxes for the nine months ended May 31, 2023 and 2022, respectively. The rate increase of 1.3% in the effective income tax rate from period to period was primarily due to tax shortfalls from the settlements of stock-based equity awards, resulting in a 1.5% unfavorable impact on our effective tax rate from period to period. In addition, higher tax rates in certain foreign jurisdictions resulted in a 1.3% unfavorable impact on our effective tax rate. These unfavorable impacts to the effective tax rate were partially offset by a one-time tax-deductible charitable donation of our former corporate headquarters building to a local San Diego community foundation that occurred in the first quarter of fiscal year 2023, resulting in a 1.2% favorable impact on our effective tax rate.
Net Income
Net income was $18.9 million, or $1.38 per common share on a fully diluted basis, for the three months ended May 31, 2023 compared to $14.5 million, an increase of 30%, or $1.07 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates from period to period had an unfavorable impact of $0.6 million on consolidated net income for the third quarter of fiscal year 2023. Thus, on a constant currency basis, net income would have increased $5.0 million, or 35%, from period to period.
Net income was $49.4 million, or $3.62 per common share on a fully diluted basis, for the nine months ended May 31, 2023 compared to $52.5 million, a decrease of 6%, or $3.82 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates from period to period had an unfavorable impact of $2.8 million on consolidated net income for the nine months ended May 31, 2023. Thus, on a constant currency basis, net income would have decreased $0.3 million, or 1%, from period to period.
Performance Measures and Non-GAAP Reconciliations
In managing our business operations and assessing our financial performance, we supplement the information provided by our financial statements with certain non-GAAP performance measures. These performance measures are part of our current 55/30/25 business model, which includes gross margin, cost of doing business, and earnings before interest, income taxes, depreciation and amortization (“EBITDA”), the latter two of which are non-GAAP performance measures. Cost of doing business is defined as total operating expenses less amortization of definite-lived intangible assets, impairment charges related to intangible assets and depreciation in operating departments, and EBITDA is defined as net income before interest, income taxes, depreciation and amortization. We target our gross margin to be at or above 55% of net sales, our cost of doing business to be at 30% of net sales, and our EBITDA to be at or above 25% of net sales. Results for these performance measures may vary from period to period depending on various factors, including economic conditions and our level of investment in activities for the future such as those related to quality assurance, regulatory compliance, and intellectual property protection in order to safeguard our WD-40 brand. Our financial results and operations continue to be impacted by increased global supply chain constraints and an inflationary environment, both of which have significantly lowered our gross margin percentage over the last twelve months and moved us well below our target of 55%. Although we have been implementing strategic sales price increases across all segments at varying times in response to increased costs, it will take time before the full impact of these sales price increases is reflected in our reported results. In addition, it is not possible to determine how long these supply chain and inflationary conditions will exist and if they will worsen or improve over time. Our targets for gross margin and these other performance measures are long-term in nature and we expect to make progress towards achieving them over time. For more detailed information pertaining to recent trends and economic conditions and the actions we are taking to respond to them, please see the section titled “Significant Developments”.
The following table summarizes the results of these performance measures:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Gross margin – GAAP	51%	48%	51%	50%
Cost of doing business as a percentage of net sales – non-GAAP	32%	31%	33%	31%
EBITDA as a percentage of net sales – non-GAAP (1)	20%	17%	18%	19%
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
Cost of Doing Business (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Total operating expenses – GAAP	$46,105	$40,001	$135,606	$125,186
Amortization of definite-lived intangible assets	(250)	(358)	(753)	(1,081)
Depreciation (in operating departments)	(1,052)	(1,108)	(3,051)	(3,318)
Cost of doing business	$44,803	$38,535	$131,802	$120,787
Net sales	$141,717	$123,667	$396,803	$388,399
Cost of doing business as a percentage of net sales – non-GAAP	32%	31%	33%	31%
EBITDA (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2023	2022	2023	2022
Net income – GAAP	$18,895	$14,480	$49,418	$52,543
Provision for income taxes	5,477	3,820	13,525	13,296
Interest income	(69)	(27)	(164)	(73)
Interest expense	1,597	669	4,268	1,902
Amortization of definite-lived intangible assets	250	358	753	1,081
Depreciation	1,825	1,700	5,186	5,059
EBITDA	$27,975	$21,000	$72,986	$73,808
Net sales	$141,717	$123,667	$396,803	$388,399
EBITDA as a percentage of net sales – non-GAAP	20%	17%	18%	19%
Liquidity and Capital Resources
Overview
Our financial condition and liquidity remain strong. Although there continues to be uncertainty related to adverse global economic conditions, volatility in financial markets, the current inflationary environment and their impacts on our future results, we believe our efficient business model positions us to manage our business through such situations. We continue to manage all aspects of our business including, but not limited to, monitoring our liquidity, the financial health of our customers, suppliers and other third-party relationships, implementing gross margin enhancement strategies and developing new opportunities for growth.
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
We have historically held a balance of outstanding draws on our line of credit in either U.S. Dollars in the Americas segment, or in Euros and Pounds Sterling in the EMEA segment. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. We have the ability to refinance any draws under the line of credit with successive short-term borrowings through the September 30, 2025 maturity date of the Credit Agreement. Outstanding draws for which we have both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of May 31, 2023,

$42.1 million of the outstanding balance under our line of credit resides in the EMEA segment and is denominated in Euros and Pounds Sterling and is classified as long-term, whereas $26.4 million is denominated in U.S. Dollars and is classified as short-term. In the United States, we held $67.6 million in fixed rate long-term borrowings as of May 31, 2023, consisting of senior notes under our Note Agreement. We paid $0.8 million in principal payments on our Series A Notes during the first nine months of fiscal year 2023. There were no other letters of credit outstanding or restrictions on the amount available on our line of credit or notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three and a half to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 7 – Debt for additional information on these financial covenants. At May 31, 2023, we were in compliance with all material debt covenants. We continue to monitor our compliance with all debt covenants and, at the present time, we believe that the likelihood of being unable to satisfy all material covenants is remote. At May 31, 2023, we had a total of $38.4 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.
We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund short-term and long-term operating requirements, capital expenditures, dividend payments, acquisitions, new business development activities and share repurchases. On October 12, 2021, our Board of Directors (“Board”) approved a share repurchase plan (the “2021 Repurchase Plan”). Under the 2021 Repurchase Plan, which became effective on November 1, 2021, we are authorized to acquire up to $75.0 million of our outstanding shares through August 31, 2023, of which $38.4 million remains available for the repurchase of shares of common stock as of May 31, 2023. On June 19, 2023, our Board approved a share repurchase plan (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, which will become effective on September 1, 2023, we are authorized to acquire up to $50.0 million of our outstanding shares through August 31, 2025.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended May 31,
	2023	2022	Change
Net cash provided by operating activities	$55,593	$7,656	$47,937
Net cash used in investing activities	(4,213)	(6,738)	2,525
Net cash used in financing activities	(54,024)	(43,259)	(10,765)
Effect of exchange rate changes on cash and cash equivalents	3,204	(2,821)	6,025
Net increase (decrease) in cash and cash equivalents	$560	$(45,162)	$45,722
Operating Activities
Net cash provided by operating activities increased $47.9 million to $55.6 million for the nine months ended May 31, 2023. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the nine months ended May 31, 2023 was net income of $49.4 million, which decreased approximately $3.1 million from period to period.
Changes in our working capital, which increased net cash provided by operating activities, were primarily attributable to a decrease in inventory during the first nine months of fiscal year 2023 compared to a significant increase in inventory in the corresponding period of the prior fiscal year, which resulted in a $52.6 million favorable impact period over period to our cash provided by operating activities. In the prior fiscal year, we took deliberate actions to increase inventory levels of certain raw materials, components and finished goods due to challenges within supply chain and increased lead times required by suppliers. This building of our inventory continued throughout fiscal year 2022 into the first quarter of fiscal year 2023 and we have experienced increases in the capacity and flexibility of our supply chain as a direct result of these actions. Although our inventory levels remain at balances that are higher than historical levels, inventory has decreased since the first quarter of 2023 through the period ending May 31, 2023. These changes were partially offset by increases in accounts payable and accrued liabilities balances during the first nine months of the fiscal year compared to decreases in these balances in the corresponding period of the prior fiscal year. In addition, net cash provided by operating activities increased due to lower earned incentive payouts in the first nine months of fiscal year 2023 compared to the corresponding period of the prior fiscal year.

Investing Activities
Net cash used in investing activities decreased $2.5 million to $4.2 million for the nine months ended May 31, 2023, primarily due to a lower level of manufacturing-related capital expenditures within the U.S. and the U.K. from period to period.
Financing Activities
Net cash used in financing activities increased $10.8 million to $54.0 million for the nine months ended May 31, 2023. This change was primarily due to net repayments on our revolving credit facility of $11.9 million during the first nine months of the fiscal year, compared to net proceeds of $15.6 million in the corresponding period of the prior fiscal year. Increases in dividends paid to our stockholders also increased cash used in financing activities by $2.0 million. Offsetting these increases in cash outflows from period to period was a decrease in treasury stock purchases of $15.0 million, as well as a decrease of $3.7 million in shares withheld to cover taxes on conversion of equity rewards.
Effect of Exchange Rate Changes
All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary, which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was an increase in cash of $3.2 million for the nine months ended May 31, 2023 as compared to a decrease in cash of $2.8 million for the nine months ended May 31, 2022. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Pound Sterling against the U.S. Dollar.
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
In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of May 31, 2023, no such commitments were outstanding.
Share Repurchase Plans
The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 8 — Share Repurchase Plan and Note 14 — Subsequent Events, included in this report.
Dividends
On June 20, 2023, the Company’s Board declared a cash dividend of $0.83 per share payable on July 31, 2023 to stockholders of record on July 14, 2023.

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
Item 4.    Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2023, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.
There were no changes in our internal control over financial reporting during the three months ended May 31, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On October 12, 2021, the Company’s Board of Directors approved a share repurchase plan (the “2021 Repurchase Plan”). Under the 2021 Repurchase Plan, which became effective on November 1, 2021, the Company is authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2023. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the period from March 1, 2023 through May 31, 2023, the Company repurchased 10,000 shares at a total cost of $1.8 million under this $75.0 million plan.
The following table provides information with respect to all purchases made by the Company during the three months ended May 31, 2023. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between March 1, 2023 and April 3, 2023 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

	Total # of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plans & Programs	Max $ Value of Shares That May Yet Be Purchased Under the Plans & Programs
Period
March 1 – March 31	5,500	$172.50	5,500	$39,254,703
April 1 – April 30	500	$180.04	500	$39,164,683
May 1 – May 31	4,000	$188.68	4,000	$38,409,977
	10,000	$179.35	10,000

Item 6.    Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 21, 2020, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 23, 2023, Exhibit 3.2 thereto.

10(a)	Form of Change in Control Severance Agreement between WD-40 Company and Executive Officers, incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2023, Exhibit 10(a) thereto.

10(b)	Policy for Recovery of Erroneously Awarded Compensation of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 23, 2023, Exhibit 10.1 thereto.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from WD-40 Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: July 10, 2023	By:	/s/ STEVEN A. BRASS
Steven A. Brass President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ SARA K. HYZER
Sara K. Hyzer Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)