Form 10-K
period 2023-08-31
WD 40 CO
filed 2023-10-23
CIK 105132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
The aggregate market value (closing price) of the voting stock held by non-affiliates of the registrant as of February 28, 2023 was approximately $2,341,691,922.
As of October 16, 2023, there were 13,556,684 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference:
The Proxy Statement for the annual meeting of stockholders on December 12, 2023 is incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

WD-40 COMPANY
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended August 31, 2023

PART I
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements which reflect our current views with respect to future events and financial performance.
These forward-looking statements include, but are not limited to, discussions about future financial and operating results, including: growth expectations for maintenance products; expected levels of promotional and advertising spending; anticipated input costs for manufacturing and the costs associated with distribution of our products; plans for and success of product innovation, the impact of new product introductions on the growth of sales; anticipated results from product line extension sales; expected tax rates and the impact of tax legislation and regulatory action; changes in the political conditions or relations between the United States and other nations, the impacts from inflationary trends and supply chain constraints; changes in interest rates; and forecasted foreign currency exchange rates and commodity prices. We undertake no obligation to revise or update any forward-looking statements. These forward-looking statements are generally identified with words such as “believe,” “expect,” “intend,” “plan,” “project,” “could,” “may,” “aim,” “anticipate,” “target,” “estimate” and similar expressions. We undertake no obligation to revise or update any forward-looking statements.
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
Our sales come from two product groups – maintenance products and homecare and cleaning products. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”) and Australia. We are currently conducting a strategic review regarding the future of our homecare and cleaning products. The principal driver of our sales growth is focused on our maintenance products and making them available in more places, for more people, who will find more uses, more frequently.
Our future is guided by a long-term four-by-four strategic framework tied to our purpose and our values. There are two main elements of our strategic framework.
The first element of our four-by-four strategic framework, which we refer to as our Must-Win Battles, focuses on increasing sales of our maintenance products. Our Must-Win Battles include:
1.growing WD-40 Multi-Use Product sales through geographic expansion;
2.growing sales and gross margin through the premiumization of WD-40 Multi-Use Product;
3.growing the WD-40 Specialist® product line through category leadership; and

4.accelerating our capabilities in building our brand digitally and maximizing our global digital commerce presence.

The second element of our four-by-four strategic framework, which we refer to as our Strategic Enablers, focuses on operational excellence. Our Strategic Enablers include:
1.ensuring a people-first mindset where we can attract, develop and engage outstanding employees;
2.building a sustainable business for the future;
3.achieving operational excellence in supply chain; and
4.driving productivity via enhanced systems.
These make up our four-by-four strategic framework and are where we will continue to focus our time, talent and resources.

We continue to be focused and committed to innovation and renovation of our products. We see innovation and renovation as important factors to the long-term growth of our brands and product lines, and intend to continue to work on future products, product lines, product packaging, and product delivery systems, as well as promotional innovations and renovations to expand our product portfolio to help us grow. We are also focused on expanding our current brands in existing markets with new product development. Our research and development team supports new product development and current product improvement for our brands. Over the years, our research and development team has made an impact on most of our brands through our innovation activities. Key innovations for our products include, but are not limited to, WD-40 EZ-Reach® Flexible Straw, WD-40 Smart Straw®, WD-40 Trigger Pro®, WD-40 Specialist®, WD-40 Specialist® Degreaser & Cleaner EZ-Pods, WD-40® Precision Pen, WD-40 BIKE®, 3-IN-ONE RVcare® and 3-IN-ONE® Professional Garage Door Lube.
Our homecare and cleaning products, particularly those in the U.S. and the U.K., are considered harvest brands which continue to provide positive returns but are becoming a smaller part of the business as sales of the maintenance products grow with the execution of our four Must Win Battles within our strategic framework. We are exploring options to further de-emphasize our homecare and cleaning brands, particularly those in the U.S. and U.K. De-emphasizing these brands over time will create opportunities for our workforce to bring an even greater focus to our higher margin maintenance products. Although we are evaluating strategic alternatives for certain of our homecare and cleaning products we have continued to sell products within these brands but with a reduced level of marketing investment.
Human Capital Resources
Our purpose can only be achieved with the efforts of our 613 employees who create positive lasting memories for our stakeholders, including end users of our products who solve problems in factories, workshops, and homes around the world. Our workforce is distributed globally in 17 countries, with approximately 36% in the Americas, 42% in EMEA, 14% in Asia-Pacific, and 8% corporate employees. Women make up approximately 44% of our global workforce. The average tenure of our global workforce is eight years.

A strategic enabler of our business is to be an employer of choice with a people-first mindset. This competitive advantage enables us to attract, develop and engage outstanding employees. One of the primary responsibilities of our leaders, whom we refer to as coaches, is to support the development needs of our employees to achieve their performance goals. We offer various learning opportunities to allow employees to grow from both a technical and leadership standpoint. Consistently living our company values grants each of us the freedom to make autonomous decisions in the best interest of all stakeholders. We are committed to celebrating the diversity of our individual characteristics that make us unique and creating a culture where everyone experiences a sense of belonging.

Our organizational culture is a competitive advantage, and we prioritize it as such. We care about understanding the views, perspectives and experiences of our end-users and employees. This is foundational in maintaining and growing the WD-40 Company brand and business. Our language, norms, and traditions result in psychological safety, learning, and goal achievement. This includes a total rewards strategy that ensures each employee can sustain their well-being today and into the future.

Our workforce is comprised of the following functions: marketing, sales, customer service, finance and accounting, legal, information technology, human resources, supply chain and logistics, innovation, research and development, quality, and other technical fields. Increasingly, employees collaborate globally with their functional peers or in squads focused on common goals. Success is accelerated through this global collaboration and learning.

The pandemic inspired us to launch what we call “Work from Where”, a philosophy to support the work-life integration of our global workforce. This “Work from Where” philosophy enables our coaches and employees to use our values in their decision-making to align on where work is completed.

The Compensation Committee of our Board of Directors provides oversight of our relevant people-management practices. Our approach to compensation aligns the interests of every employee with the creation of company value over time. We completed a study in February 2020 to examine gender pay differences to determine if there were occasions of compensation decisions not being based on job-related criteria. This study identified no biased decision-making, as any differences were explainable by job-related criteria. The next study will be completed in late calendar year 2023. We will continue to conduct equitable pay studies going forward. We invite you to review our ESG report (located on our Internet site at www.wd40company.com) for more information about corporate responsibility, our workforce, programs, and initiatives. Nothing on our website, including but not limited to our ESG report, shall be deemed incorporated by reference into this Annual Report on Form 10-K.
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
WD-40® Multi-Use Product – The WD-40 Multi-Use Product is a market leader in many countries among multi-purpose maintenance products and is sold as an aerosol spray with various unique delivery systems, a non-aerosol trigger spray, a precision pen, and in liquid-bulk form through mass retail stores, hardware stores, automotive parts outlets, online retailers, warehouse club stores and industrial distributors and suppliers. The WD-40 Multi-Use Product is sold worldwide in North, Central and South America, Asia, Australia, Europe, the Middle East and Africa. WD-40 Multi-Use Product has a wide variety of consumer uses in, for example, household, marine, automotive, construction, repair, sporting goods and gardening applications, in addition to numerous industrial applications.
WD-40 Specialist® product line – WD-40 Specialist consists of a line of professional-grade specialty maintenance products that includes penetrants, degreasers, corrosion inhibitors, greases, lubricants and rust removers that are aimed at professionals and consumer enthusiasts. These products are also sold with various unique delivery systems. The WD-40 Specialist product line is sold primarily in the U.S. and many countries in Europe, as well as parts of Canada, Latin America, Australia and Asia. Within the WD-40 Specialist product line, we also sell bike-specific products across all our segments, motorbike-specific products in Europe, lawn and garden specific products in Australia, and automotive specific products in Asia.
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
Spot Shot® – The Spot Shot brand is sold as an aerosol and a liquid trigger carpet stain and odor eliminator. The brand also includes environmentally friendly products such as Spot Shot Instant Carpet Stain & Odor Eliminator and Spot Shot Pet Instant Carpet Stain & Odor Eliminator, which have non-toxic and biodegradable formulas. Spot Shot products are sold primarily through grocery and mass retail channels, online retailers, warehouse club stores and hardware and home center stores in the U.S., Canada and the United Kingdom. Spot Shot products are sold in the U.K. under the 1001® brand name.
Carpet Fresh® – The Carpet Fresh brand is a line of room and rug deodorizers sold as powder and aerosol quick-dry foam products. These products are sold primarily through grocery, mass, and value retail channels as well as through online retailers in the U.K. and Australia. Although Carpet Fresh brand products are also sold in the U.S., they are sold by a third party under a licensing agreement. In the U.K., these products are sold under the 1001® brand name. In Australia, they are sold under the no vac® brand name.
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
Sales and Marketing
Our sales do not reflect any significant degree of seasonality. However, it is common for our sales to fluctuate from period to period or year to year due to various factors including, but not limited to, new or lost distribution, the timing of customer orders particularly in distributor markets, the number of product offerings carried by a customer and the level of promotional activities and programs being run at customer locations. New or lost distribution occurs when we gain or lose customers, when we gain or lose store count for a customer or when our products are added to new locations within a store or removed from existing locations. From time to time, as part of new product offering launches, we may gain access to entirely new distribution channels. The number of product offerings refers to the number of brands and/or the number of products within each of those brands that our customers offer for sale to end users. The level of promotional activities and programs relates to the number of events or volumes of purchases by customers in support of off-shelf or promotional display activities. Changes in any one of these three factors or a combination of them can cause our sales levels to increase or decrease from period to period. Promotional activities can also be impacted by customers adjusting to price increases and other market disruptions. It is also common and/or possible that we could lose distribution or product offerings and experience a decrease in promotional activities and programs in one period and subsequently regain this business in a future period. We are accustomed to such fluctuations and manage this as part of our normal business activities.
Manufacturing
We outsource our finished goods manufacturing directly or through our marketing distributors to various third-party manufacturers. We or our marketing distributors use contract manufacturers in the U.S., Mexico, Brazil, Argentina, Colombia, the U.K., Italy, Poland, Australia, China, South Korea and India. Although we have definitive minimum purchase obligations included in the contract terms with certain contract manufacturers, when such obligations have been included, they have either been immaterial or the minimum amounts have been such that they are below the volume of goods that we have historically purchased. Supply needs are communicated by us to our contract manufacturers, and we are committed to purchasing the products manufactured based on orders and short-term projections, ranging from two months to six months, provided to the contract manufacturers. We also formulate and manufacture concentrate used in our WD-40 products at certain of our own facilities and at third-party contract manufacturers.
In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers from time to time to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives.
Sources and Availability of Components and Raw Materials
We rely on a limited number of third-party contract manufacturers and component suppliers, including single or sole-sourced suppliers, for certain of our raw materials, packaging, product components and other necessary supplies. Where possible and where it makes business sense, we work with secondary or multiple suppliers to qualify additional supply sources. Historically, except for limited circumstances during the COVID-19 pandemic, we have been able to obtain adequate capacity and raw materials. The primary components and raw materials for most of our products include specialty chemicals and aerosol cans, which are manufactured from commodities that are subject to market price fluctuations. The availability of these components and raw materials is affected by a variety of supply and demand factors, including global market conditions, plant capacity utilization, and natural disasters. We have been experiencing input cost inflation that has impacted the cost of certain raw materials and freight services over the last several years. As a result, we took actions to increase prices with our customers to help mitigate some of these inflationary pressures. We also have and continue to implement cost savings initiatives to help mitigate those pressures. Our business results depend on the effective management and remedy of any supply disruptions. We expect these components and raw materials to continue to be readily available in the future and we have developed sourcing alternatives and risk mitigation plans. We expect some level of challenging market conditions to persist in fiscal year 2024, as described above.
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
WD-40 Company, the WD-40® logo, WD-40® Multi-Use Product, WD-40 Specialist®, WD-40 BIKE®, 3-IN-ONE®, GT85®, 2000 Flushes®, no vac®, 1001®, Spot Shot®, Lava®, Solvol®, X-14®, and Carpet Fresh® and other trademarks or service marks of WD-40 Company or its subsidiaries are the property of WD-40 Company or its subsidiaries. Other service marks, trademarks, and tradenames referred to in this Annual Report on Form 10-K are the property of their respective owners. Except as set forth above and solely for convenience, the trademarks and tradenames in this Annual Report on Form 10-K are generally referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
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
Item 1A. Risk Factors
The following risks and uncertainties, as well as other factors described elsewhere in this report or in other SEC filings by the Company, could adversely affect the Company’s business, financial condition and results of operations. Additional risks and uncertainties that are not currently known to the Company or that are not currently believed by the Company to be material may also harm the Company’s business, financial condition and results of operations.
Global economic conditions may negatively impact our financial condition and results of operations.
Adverse developments in the global economy or a reduction in industrial outputs, consumer spending or confidence could significantly decrease purchases of our products by our customers and end users. Consumer purchases of discretionary items, which could include our maintenance products and homecare and cleaning products, may decline during periods where disposable income is reduced or there is economic uncertainty, which would negatively impact our financial condition and results of operations. During unfavorable or uncertain economic times, end users may also increase purchases of lower-priced or non-branded products and our competitors may increase their level of promotional activities to maintain sales volumes, both of which may negatively impact our financial condition and results of operations.
In addition, our sales and operating results may be affected by uncertain or changing economic and market conditions, including inflation, deflation, prolonged weak consumer demand, political instability, public health crises or other changes that may affect the principal markets, trade channels, and industrial segments in which we conduct our business. Public health crises, including epidemics or pandemics, may affect the principal markets, trade channels, and industrial segments in which we conduct our business. For example, the impact of the COVID-19 pandemic caused significant disruptions that impacted global financial markets and supply chains for an extended period of time. Supply chains globally continue to be strained due to increased competition for production line capacity, freight and logistics resources, as well as labor shortages, and shortages of certain materials. These constraints periodically impacted the ability of our third-party manufacturers to procure certain raw materials needed to manufacture our products and impacted our ability to meet the demand for our products at certain times. In addition, global supply chain issues and other macroeconomic factors have resulted in an inflationary environment that has led to increased raw material costs and other input costs. The additional costs resulting from this inflationary environment and the constraints in our supply chain and distribution networks may continue to unfavorably impact our gross margin and operating results in future periods for as long as such constraints and challenges exist.
The severity and duration of the current inflationary environment remain uncertain and it is not possible to predict the extent to which these conditions will impact our financial results and operations in future periods. It is also uncertain how changes in inflationary conditions will impact demand from our customers and end-users. If demand from our customers and end-users decreases in future periods, this could adversely impact our financial results.

If economic or market conditions in certain of our key global markets deteriorate, we may experience material adverse effects on our business, financial condition and results of operations. Adverse economic and market conditions could also harm our business by negatively affecting the parties with whom we do business, including our customers, retailers, distributors and wholesalers, and third-party contract manufacturers and suppliers. Such conditions could impair the ability of our customers to pay for products they have purchased from us. As a result, allowances for credit losses and write-offs of accounts receivable from our customers may increase. In addition, our third-party contract manufacturers and their suppliers may experience financial difficulties or business disruptions that could negatively affect their operations and their ability to supply us with finished goods and the raw materials, packaging, and components required for our products.
Our business and financial results could suffer if we are unable to attract, retain and motivate talented employees, including senior management, and maintain our corporate culture.
Our success depends on our continuing ability to attract, engage and develop highly qualified people. Our future performance depends in significant part on maintaining high levels of employee engagement and nurturing our values and culture. We believe that our company culture is a critical driver of our success and we invest substantial time and resources in building, maintaining and evolving our culture. Any failure to preserve and evolve our culture could negatively affect our future success, including our ability to retain and recruit employees. Our success also depends on the continued service of our executive officers, key employees and other talented people. Further, our ability to successfully execute organizational changes, including succession planning and the transition of our executive officers and key employees, is critical to the continued success of our business. The unexpected loss of the services of key employees or executive officers could have a material adverse effect on our business and prospects. In addition, current economic conditions have led to an unusually competitive labor market in which experienced personnel are in high demand. Since the competition for such talent is intense there can be no assurance that we can retain our key employees or attract, assimilate and retain employees who are fully engaged in the future. If we are unable to implement and successfully manage the initiatives associated with our strategic framework in accordance with our business plans, our business and financial results could be adversely affected. Moreover, there is no certainty that the implementation of the initiatives associated with our strategic framework will advance our business or financial results as intended.
If the success and reputation of one or more of our leading brands erodes, our business, financial condition and results of operations could be negatively impacted.
Our financial success is directly dependent on the success and reputation of our brands, particularly our WD-40 Brand. The success and reputation of our brands can suffer if marketing plans or product development and improvement initiatives, including the release of new products or innovative packaging, do not have the desired impact on the brands’ image or do not attract customers as intended. Our brands can also be adversely impacted due to the activities and pressures placed on them by our competitors. Further, our business, financial condition and results of operations could be negatively impacted if one of our leading brands suffers damage to its reputation due to real or perceived quality or safety issues. Quality issues, which can lead to large scale recalls of our products, can be due to causes such as product contamination, regulatory non-compliance, packaging errors, incorrect ingredients or components in our product or low-quality ingredients in our products due to suppliers delivering items that do not meet our specifications. Product quality issues, which could include lower product efficacy due to formulation changes attributable to regulatory requirements, could also result in decreased customer confidence in our brands and a decline in product quality could result in product liability claims. In addition, our brand value depends on our ability to maintain a positive consumer perception of our corporate integrity and brand culture. Negative claims or publicity involving us, our products, or any of our key employees could damage our reputation and brand image, regardless of whether such claims have merit. This risk is compounded by the increasing use of social and digital media and networking sites by consumers and the speed by which information and opinions are disseminated. If we are unable to anticipate or respond to various challenges in the marketplace, including trends in the market and changing consumer demands and sentiment, our financial results may be negatively impacted. Although we dedicate significant resources to prevent brand erosion and preserve our reputation and the reputation of our brands, there can be no assurance that such efforts will be successful.
Sales unit volume growth may be difficult to achieve.
Our ability to achieve sales volume growth will depend on our ability to (i) execute the initiatives associated with our strategic framework, (ii) drive growth in new markets by making targeted end users aware of our products and expanding distribution, (iii) drive growth within our existing markets through innovation, renovation and enhanced merchandising and marketing of our established brands, and (iv) capture market share from our competitors. It is more difficult for us to achieve sales volume growth in developed markets where our products are widely used as compared to developing or emerging markets where our products have been newly introduced or are not as well known by consumers. To protect our existing market share or capture additional market share from our competitors, we may need to increase our investments related to promotions and advertising or introduce and establish new products or product lines. In addition, we periodically implement sales price increases within certain markets or for certain product lines in response to increased costs associated with components, raw materials, manufacturing and distribution. For example, we implemented significant sales price increases during fiscal years 2022 and 2023 in response to significant increases in our cost of goods sold caused by the current inflationary environment. Sales price increases may slow sales volume growth or create declines in volume in the short term as customers and end users adjust to sales price increases or purchase alternative products at lower prices. We may lose a portion of our consumer base with steep price actions. In addition, the continued prominence and growth of the online retail sales channel has presented both us and our customers that sell our products online with the challenge of balancing online and physical store retailing methods. Alternative retail channels could potentially become more prevalent than the traditional retailers upon whom we rely for the majority of our business and operating profit. As a result of changes in end-user preference, some sales are shifting more to these online retail sales channels, and this may present a challenge in our markets where we have a less developed e-commerce business. Although we are engaged in e-commerce with respect to our products, if we are not successful in expanding sales in such alternative retail channels or we experience challenges with operating in such channels, our financial condition and results of operations may be negatively impacted. In addition, a change in the strategies of our existing customers, including shelf simplification, the discontinuation of certain product offerings or the shift in shelf space to competitors’ products could reduce our sales and potentially offset sales volume increases achieved as a result of other sales growth initiatives. If we are unable to increase market share in our existing product lines by developing product improvements, investing adequately in our existing brands, building usage among new customers, developing, acquiring or successfully launching new products or product line extensions, or successfully penetrating emerging and developing markets and sales channels globally, we may not achieve our sales volume growth objectives.
Cost volatility in finished goods, components, raw materials, transportation and other supplies or services could harm our financial condition and results of operations.
Volatility in the cost of finished goods, which may be driven by cost volatility for components, raw materials and third-party manufacturing fees, as well as volatility in the cost of transportation and other supplies or services may harm our financial condition and results of operations. Specialty chemicals and aerosol cans, which constitute a significant portion of the costs for many of our maintenance products, have experienced significant price volatility in the past, and may continue to do so in the future. In particular, volatility in the price of oil impacts the cost of specialty chemicals, many of which are indexed to the price of regional crude oil or related refined products. Fluctuations in oil and diesel fuel prices have also historically impacted the cost of transporting our products, compounded recently by increased regulations imposed on the freight industry and additional macroeconomic factors which have resulted in increased freight costs. For example, the COVID-19 pandemic resulted in global supply chain constraints and transportation disruptions that led to increased competition for freight resources, higher fees charged by our third-party manufacturers, increased raw material costs and other input costs that negatively impacted our results of operations. In addition, other macroeconomic factors have resulted in an inflationary environment that has compounded these impacts and led to further increases in raw material costs, manufacturing and distribution costs, and other input costs. When there are significant increases in the costs of components, raw materials, third-party manufacturing fees and other expenses, and we are not able to increase the prices of our products or achieve other cost savings to an extent that they will offset such cost increases, our gross margin and operating results will be negatively impacted.
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
Our sales outside of the U.S. were approximately 61% of consolidated net sales in fiscal year 2023. As a result, our ability to execute our strategic initiatives will continue to face substantial risks associated with having increased global operations outside the U.S., including:
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
These risks could have a significant impact on our ability to sell our products on a competitive basis in global markets outside the United States. In addition, continued developments in global political climates have introduced greater uncertainty with respect to tax policies, trade relations, tariffs and government regulations affecting trade between the U.S. and other countries. For example, on February 24, 2022, Russian forces launched significant military action against Ukraine, which has resulted in conflict and disruption in the region since that time. In response to this action taken by Russia, the U.S. and other countries immediately imposed various economic sanctions against Russia. These geopolitical tensions have continued, and it is uncertain when conditions will improve or whether additional governmental sanctions will be enacted in future periods. The direct and indirect impacts of this evolving situation and its effect on global economies in future periods are difficult to predict. We suspended selling our products to markets in Russia and Belarus beginning in March 2022, which has had an unfavorable impact on our sales. As a result of this conflict, commodity markets remain subject to heightened levels of volatility, especially as they relate to the price of crude oil, which increased significantly in the immediate aftermath of the sanctions against Russia. The volatility in crude oil prices could unfavorably impact the cost of our products, as well as the cost of the transportation and distribution of our products. The duration and severity of such increases in the price of crude oil are highly unpredictable and may unfavorably impact our cost of goods sold for as long as these conditions exist. These developments, as well as the risks outlined above, could have a material adverse effect on our business, financial condition and results of operations.
Approximately 46% of our revenues in fiscal year 2023 were generated in currencies other than the U.S. Dollar, which is our reporting currency. In addition, all our foreign operating subsidiaries have functional currencies other than the U.S. Dollar, and our largest subsidiary is in the U.K. and generates significant sales in Pounds Sterling and Euros. As a result, we are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, cash and cash equivalents, other assets and liabilities denominated in currencies other than the U.S. Dollar. Our financial results are negatively impacted when the foreign currencies in which our subsidiary offices operate weaken relative to the U.S. Dollar. Although we use instruments to hedge certain foreign currency risks, primarily those associated with our U.K. subsidiary and net assets denominated in non-functional currencies, we are not fully protected against foreign currency fluctuations and, therefore, our reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time.
Additionally, our global operations outside the U.S. are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, potentially higher incidence of fraud or corruption, credit risk of local customers and distributors and potentially adverse tax consequences. As we further develop and grow our business operations outside the U.S., we are exposed to additional complexities and risks, particularly in China, Mexico and other emerging markets. In many foreign countries, particularly in those with developing economies, business practices that are prohibited by the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act or other applicable anti-corruption laws and regulations may be prevalent. Evolving privacy and anti-trust laws and regulations in Europe, the U.S. and other jurisdictions present additional risks. Any failure to comply with these laws, even if inadvertent, could result in significant penalties or otherwise harm our reputation and business. Although we have adopted policies and contract terms to mandate compliance with these laws, there can be no assurance that all our employees, contractors and agents will comply with our requirements. Violations of these laws could be costly and disrupt our business, which could have a material adverse effect on our business, financial condition and results of operations.
Reliance on a limited base of third-party contract manufacturers, logistics providers and suppliers of raw materials and components may result in disruption to our business and this could adversely affect our financial condition and results of operations.
We rely on a limited number of third-party contract manufacturers, logistics providers and suppliers, including single or sole source suppliers for certain raw materials, packaging, product components and other supplies. We do not have direct control over the management or business of these third parties, except indirectly through terms negotiated in service or supply contracts. As a result, we face substantial risks associated with our reliance on third-party manufacturers, suppliers, and/or logistics providers, including but not limited to the following areas:
•changes to the terms of doing business with these providers or the production capacity they allocate to our products;
•disagreements or the inability to maintain good relationships with these providers, including the failure of these providers to be aligned with our company values;
•financial difficulties experienced by these providers;
•consolidation of third-party packagers, which could reduce competition in the industry and increase our costs for their services or result in the acquiring company declining to manufacture our products;
•significant disruptions in the production or transportation of our products due to events having regional or global impacts on economic activity, such as public health emergencies, natural disasters or extreme weather conditions;
•significant disruptions in the production or transportation of our products due to competition for materials, components, labor or services from third-party vendors;
•concentration of inventory increasing exposure to risks associated with fire, natural disasters, theft and logistics disruptions to customer order fulfillment; or
•inability to successfully implement new manufacturing processes associated with new facilities or new product lines.
In addition, if we are unable to contract with third-party manufacturers or suppliers for the quantity and quality levels needed for our business, we could experience disruptions in production and our financial results could be adversely affected. In particular, the COVID-19 pandemic, extreme weather events and other macroeconomic factors have resulted in significant supply chain constraints and transportation disruptions at times. Some of the challenges that we have experienced include general aerosol-related production capacity constraints and competition for such capacity by other companies who utilize the same third-party manufacturers for their aerosol production. These challenges have periodically resulted in us not being able to meet the demand for our products by customers and end-users in certain markets where demand for aerosols has, for certain products, outpaced the available production capacity in the region. We have been actively working on various initiatives in partnership with our third-party manufacturers and we have identified and onboarded new third-party manufacturers in recent years in order to increase the capacity and resilience of our supply chain to meet strong end-user demand. When we onboard new third-party manufacturers, it comes with inherent risks and in the current economic environment, it also potentially comes with higher costs. In addition, actions we have taken to increase inventory levels of certain raw materials and finished goods, given the current challenges within supply chain and increased lead times required by suppliers, have led to higher transportation, storage and distribution costs. We are not able to estimate the degree of the impact or the costs associated with potential future disruptions within our supply chain and distribution networks as these supply chain issues are being resolved.

Malfunctions or implementation issues related to the critical information systems that we use for the daily operations of our business, cyberattacks and data breaches could adversely affect our ability to conduct business.
To conduct our business, we rely extensively on information technology systems, networks and services, many of which are managed, hosted and provided by third-party service providers. We cannot guarantee that our security measures will prevent cyberattacks resulting in breaches of our own or our third-party service providers’ databases and systems. Techniques used in these attacks change frequently and may be difficult to detect for periods of time. Although we have policies and procedures in place governing (i) the timely investigation of cybersecurity incidents, (ii) the timely disclosure of any related material nonpublic information resulting from a material cybersecurity incident, and (iii) the safeguarding against insider trading of directors, officers, and other corporate insiders between the period of investigation and the public disclosure of such an incident; cybersecurity incidents themselves, such as the release of sensitive data from our databases and systems, could adversely affect our business, financial condition and results of operations. The increasing number of information technology security threats and the development of more sophisticated cyberattacks, including ransomware, pose a potential risk to the security of our information technology systems and networks, as well as to the confidentiality, availability and integrity of our data. In addition, the increased use of remote work infrastructures also increases the possible cybersecurity risks. Further, such incidents could also materially increase the costs that we already incur to protect against such risks. While we maintain cyber insurance, our coverage may not be adequate for liabilities or costs actually incurred, and we cannot be certain that any insurer will not deny coverage of a future claim. We also cannot be certain that such insurance will continue to be available to us on economically reasonable terms, if at all, in future periods.
In addition, system failure, malfunction or loss of data that is housed in our critical information systems or our third-party service providers’ critical information systems could disrupt our ability to timely and accurately process transactions and produce key financial reports, including information on our operating results, financial position and cash flows. Our information systems could be damaged or cease to function properly due to a number of other reasons as well, including catastrophic events and power outages. Although we have certain business continuity plans in place to address such service interruptions, there is no guarantee that these business continuity plans will provide alternative processes in a timely manner. As a result, we may experience interruptions in our ability to manage our daily operations and this could adversely affect our business, financial condition and results of operations.
We are currently implementing new information systems within our enterprise resource planning framework at certain of our offices. If we encounter difficulties in executing and completing the implementation of these critical information systems, or if the implementation takes longer than intended, we may experience interruptions in our ability to manage our daily operations and report financial results timely and we may experience significant incremental costs, which could adversely affect our business, financial condition and results of operations. We are implementing these new information systems for certain of our offices because the system they are currently using is not widely used by other companies. In addition, the company that owns and supports this application may not be able to provide the same level of support as that of larger information systems companies. If the company that owns and supports this application in the U.S. were to cease its operations or were unable to provide support for this application prior to the implementation of our new critical information systems, it could adversely affect our daily operations or our business, financial condition and results of operations.
Our ability to achieve our environmental, social and governance and sustainability initiatives are subject to emerging risks and the outcomes may not achieve the anticipated benefits or align with new regulations and stakeholders’ expectations.
There has been an increasing focus from stakeholders and regulators related to environmental, social and governance (“ESG”) matters across all industries in recent years. ESG standard setting and stakeholder expectations continue to evolve. Criteria used to evaluate ESG practices and metrics may change rapidly at any time, which could result in increased expectations of public companies and may cause us to undertake costly initiatives to satisfy any new requirements. Non-compliance with these emerging regulations or a failure to address stakeholder and societal expectations may result in potential cost increases, litigation, fines, penalties, production and sales restrictions, brand or reputational damage, loss of customers, failure to retain and attract talent, lower valuation and higher investor activism activities.
The increased attention directed towards publicly traded companies surrounding ESG matters includes the recent release of proposed rules by the SEC that could require companies to enhance and standardize disclosures related to climate change, specifically those associated with physical risks and transitional risks. Physical risks include acute risks associated with extreme weather events or chronic risks associated with gradual shifts in climate or weather. Transition risks are the risks that may arise from the adoption of climate-related regulatory policies, including those that may be necessary to achieve the national climate goals in the United States and other countries, or risks associated with changing stakeholder expectations and demands. Any failure or perceived failure, whether or not valid, to pursue and fulfill our ESG initiatives and objectives or to satisfy various ESG reporting standards timely could negatively impact our financial condition and results of operations.
On January 5, 2023, the European Commission’s Corporate Sustainability Reporting Directive (“CSRD”) became effective. The CSRD expands the number of companies required to publicly report ESG-related information and defines the ESG-related information that companies are required to report in accordance with European Sustainability Reporting Standards (“ESRS”). While CSRD rules are prescriptive for the types of data to be reported, the standards to quantify and qualify such data are still evolving and uncertain, and may impose increased costs on us related to complying with our reporting obligations and increase risks of non-compliance with ESRS and the CSRD. We are closely monitoring the rules and regulations related to CSRD and its impact, if any, on us.
Government laws and regulations, including environmental laws and regulations, could result in material costs or otherwise adversely affect our financial condition and results of operations.
The manufacturing, chemical composition, packaging, storage, distribution and labeling of our products and the way our business operations are conducted must comply with an extensive array of state, federal and international laws and regulations. If we are not successful in complying with the requirements of all such regulations, we could be fined or other actions could be taken against us by the applicable governing body, including the possibility of a required product recall. Any such regulatory action could adversely affect our financial condition and results of operations. It is also possible that governments and regulatory agencies will increase regulation, including the adoption of further regulations relating to the transportation, storage or use of certain chemicals, to enhance homeland security or protect the environment and such increased regulation could negatively impact our ability to obtain raw materials, components and/or finished goods or could result in increased costs.
Some of our products have chemical compositions that are controlled by various state, federal and international laws and regulations that are subject to change. We are required to comply with these laws and regulations and we seek to anticipate regulatory developments that could impact our ability to continue to produce and market our products. We invest in research and development to maintain product formulations that comply with such laws and regulations. There can be no assurance that we will not be required to alter the chemical composition of one or more of our products in a way that will have an adverse effect upon the product’s efficacy or marketability. A delay or other inability on our part to complete product research and development and successfully reformulate our products in response to any such regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.
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
We are also subject to numerous environmental laws and regulations that impose various environmental controls on our business operations, including, among other things, the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes and the investigation and remediation of soil and groundwater affected by hazardous substances. Such laws and regulations may otherwise relate to various health and safety matters that impose burdens upon our operations. These laws and regulations also impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances. We believe that our expenditures related to environmental matters have not had, and are not currently expected to have, a material adverse effect on our financial condition, results of operations or cash flows. However, the environmental laws under which we operate are complicated, may become more stringent and may be applied retroactively. Accordingly, there can be no assurance that we will not be required to incur additional expenditures to remain in or to achieve compliance with environmental laws in the future or that any such additional expenditures will not have a material adverse effect on our business, financial condition or results of operations.
In addition, certain countries and other jurisdictions in which we operate have data protection and anti-trust laws that impose strict regulations on us. Non-compliance with any of these regulations may result in significant penalties being imposed on us. Many international and local governmental authorities are considering increased legislative and regulatory requirements concerning protection of personal data which may impact us and increase our costs to comply with these requirements in future periods.
Additional laws and regulations require that we carefully manage our supply chain for the production, distribution and sale of goods. Our failure to comply with any of these regulations or our inability to adequately predict the way these local regulations are interpreted and applied to our business by the applicable enforcement agencies could have a materially adverse effect on our business, financial condition and results of operations.
Failure to maximize or to successfully assert our intellectual property rights or our infringement on the intellectual property rights of others could impact our competitiveness or otherwise adversely affect our financial condition and results of operations.
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
Trade secret protection, particularly for our most valuable product formulation for the WD-40 Multi-Use Product, requires specific agreements, policies and procedures to assure the secrecy of information classified as a trade secret. If such agreements, policies and procedures are not effective enough to maintain the secrecy of our trade secrets or if chemical disclosure regulations do not allow for continued protection of essential elements of our trade secret formulations, the loss of trade secret protection could have a material adverse effect on our business, financial condition or results of operations.
If we are found to have violated the trademark, copyright, patent or other intellectual property rights of others, such a finding could result in the need to cease the use of a trademark, trade secret, copyrighted work or patented invention in our business and an obligation to pay a substantial amount for past infringement. It could also be necessary to pay a substantial amount in the future if the holders of such rights are willing to permit us to continue to use the intellectual property rights. Either having to cease use or pay such amounts could make us less competitive and could have a material adverse impact on our business, financial condition and results of operations.
Our operating results and financial performance may not meet expectations, which could adversely affect our stock price.
We cannot be sure that our operating results and financial performance, which include sales, net income, earnings per common share, gross margin and cash flows, will meet expectations. If our assumptions and estimates are incorrect or if we do not achieve all of our key goals or strategic initiatives, then our actual performance could vary materially from our internal expectations and those of the market. Failure to meet or exceed these expectations could cause the market price of our stock to decline. In addition, the trading market for our common stock is influenced by the research and reports that securities analysts, industry analysts and other third parties publish about us or our business. We do not have any control over these reports or analysts. If securities or industry analysts adversely change their recommendations regarding our common stock or if any of these analysts cease coverage of us in their reports, our stock price and trading volume could decline. Our operating results and financial performance may be negatively influenced by several factors, many of which are discussed in this Item 1A “Risk Factors”.
In addition, sales volume growth, whether due to acquisitions or internal growth, can place burdens on management resources and financial controls that, in turn, can have a negative impact on our operating results and financial condition.

To some extent, we plan our expense levels in anticipation of future revenues; if actual revenues fall short of these expectations, operating results may be adversely affected by reduced operating margins or operating profits due to actual expense levels that are higher than might otherwise have been appropriate.
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
Our products generally compete on the basis of brand recognition, product performance, price, quality or other benefits to consumers and meeting end users’ needs. Advertising, promotions, merchandising and packaging also have a significant impact on consumer purchasing decisions. A newly introduced consumer product, whether improved or recently developed, usually encounters intense competition requiring substantial expenditures for advertising, sales and consumer promotion. If a product gains consumer acceptance, it normally requires continued advertising, promotional support and product improvements in order to maintain its relative market position.
Some of the competitors for our homecare and cleaning products are larger and have financial resources greater than ours. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions than us.
Competitive activity may require us to increase our investment in marketing or reduce our sales prices and this may lead to reduced profit margins, a loss of market share or loss of distribution, each of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us or the infringement of our products and brands will not have a material adverse effect on our business, financial condition and results of operations.
Dependence on key customers could adversely affect our business, financial condition and results of operations.
We sell our products through a network of domestic and international mass retail, trade supply and consumer retailers as well as through industrial distributors and suppliers. The retail industry has historically been the subject of consolidation, and as a result, the development of large chain stores has taken place. Today, the retail channel is comprised of several of these large chain stores that capture the bulk of the market share. Since many of our customers have been part of consolidations in the retail industry, these limited customers account for a large percentage of our net sales. Although we expect that a significant portion of our revenues will continue to be derived from this limited number of customers, our largest individual customer contributed to less than 10% of our consolidated net sales in fiscal year 2023. However, changes in the strategies of our largest customers may have an adverse impact on our sales. Such changes in customer strategy may include, but are not limited to: a reduction in willingness to transport and store goods of certain hazardous material ratings, a reduction in the number of brands they carry, or a shift in shelf space in favor of “private label” or competitors’ products. The loss of, or reduction in, orders from any of our most significant customers could have a material adverse effect on our brand values, business, financial condition and results of operations. Large customers may seek price reductions, added support or promotional concessions. If we agree to such customer demands and/or requests, it could negatively impact our ability to maintain existing profit margins.
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
Our future performance and growth depend, in part, on our ability to successfully develop, introduce and/or establish new products as both brand extensions and/or line extensions. We cannot be certain that we will successfully achieve those goals. We compete in several product categories where there are frequent introductions of new products and line extensions and such product introductions often require significant investment and support. Our ability to understand end user needs and preferences is key to maintaining and improving the competitiveness of our product offerings. The development and introduction of new products, as well as the renovation of current products and product lines, require substantial and effective research, development and marketing expenditures, which we may be unable to recoup if the new or renovated products do not gain widespread market acceptance. There are inherent risks associated with new product development and marketing efforts, including product development or launch delays, product performance issues during development, changing regulatory frameworks that affect the new products in development and the availability of key raw materials included in such products. These inherent risks could result in the failure of new products and product line extensions to achieve anticipated levels of market acceptance, additional costs resulting from failed product introductions and the product not being first to market. As we continue to focus on innovation and renovation of our products, our business, financial condition or results of operations could be materially adversely affected if we are not able to effectively develop and introduce new or renovated products and line or brand extensions.
If we are unable to successfully identify, complete or realize the benefits from strategic business developments, acquisitions, divestitures, joint ventures or investments, our financial results could be materially adversely affected.

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

Future acquisitions, joint ventures or strategic partnerships could also result in the incurrence of debt, potentially dilutive issuances of equity securities, contingent liabilities, amortization expenses related to certain intangible assets, unanticipated regulatory complications and/or increased operating expenses, all of which could materially adversely affect our results of operations and financial condition. In addition, to the extent that the economic benefits associated with any of our business development activities diminish in the future, we may be required to record impairments to goodwill, intangible assets or other assets associated with such activities, which could also materially adversely affect our business, financial condition and results of operations.

In addition, we may consider divesting of businesses or brands that do not meet our strategic objectives or do not meet our growth or profitability targets. We may not be able to complete desired divestitures on terms favorable to us, if at all. If we do complete such desired divestitures, gains or losses on the sales of, or lost operating income from, those businesses or brands may affect our profitability and margins.

Changes in marketing distributor relationships that are not managed successfully by us could result in a disruption in the affected markets.
We distribute our products throughout the world in one of two ways: the direct distribution model, in which products are sold directly by us to wholesalers and retailers in the U.S., Canada, Mexico, Australia, China, the U.K. and a number of other countries, including those throughout Europe; and the marketing distributor model, in which products are sold to marketing distributors who in turn sell to wholesalers and retailers. The marketing distributor model is generally used in countries where we do not have direct Company-owned operations. Instead, we partner with local companies who perform the sales, marketing and distribution functions. We invest time and resources into these relationships. Should our relationship with new or existing marketing distributors be unsuccessful, our sales within such a marketing distributor’s territory could be adversely impacted until such time as a suitable replacement can be found and our key marketing strategies are implemented. There is a risk that changes in such marketing distributor relationships, including a change in key marketing distributor personnel or a transition to the direct distribution model, if not managed successfully, could result in a disruption in the affected markets and that such disruption could have a material adverse effect on our business, financial condition and results of operations. Additionally, in some countries, local laws may require substantial payments to terminate existing marketing distributor relationships, which could also have a material adverse effect on our business, financial condition and results of operations.

Product liability claims and other litigation and/or regulatory action could adversely affect our sales and operating results.
The use of our products may expose us to liability claims resulting from such use and potential enforcement actions, including the risk of recall. Claims could be based on allegations that, among other things, our products are improperly labeled or that statements we make on our labels are not accurate, contain contaminants, provide inadequate instructions regarding their use or inadequate warnings concerning their use or interactions with other substances. Product liability claims could result in negative publicity that could harm our sales and operating results. We maintain product liability insurance to protect us from loss attributable to product liability claims, but the extent of such loss could exceed available limits of insurance or could arise out of circumstances under which such insurance coverage is unavailable. Other business activities may also expose us to litigation risks, including risks that may not be covered by insurance such as contract disputes. If successful claims are asserted by regulatory agencies or third parties against us for non-compliance or uninsured liabilities or liabilities more than applicable limits of insurance coverage, our business, financial condition and results of operations may be adversely affected. If one of our products were determined to be defective, we could be required to recall the product, which could result in significant expenses, adverse publicity and loss of revenues. Even if we are successful in defending against such claims, litigation could result in substantial cost and be a distraction to our management and employees.
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
Significant judgment is required in determining our effective income tax rate and in evaluating tax positions, particularly those related to uncertain tax positions. We provide for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement standards prescribed by the accounting standard for uncertain tax positions. Changes in uncertain tax positions or other adjustments resulting from tax audits and settlements with taxing authorities, including related interest and penalties, impact our effective tax rate. When particular tax matters arise, a number of years may elapse before such matters are audited and resolved, or the statute of limitations expires resulting in the release of the liability. Resolution of such matters or the expiration of the statute of limitations would be recognized as a reduction to our effective tax rate in the year of resolution. Any resolution of a tax matter may require the adjustment of tax assets or tax liabilities or the use of cash in the year of resolution. For additional information on such matters, see Part IV – Item 15, “Exhibits, Financial Statement Schedules” Note 13 – Income Taxes, in this report.
Changes in tax rules may also materially affect our future financial results or the way we conduct our business. The “Tax Cuts and Jobs Act” (the “Tax Act”) became effective beginning January 1, 2018. The Tax Act significantly changed U.S. tax law and tax rates, as well as mandated the application of a one-time “toll tax” on unremitted foreign earnings, among other things.
International tax changes that occur in the locations where we operate can also materially affect future financial results or operations. For example, we have significant operations in Europe that are subject to income tax rates and laws in multiple jurisdictions. A significant portion of our European income is subject to taxation in the U.K. because our European subsidiary is headquartered in the U.K. In June of 2021 an Act of Parliament received Royal Assent, changing the U.K. corporate tax rate from 19% to 25% effective on April 1, 2023, resulting in an increase in our effective tax rate.
The Tax Act and Inflation Reduction Act have authorized the U.S. Department of the Treasury to issue regulations with respect to the new provisions. We cannot predict how subsequent changes in the Tax Act, regulations, or other guidance issued under each, including conforming or non-conforming state tax rules, might affect our business, financial condition and results of operations. In addition, there can be no assurance that U.S. tax laws, including the corporate income tax rate, will not undergo significant additional changes in the future.
Goodwill and intangible assets are subject to impairment risk.
We assess the potential impairment of our goodwill during the second quarter of each fiscal year and otherwise when events or changes in circumstances indicate that an impairment condition may exist. We also assess our definite-lived intangible assets for potential impairment when events and circumstances indicate that the carrying amount of the asset may not be recoverable or its estimated remaining useful life may no longer be appropriate. Indicators such as underperformance relative to historical or projected future operating results, changes in our strategy for our overall business or use of acquired assets, unexpected negative industry or economic trends, decline in our stock price for a sustained period, decreased market capitalization relative to net book values, unanticipated technological change or competitive activities, loss of key distribution, change in consumer demand, loss of key personnel and acts by governments and courts may signal that an asset has become impaired.
The assessment for possible impairment of our goodwill and intangible assets involves judgments on several significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, sales growth rates, cost containment and margin expansion and expense levels for advertising and promotions and general overhead, all of which are developed from a market participant standpoint. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is identified and this could materially adversely affect our financial condition and results of operations. Strategic divestitures of certain businesses or brands could negatively impact our profitability as a result of a reduction in sales and operating income, or a decrease in cash flows subsequent to such divestiture. It may be necessary to recognize impairment charges as a result of a divestiture. Changes in management estimates and assumptions as they relate to valuation of goodwill and intangible assets could affect our financial condition or results of operations in the future. Our review of events and circumstances during fiscal year 2023 included consideration of the current inflationary environment and the impact of Russian military action in Ukraine. For additional information, see Part IV – Item 15, “Exhibits, Financial Statement Schedules” Note 5 – Goodwill and Other Intangible Assets, in this report.
We may not have sufficient cash to service our indebtedness or to pay cash dividends.
Our debt consists of fixed rate senior notes and a revolving credit facility. We use income from operations to make interest and principal payments on our debt. Our borrowing agreements include covenants to maintain certain financial ratios and to comply with other financial terms and conditions. Although we have historically paid out a large part of our earnings to stockholders in the form of regular quarterly cash dividends, we may not have sufficient cash to do so in the future.
We may incur substantial debt in the future for general business and development activities. In addition, we may continue to use available cash balances to execute share repurchases under approved share buy-back plans. To the extent that we are required to seek additional financing to support certain of these activities, such financing may not be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain such financing or to service our existing or future debt with our operating income, or if available cash balances are affected by future business performance, unstable global economic conditions, liquidity, capital needs, alternative investment opportunities or debt covenants, we could be required to reduce, suspend or eliminate our dividend payments to our stockholders. We may also elect to suspend share repurchases depending on available cash balances or concerns that we may have on future cash balances.
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
Americas
We own and occupy an office located in San Diego, California which houses both corporate employees and employees in our Americas segment. We also lease a regional sales office in Miami, Florida, a research and development office and laboratory in Pine Brook, New Jersey and office space in Toronto, Ontario, Canada and Monterrey, Nuevo León, Mexico. In addition, we lease certain warehouse space and equipment at third-party manufacturer and distributor facilities throughout the U.S.
EMEA
We own and occupy an office as well as a plant facility located in Milton Keynes, United Kingdom. We also lease space for our branch offices in Germany, France, Italy, Spain, Portugal and the Netherlands. In addition, we lease warehouse space at a third-party distributor facility in Denmark.

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

PART II
Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the trading symbol WDFC. On October 16, 2023, the last reported sales price of our common stock on the NASDAQ Global Select Market was $203.64 per share, and there were 13,556,684 shares of common stock outstanding held by approximately 549 holders of record.
Dividends
We have historically paid regular quarterly cash dividends on our common stock. On December 13, 2022, our Board of Directors (“Board”) approved a 6% increase in the regular quarterly cash dividend, increasing it from $0.78 per share to $0.83 per share. On October 6, 2023, our Board declared a cash dividend of $0.83 per share payable on October 31, 2023 to stockholders of record on October 20, 2023.
Our Board presently intends to continue the payment of regular quarterly cash dividends on our common stock. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants.
Purchases of Equity Securities By the Issuer and Affiliated Purchasers
On October 12, 2021, our Board approved a share buy-back plan (the “2021 Repurchase Plan”). Under the 2021 Repurchase Plan, which became effective on November 1, 2021, we were authorized to acquire up to $75.0 million of our outstanding shares through August 31, 2023.
On June 19, 2023, our Board approved a new share repurchase plan (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, which became effective on September 1, 2023, we are authorized to acquire up to $50.0 million of our outstanding shares through August 31, 2025. The timing and amount of repurchases are based on terms and conditions as may be acceptable to our Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto.
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
Highlights
The following summarizes the financial and operational highlights for our business during the fiscal year ended August 31, 2023:
•Consolidated net sales increased $18.4 million, or 4%, for fiscal year 2023 compared to the corresponding period of the prior fiscal year. Increases in the average selling price of our products positively impacted net sales by approximately $81.9 million from period to period, primarily due to sales price increases implemented across all segments at varying times during the current and prior fiscal year. These favorable impacts were partially offset by decreases in sales volume, which unfavorably impacted net sales by approximately $45.8 million from period to period. Changes to net sales attributable to volumes and average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period. In addition, changes in foreign currency exchange rates from period to period had an unfavorable impact of $17.7 million on consolidated net sales for fiscal year 2023. On a constant currency basis, net sales would have increased by $36.1 million, or 7% for fiscal year 2023 compared to the prior fiscal year. This unfavorable impact from changes in foreign currency exchange rates mainly came from our EMEA segment, which accounted for 36% of our consolidated sales for the fiscal year ended August 31, 2023.
•Gross profit as a percentage of net sales increased to 51.0% for fiscal year 2023 compared to 49.1% for the prior fiscal year, primarily due to the positive impacts of price increases implemented at varying times during the current and prior fiscal year, offset by ongoing global supply chain challenges, including the increased cost of raw materials and changes in consumer behavior as a result of inflation. See the Impact of Global Supply Chain Constraints and Inflation on Our Business section which follows for details, including actions we continue to take in response to these challenges.
•Consolidated net income decreased $1.3 million, or 2%, for fiscal year 2023 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates from period to period had an unfavorable impact of $2.4 million on consolidated net income for fiscal year 2023. Thus, on a constant currency basis, net income would have increased by $1.1 million, or 2%, for fiscal year 2023 compared to the prior fiscal year.
•Diluted earnings per common share for fiscal year 2023 were $4.83 versus $4.90 in the prior fiscal year.

Significant Developments
Impact of Global Supply Chain Constraints and Inflation on Our Business
Our financial results and operations continue to be impacted by certain ongoing macroeconomic factors that have been affecting global economies, the rate of inflation, supply chains, distribution networks and consumer behavior around the world.
Global supply chain issues have resulted in increased raw material costs and other input costs, higher competition for freight resources, and labor constraints within manufacturing and distribution networks. This inflationary environment started to negatively impact our gross margin and financial results in fiscal year 2021 and these trends have continued to increase our cost of goods sold since that time. In response to these global supply chain issues, we implemented various initiatives. These initiatives included improvements within our existing third-party manufacturer network, as well as identifying and onboarding new third-party manufacturers, particularly in the Americas and EMEA segments. As a result of these initiatives, we experienced increases in the capacity and flexibility of our supply chain and were able to reduce our inventory levels since they peaked during the first quarter of fiscal year 2023. Although it is not possible to estimate the costs or impacts associated with potential future supply chain disruptions or the inflationary environment that continues to impact our raw material costs, we believe that the changes we continue to implement will have a positive impact on our ability to better manage any future disruptions.
To offset the unfavorable impact of increased costs to our gross margin, price increases have been implemented across all of our markets and geographies in fiscal years 2022 and 2023. Although we are seeing the favorable impacts of these price increases, sales volumes are often impacted unfavorably in the short term as customers and end users adjust to increased sales prices. The severity and duration of these conditions and their effects on our supply chain, changes in end-user demand and the current inflationary environment remain uncertain and it is not possible to estimate the extent to which these conditions will impact our financial results and operations in future periods.
See our risk factors disclosed in Part I—Item 1A, “Risk Factors,” for further information on these risks.
The Impact of Russian Military Action in Ukraine
On February 24, 2022, Russian forces launched significant military action against Ukraine, which has resulted in conflict and disruption in the region. In response to this action taken by Russia, the U.S. and other countries immediately imposed various economic sanctions against Russia and this event has continued to impact global economies, particularly in Europe. It is uncertain when conditions will improve or whether additional governmental sanctions will be enacted in future periods. It is not possible to predict the direct and indirect impacts of this evolving situation and its effect on global economies in future periods. We suspended selling our products to markets in Russia and Belarus beginning in March 2022, which had and continues to have an unfavorable impact on our business. In addition, we were temporarily unable to sell our products in Ukraine due to the disruption in the country, but sales to Ukraine resumed in the first quarter of fiscal year 2023. Prior to the suspension of sales in Russia and Belarus, our net sales to these two regions were approximately 3% to 4% of consolidated net sales, the majority of which is related to Russia. We do not have facilities, third-party manufacturing partners, employees or inventory located in these affected regions. Additionally, the only activities we conducted in these regions prior to the suspension of sales were through local marketing distributors. Write-offs of previously existing accounts receivable from those marketing distributors affected by the crisis have not been significant to date and are not expected to become significant in future periods.
As a result of this conflict, commodity markets remain subject to heightened levels of uncertainty, especially as they relate to the price of crude oil, which increased significantly in the immediate aftermath of the sanctions against Russia. Increases in crude oil prices unfavorably impact the cost of our products, as well as the cost of the transportation and distribution of our products. The length and severity of the recent volatility increases in the price of crude oil are highly unpredictable and may impact our cost of goods sold for as long as these conditions exist.

Results of Operations
Fiscal Year Ended August 31, 2023 Compared to Fiscal Year Ended August 31, 2022
Operating Items
The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Fiscal Year Ended August 31,
	2023	2022	Change from Prior Year
			Dollars	Percent
Net sales:
Maintenance products	$503,558	$485,326	$18,232	4%
Homecare and cleaning products	33,697	33,494	203	1%
Total net sales	537,255	518,820	18,435	4%
Cost of products sold	263,035	264,055	(1,020)	0%
Gross profit	274,220	254,765	19,455	8%
Operating expenses	184,496	167,435	17,061	10%
Income from operations	$89,724	$87,330	$2,394	3%
Net income	$65,993	$67,329	$(1,336)	(2)%
Earnings per common share – diluted	$4.83	$4.90	$(0.07)	(1)%
Net Sales by Segment
The following table summarizes net sales by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2023	2022	Change from Prior Year
			Dollars	Percent
Americas	$266,772	$240,233	$26,539	11%
EMEA	190,818	204,688	(13,870)	(7)%
Asia-Pacific	79,665	73,899	5,766	8%
Total	$537,255	$518,820	$18,435	4%

Americas Sales
The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2023	2022	Change from Prior Year
			Dollars	Percent
Maintenance products	$250,348	$223,470	$26,878	12%
Homecare and cleaning products	16,424	16,763	(339)	(2)%
Total	$266,772	$240,233	$26,539	11%
% of consolidated net sales	50%	47%

CC Net sales – non-GAAP (1)	$266,018	$240,233	$25,785	11%
Currency impact on current period – non-GAAP	$754
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
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Americas segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

Increase in average selling price(1)	$13.6	$12.0	$11.0	$3.5	$40.1
(Decrease) increase in sales volume(1)	(11.7)	(3.8)	(1.5)	2.6	(14.4)
Currency impact on current period – non-GAAP	(0.2)	0.2	0.2	0.6	0.8
Increase in net sales	$1.7	$8.4	$9.7	$6.7	$26.5
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Americas Sales – Fiscal Year Ended – August 31, 2023 Compared to August 31, 2022
Net sales of maintenance products in the Americas segment increased primarily due to the following (by region):
•U.S. sales increased $30.8 million, or 17%. WD-40 Multi-Use Product sales increased by $31.0 million, or 19%, primarily due to price increases implemented throughout the prior fiscal year, which had a significant impact on net sales during fiscal year 2023. In addition, net sales were positively impacted by improved supply chain capacity. WD-40 Specialist and 3-IN-ONE products are sourced at certain third-party manufacturers that were impacted significantly by global supply chain constraints in the prior period, particularly in the first half of fiscal year 2022. However, adjustments we have made in our supply chain to increase the production capacity of our most significant products, including WD-40 Specialist and 3-IN-ONE, improved the availability of these products from period to period. WD-40 Specialist and 3-IN-ONE sales increased by $5.5 million, or 24%, and $3.7 million, or 49%, respectively, primarily due to these improvements that resulted in increased sales volume, as well as price increases implemented during the last twelve months.
•Latin America sales decreased $3.6 million, or 8%, primarily due to weaker economic conditions in many countries within this region, as well as the timing of marketing distributor orders from period to period. Sales were unfavorably impacted period to period due to marketing distributors purchasing a higher level of our product in advance of price increases that went into effect in late fiscal year 2022 for some regions in Latin America. This resulted in certain marketing distributors carrying a higher level of our product than usual leading into fiscal year 2023, which was combined with lower demand due to weaker economic conditions in these regions that limited the level of orders from these distributors during the fiscal year 2023. These unfavorable impacts were partially offset by higher sales in our direct market in Mexico, primarily due to favorable impacts of changes in foreign currency exchange rates and price increases from period to period, partially offset by lower sales volumes as a result of lower demand.
•Canada sales decreased $0.6 million, or 4%, due to unfavorable changes in foreign currency exchange rates and weaker economic conditions that resulted in lower levels of demand and decreased sales volume. In the prior fiscal year, we experienced a higher level of demand in the industrial channel of Western Canada as a result of increased activity levels of end-users in the oil industry due to market conditions within the industry at that time. Demand in the industrial channel of Western Canada was significantly lower in fiscal year 2023. These unfavorable impacts were partially offset by price increases from period to period.
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
For the Americas segment, 78% of sales came from the U.S., and 22% of sales came from Canada and Latin America combined for the fiscal year ended August 31, 2023 compared to the prior fiscal year when 74% of sales came from the U.S., and 26% of sales came from Canada and Latin America combined.
EMEA Sales
The following table summarizes net sales by product line for the EMEA segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2023	2022	Change from Prior Year
			Dollars	Percent
Maintenance products	$181,501	$196,524	$(15,023)	(8)%
Homecare and cleaning products	9,317	8,164	1,153	14%
Total	$190,818	$204,688	$(13,870)	(7)%
% of consolidated net sales	36%	39%

CC Net sales – non-GAAP (1)	$205,715	$204,688	$1,027	1%
Currency impact on current period – non-GAAP	$(14,897)

(1)Current fiscal year constant currency net sales translated at the foreign currency exchange rates in effect for the corresponding period of the prior fiscal year, compared to prior period actual net sales.

The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the EMEA segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

Increase in average selling price(1)	$9.5	$11.1	$9.7	$6.0	$36.3
Decrease in sales volume(1) – Russian markets	(5.0)	(3.3)	-	-	(8.3)
Decrease in sales volume(1) – All other markets	(13.2)	(10.2)	(3.5)	(0.1)	(27.0)
Currency impact on current period – non-GAAP	(8.0)	(4.9)	(3.2)	1.2	(14.9)
(Decrease) increase in net sales	$(16.7)	$(7.3)	$3.0	$7.1	$(13.9)
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

EMEA Sales – Fiscal Year Ended – August 31, 2023 Compared to August 31, 2022
Net sales decreased in the EMEA segment due to the following drivers:
Direct Markets – EMEA (72% of net sales YTD FY2023 vs 67% YTD FY2022)
•Sales in our direct markets decreased $1.6 million, or 1%. Changes in foreign currency exchange rates unfavorably impacted net sales by $10.6 million as a result of the weakening of the Pound Sterling, the functional currency of our U.K. subsidiary, against the U.S. Dollar.
•In addition, decreases in sales volume in most direct markets within Europe unfavorably impacted sales period to period. These volume decreases were due to reduced demand compared to the prior period, driven by weaker market and economic conditions as well as a lower level of customer orders and promotional programs as customers adjust to the price increases implemented in late fiscal year 2022 and the first half of fiscal year 2023. These unfavorable impacts due to volume declines in Europe were offset by increases in sales volumes within the United Kingdom.
•The unfavorable impacts were partially offset by price increases across all direct markets.
Distributor Markets – EMEA (28% of net sales YTD FY2023 vs 33% YTD FY2022)
•Distributor market sales decreased $12.3 million, or 18%, in EMEA.
•Sales in Russia decreased $8.3 million from period to period due to the ongoing effects of the Russian military action in Ukraine. See The Impact of Russian Military Action in Ukraine described in the “Significant Developments” section above for further information regarding the suspension of our sales to Russian markets.
•In addition, sales in our distributor markets were unfavorably impacted by $4.3 million due to the weakening of the Pound Sterling, the functional currency of our U.K. subsidiary, against the U.S. Dollar. However, this unfavorable impact to sales in distributor markets was partially offset by the favorable impact of certain sales denominated other than in Pound Sterling, which strengthened against the Pound Sterling from period to period.
•Sales in distributor markets also decreased due to lower sales volumes of maintenance products in most distributor markets, particularly India, Kuwait, Poland, and Pakistan which were down $1.5 million, $1.2 million, $0.7 million and $0.6 million, respectively.

•The decreases in distributor market sales were partially offset by price increases implemented over the last twelve months and favorable changes in sales mix.
Asia-Pacific Sales
The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2023	2022	Change from Prior Year
			Dollars	Percent
Maintenance products	$71,709	$65,332	$6,377	10%
Homecare and cleaning products	7,956	8,567	(611)	(7)%
Total	$79,665	$73,899	$5,766	8%
% of consolidated net sales	14%	14%

CC Net sales – non-GAAP (1)	$83,221	$73,899	$9,322	13%
Currency impact on current period – non-GAAP	$(3,556)
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
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Asia-Pacific segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Increase in average selling price(1)	$3.1	$0.9	$0.6	$0.9	$5.5
Increase (decrease) in sales volume(1)	3.5	(1.0)	5.5	(4.1)	3.9
Currency impact on current period – non-GAAP	(1.4)	(0.8)	(0.8)	(0.6)	(3.6)
Increase (decrease) in net sales	$5.2	$(0.9)	$5.3	$(3.8)	$5.8
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Asia-Pacific Sales – Fiscal Year Ended – August 31, 2023 Compared to August 31, 2022
Net sales in the Asia-Pacific segment increased due to the following drivers:
•Asia distributor markets sales increased $4.0 million, or 13%, primarily due to higher sales in the fiscal year 2023 due to the absence of COVID-19 lockdown measures, that had severely limited the production of our products by our third-party manufacturer located in Shanghai, China. In addition, sales increased as a result of successful promotional programs and customers that purchased product in advance of price increases implemented in the first half of fiscal year 2023, all of which resulted in increased demand and higher sales volumes in most countries in the region early in fiscal year 2023. Sales were also favorably impacted by price increases implemented over the last twelve months.
•China sales increased $2.4 million, or 12%, due to the success of promotional programs in fiscal year 2023, which increased sales volume from period to period. In addition, sales were favorably impacted by price increases during the prior fiscal year as well as the easing of COVID-19 lockdown measures in Shanghai during the comparative period that severely limited the production of our products by our third-party manufacturer located in the region. These favorable impacts were partially offset by unfavorable changes in foreign currency exchange rates. On a constant currency basis, sales in China would have increased $4.3 million, or 21%.

•Australia sales decreased $0.6 million, or 3% primarily due to the unfavorable impact of changes in foreign currency exchange rates and lower sales volumes, primarily due to lower demand of homecare and cleaning products in the region. On a constant currency basis, sales in Australia would have increased $1.1 million, or 5% due to the favorable impact of price increases.
Gross Profit
The following general information is important when assessing our gross margin:
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
•In the EMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The strengthening or weakening of the Euro and U.S. Dollar against the Pound Sterling may result in foreign currency related changes to the gross margin percentage in the EMEA segment from period to period; and
•Our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $17.1 million and $18.6 million for the fiscal years ended August 31, 2023 and 2022, respectively.
•For further information pertaining to recent trends and economic conditions affecting gross margin, please see the section titled “Significant Developments”.
The following table summarizes gross margin and gross profit (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2023	2022	Change from Prior Year
Gross profit	$274,220	$254,765	$19,455
Gross margin	51.0%	49.1%	190	bps (1)
(1)Basis points (“bps”) change in gross margin.
Gross Margin – Fiscal Year Ended – August 31, 2023 Compared to August 31, 2022
Gross margin increased 190 bps primarily due to the following favorable impacts, significantly offset by unfavorable impacts:

Favorable/(Unfavorable)	Explanations
720 bps	Sales price increases implemented in all three segments at varying times during the current and prior fiscal year.
60 bps	Changes in foreign currency exchange rates in the EMEA segment.
(290) bps	Higher costs of aerosol cans.
(260) bps	Higher costs of specialty chemicals used in the formulation of our products.
(90) bps	Higher filling fees paid to our third-party contract manufacturers, primarily in the Americas segment.

Selling, General and Administrative (“SG&A”) Expenses

	Fiscal Year Ended August 31,
	2023	2022	Change from Prior Year
			Dollars	Percent
SG&A expenses	$154,684	$138,658	$16,026	12%
% of net sales	28.8%	26.7%
SG&A Expenses – Fiscal Year Ended – August 31, 2023 Compared to August 31, 2022
The increase in SG&A expenses was primarily due to increases in employee-related costs of $13.0 million due to increased headcount and annual compensation increases, as well as higher incentive compensation accruals. Travel and meeting expense also increased SG&A by $4.2 million due to the reduction in travel restrictions related to COVID-19 from period to period. In addition, professional services fees increased $3.4 million in support of the initiatives associated with our strategic framework in the Americas and EMEA segments, including the ongoing implementation of our new information system and increased cloud-based software usage and license fees. In addition, sales commissions increased $0.5 million primarily due to higher sales in the Americas segment. Other miscellaneous expenses increased $0.9 million, primarily as a result of higher overhead expenses. These increases to SG&A expenses were partially offset by favorable changes in foreign currency exchange rates, which reduced SG&A expenses by $5.0 million. In addition, freight expense decreased $1.0 million from period to period.
We continued our research and development investment, the majority of which is associated with our maintenance products, in support of our focus on innovation and renovation of our products. Research and development costs for the fiscal years ended August 31, 2023 and 2022 were $6.2 million and $5.1 million, respectively. Our research and development team engages in consumer research, product development, current product improvements and testing activities. This team leverages its development capabilities by collaborating with a network of outside resources including our current and prospective third-party contract manufacturers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.
Advertising and Sales Promotion (“A&P”) Expenses

	Fiscal Year Ended August 31,
	2023	2022	Change from Prior Year
			Dollars	Percent
A&P expenses	$28,807	$27,343	$1,464	5%
% of net sales	5.4%	5.3%
A&P Expenses – Fiscal Year Ended – August 31, 2023 Compared to August 31, 2022
The increase in A&P expenses was primarily due to a higher level of promotional programs and marketing support in the Americas segment. This increase was also partially attributable to us investing more in the promotion of new product innovations such as WD-40 Specialist Degreaser & Cleaner EZ-Pods and WD-40 Precision Pen.
Total promotional costs recorded as a reduction to sales were $29.1 million and $28.1 million for the fiscal years ended August 31, 2023 and 2022, respectively. Therefore, our total investment in A&P activities totaled $57.9 million and $55.4 million for the fiscal years ended August 31, 2023 and 2022, respectively.

Income from Operations by Segment
The following table summarizes income from operations by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2023	2022	Change from Prior Year
			Dollars	Percent
Americas	$60,797	$54,198	$6,599	12%
EMEA	39,456	42,058	(2,602)	(6)%
Asia-Pacific	25,887	22,590	3,297	15%
Unallocated corporate (1)	(36,417)	(31,516)	(4,901)	(16)%
Total	$89,723	$87,330	$2,393	3%
(1)Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the business segments. These expenses are reported separate from our identified segments and are included in Selling, General and Administrative expenses on our consolidated statements of operations.
Americas
Americas Operating Income – Fiscal Year Ended – August 31, 2023 Compared to August 31, 2022
Income from operations for the Americas increased to $60.8 million, up $6.6 million, or 12%, due to a $26.5 million increase in sales and a higher gross margin, partially offset by higher operating expenses. Gross margin for the Americas segment increased from 47.3% to 48.9% primarily due to the favorable impact of price increases implemented during the last twelve months, offset by increases in the costs of petroleum-based specialty chemicals and concentrate costs at our third-party manufacturers due to inflationary impacts. Operating expenses increased $10.4 million due to higher employee-related costs as a result of increased headcount and higher accrued incentive compensation. In addition, operating expenses increased due to a higher level of professional services expense, travel and meeting expense and A&P expense. Operating income as a percentage of net sales increased from 22.6% to 22.8% period over period.
EMEA
EMEA Operating Income – Fiscal Year Ended – August 31, 2023 Compared to August 31, 2022
Income from operations for the EMEA segment decreased to $39.5 million, down $2.6 million, or 6%, primarily due to a $13.9 million decrease in sales, which was slightly offset by a higher gross margin. Gross margin for the EMEA segment increased from 49.6% to 52.2% primarily due to price increases that were implemented over the last twelve months, significantly offset by the increased costs of aerosol cans and petroleum-based specialty chemicals. Operating expenses increased $0.6 million as higher travel and meeting expense and higher employee-related costs were mostly offset by lower level of A&P and freight expenses. Operating income as a percentage of net sales increased from 20.5% to 20.7% period over period.
Asia-Pacific
Asia-Pacific Operating Income – Fiscal Year Ended – August 31, 2023 Compared to August 31, 2022
Income from operations for the Asia-Pacific segment increased to $25.9 million, up $3.3 million, or 15%, primarily due to a $5.8 million increase in sales and a higher gross margin, partially offset by an increase in operating expenses. Gross margin for the Asia-Pacific segment increased from 53.6% to 55.3% primarily due to the favorable impact of price increases that were implemented during the current and prior fiscal year, partially offset by the increased cost of petroleum-based specialty chemicals and higher fill fees paid to our third-party contract manufacturers. Operating expenses increased $1.2 million from period to period primarily due to higher A&P expenses and travel and meetings expense. Operating income as a percentage of net sales increased from 30.6% to 32.5% period over period.

Non-Operating Items
The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Fiscal Year Ended August 31,
	2023	2022	Change
Interest income	$231	$102	$129
Interest expense	$5,614	$2,742	$2,872
Other (expense) income, net	$822	$(582)	$1,404
Provision for income taxes	$19,170	$16,779	$2,391
Interest Income
Interest income was not significant for both the fiscal years ended August 31, 2023 and 2022.
Interest Expense
Interest expense increased primarily due to an increased weighted average outstanding balance on our revolving credit facility and higher interest rates related to draws on this credit facility.
Other (Expense) Income, Net
Other income (expense), net changed by $1.4 million from period to period which was primarily due to net foreign currency losses during fiscal year 2022 as compared to net foreign currency exchange gains in fiscal year 2023 due to fluctuations in the foreign currency exchange rates for both the U.S. Dollar and the Euro against the Pound Sterling.
Provision for Income Taxes
The provision for income taxes was 22.5% of income before income taxes for the fiscal year ended August 31, 2023 compared to 19.9% for the prior fiscal year. The increase in the effective income tax rate from period to period was primarily due to higher tax rates in certain foreign jurisdictions, as well as tax shortfalls from the settlements of stock-based equity awards and increases in interest expense related to uncertain tax positions. The increase was partially offset by a decrease in nondeductible performance-based compensation expense.
Net Income
Net income was $66.0 million, or $4.83 per common share on a fully diluted basis, for fiscal year 2023 compared to $67.3 million, or $4.90 per common share on a fully diluted basis, for the prior fiscal year. Changes in foreign currency exchange rates year over year had an unfavorable impact of $2.4 million on net income for fiscal year 2023. Thus, on a constant currency basis, net income for fiscal year 2023 would have been $68.4 million.
Results of Operations
Fiscal Year Ended August 31, 2022 Compared to Fiscal Year Ended August 31, 2021
For discussion related to changes in financial condition and the results of operations for fiscal year 2022 compared to fiscal year 2021, refer to Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, which was filed with the SEC on October 24, 2022.
Performance Measures and Non-GAAP Reconciliations
In managing our business operations and assessing our financial performance, we supplement the information provided by our financial statements with certain non-GAAP performance measures. These performance measures are part of our current 55/30/25 business model, which includes gross margin, cost of doing business, and earnings before interest, income taxes, depreciation and amortization (“EBITDA”), the latter two of which are non-GAAP performance measures. Cost of doing business is defined as total operating expenses less amortization of definite-lived intangible assets, impairment charges related to intangible assets and depreciation in operating departments, and EBITDA is defined as net income before interest, income taxes, depreciation and amortization. We target our gross margin to be 55% of net sales, our cost of doing business to be 30% of net sales, and our EBITDA to be 25% of net sales. Results for these performance measures may vary from period to period depending on various factors, including economic conditions such as the inflationary environment we have experienced in the last several fiscal years, and our level of investment in activities for the future such as those related to quality assurance, regulatory compliance, information technology, sustainability, and intellectual property protection in order to safeguard our WD-40 brand. Our targets for gross margin and these other performance measures are long-term in nature and we expect to make progress towards them over time. For more detailed information pertaining to recent trends and economic conditions and the actions we are taking to respond to them, please see the section titled “Significant Developments”.
The following table summarizes the results of these performance measures:

	Fiscal Year Ended August 31,
	2023	2022	2021
Gross margin – GAAP	51%	49%	54%
Cost of doing business as a percentage of net sales – non-GAAP	33%	31%	35%
EBITDA as a percentage of net sales – non-GAAP (1)	18%	18%	20%
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
Cost of Doing Business (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2023	2022	2021
Total operating expenses – GAAP	$184,496	$167,435	$174,898
Amortization of definite-lived intangible assets	(1,005)	(1,434)	(1,449)
Depreciation (in operating departments)	(4,147)	(4,369)	(4,311)
Cost of doing business – non-GAAP	$179,344	$161,632	$169,138
Net sales	$537,255	$518,820	$488,109
Cost of doing business as a percentage of net sales – non-GAAP	33%	31%	35%

EBITDA (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2023	2022	2021
Net income – GAAP	$65,993	$67,329	$70,229
Provision for income taxes	19,170	16,779	16,270
Interest income	(231)	(102)	(81)
Interest expense	5,614	2,742	2,395
Amortization of definite-lived intangible assets	1,005	1,434	1,449
Depreciation	7,146	6,860	5,570
EBITDA	$98,697	$95,042	$95,832
Net sales	$537,255	$518,820	$488,109
EBITDA as a percentage of net sales – non-GAAP	18%	18%	20%

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
Our principal sources of liquidity are cash generated from operations and cash currently available from our existing unsecured revolving credit facility under the Credit Agreement with Bank of America, N.A. We use proceeds of the revolving credit facility primarily for our general working capital needs. We also hold borrowings under the Note Agreement. See Note 8 – Debt for additional information on these agreements.
We have historically held a balance of outstanding draws on our line of credit in either U.S. Dollars in the Americas segment or in Euros and Pounds Sterling in the EMEA segment. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. We have the ability to refinance any draws under the line of credit with successive short-term borrowings through the September 30, 2025 maturity date of the Credit Agreement. Outstanding draws for which we have both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of August 31, 2023, $42.9 million of the outstanding balance under our line of credit resides in the EMEA segment and is denominated in Euros and Pounds Sterling and classified long-term, whereas $10.0 million is denominated in U.S. Dollars and classified as short-term. In the United States, we held $67.6 million in fixed rate long-term borrowings as of August 31, 2023, consisting of senior notes under our Note Agreement. We paid $0.8 million in principal payments on our Series A Notes during fiscal year 2023. There were no other letters of credit outstanding or restrictions on the amount available on our line of credit or notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three and a half to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 8 – Debt for additional information on these financial covenants. At August 31, 2023, we were in compliance with all material debt covenants. We continue to monitor our compliance with all debt covenants and, at the present time, we believe that the likelihood of being unable to satisfy all material covenants is remote. At August 31, 2023, we had a total of $48.1 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.
We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund short-term and long-term operating requirements, capital expenditures, dividend payments, acquisitions, new business development activities and share repurchases. On October 12, 2021, our Board approved a share repurchase plan (the “2021 Repurchase Plan”). Under the

2021 Repurchase Plan, which became effective on November 1, 2021, we were authorized to acquire up to $75.0 million of our outstanding shares through August 31, 2023. On June 19, 2023, our Board approved a share repurchase plan (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, which became effective on September 1, 2023, we are authorized to acquire up to $50.0 million of our outstanding shares through August 31, 2025.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Fiscal Year Ended August 31,
	2023	2022	2021
Net cash provided by operating activities	$98,391	$2,604	$84,714
Net cash used in investing activities	(6,216)	(7,691)	(14,460)
Net cash used in financing activities	(85,048)	(38,011)	(40,749)
Effect of exchange rate changes on cash and cash equivalents	3,173	(5,020)	(6)
Net increase (decrease) in cash and cash equivalents	$10,300	$(48,118)	$29,499
Operating Activities
Net cash provided by operating activities increased $95.8 million to $98.4 million for fiscal year 2023. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for fiscal year ended August 31, 2023 was net income of $66.0 million, which decreased $1.3 million from period to period. Changes in our working capital, which increased net cash provided by operating activities, were primarily attributable to a decrease in inventory during the fiscal year 2023 compared to a significant increase in inventory in the corresponding period of the prior fiscal year, which resulted in a $72.6 million favorable impact period over period to our cash provided by operating activities. In the prior fiscal year, we took deliberate actions to increase inventory levels of certain raw materials, components and finished goods due to challenges within supply chain and increased lead times required by suppliers. This building of our inventory continued into the first quarter of fiscal year 2023 and we have experienced increases in the capacity and flexibility of our supply chain as a direct result of these actions. Although our inventory levels remain at balances that are higher than historical levels, inventory has decreased since the first quarter of 2023 through the end of fiscal year 2023. In addition, net cash provided by operating activities increased from period to period due to lower increases in other assets. Net cash provided by operating activities also increased due to lower incentive compensation payouts in fiscal year 2023 compared to the prior fiscal year.
Investing Activities
Net cash used in investing activities decreased $1.5 million to $6.2 million for fiscal year 2023, primarily due to a lower level of manufacturing-related capital expenditures within the U.S. and the U.K. from period to period.
Financing Activities
Net cash used in financing activities increased $47.0 million to $85.0 million for fiscal year 2023. This change was primarily due to net repayments on our revolving credit facility of $28.3 million during the fiscal year, compared to net proceeds of $38.4 million in the prior fiscal year. Increases in dividends paid to our stockholders also increased cash used in financing activities by $2.6 million. Offsetting these increases in cash outflows from period to period was a decrease in treasury stock purchases of $18.7 million, as well as a decrease of $3.6 million in shares withheld to cover taxes on conversion of equity awards.
Effect of Exchange Rate Changes
All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary, which operates in Pounds Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms was an increase in cash of $3.2 million in fiscal year 2023, while such changes resulted in a decrease in cash of $5.0 million for fiscal year 2022, and were not significant in fiscal year 2021. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Pound Sterling against the U.S. Dollar.
Cash Flows
Fiscal Year Ended August 31, 2022 Compared to Fiscal Year Ended August 31, 2021
For discussion related to changes in the consolidated statements of cash flows for fiscal year 2022 compared to fiscal year 2021, refer to Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2022, which was filed with the SEC on October 24, 2022.
Share Repurchase Plans
The information required by this item is incorporated by reference to Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 9 — Share Repurchase Plans, included in this report.
Dividends
We have historically paid regular quarterly cash dividends on our common stock. On December 13, 2022, our Board approved a 6% increase in the regular quarterly cash dividend, increasing it from $0.78 per share to $0.83 per share. On October 6, 2023, our Board declared a cash dividend of $0.83 per share payable on October 31, 2023 to stockholders of record on October 20, 2023. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.
Contractual Obligations
We hold borrowings under our Note Purchase and Private Shelf Agreement with fixed repayment requirements and under a Revolving Credit Facility that has variable underlying interest rates. For additional details on these borrowings, including ability and intent assessment on our credit facility agreement with Bank of America, N.A., refer to the information set forth in Part IV—Item 15, “Exhibits, Financial Statement Schedules”, Note 8 – Debt.
Additionally, we have ongoing relationships with various suppliers (contract manufacturers) that manufacture our products, and third-party distribution centers that warehouse and ship our products to customers. The contract manufacturers maintain title and control of certain raw materials and components, materials utilized in finished products, and the finished products themselves until shipment to our third-party distribution centers or customers in accordance with agreed-upon shipment terms. Although we have definitive minimum purchase obligations in the contract terms with certain of our contract manufacturers, when such obligations have been included, they have either been immaterial or the minimum amounts have been such that they are well below the volume of goods that we have historically purchased. In addition, in the ordinary course of business, we communicate supply needs to our contract manufacturers based on orders and short-term projections, ranging from two to six months. We are committed to purchase the products produced by the contract manufacturers based on the projections provided. Upon the termination of contracts with contract manufacturers, we obtain certain inventory control rights and are obligated to work with the contract manufacturer to sell through all product held by or manufactured by the contract manufacturer on our behalf during the termination notification period. If any inventory remains at the contract manufacturer at the termination date, we are obligated to purchase such inventory which may include raw materials, components and finished goods. The amounts for inventory purchased under termination commitments have been immaterial.
In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of August 31, 2023, no such commitments were outstanding.
At August 31, 2023, the liability recorded for uncertain tax positions, excluding associated interest and penalties, was approximately $9.3 million. For additional details on our uncertain tax positions, refer to the information set forth in Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 13 – Income Taxes. We have estimated that up to $0.4 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months.

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
Revenue Recognition
Sales are recognized as revenue at a point in time upon transferring control of the product to the customer. This typically occurs when products are shipped or delivered, depending on when risks of loss and title have passed to the customer per the terms of the contract. For certain of our sales we must make judgments and certain assumptions in order to determine when delivery has occurred. Through an analysis of end-of-period shipments for these particular sales, we estimate the time of transit and delivery of product to our customers to determine whether revenue should be recognized during the current reporting period for such shipments. Differences in judgments or estimates related to the lengthening or shortening of the estimated delivery time used could result in material differences in the timing of revenue recognition.
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
In determining the transaction price, management evaluates whether the price is subject to refunds or adjustments related to variable consideration to determine the net consideration to which we expect to be entitled. We record estimates of variable consideration as a reduction of sales in the consolidated statements of operations. Variable consideration primarily includes rebates/other discounts (cooperative marketing programs, volume-based discounts, shelf price reductions and allowances for shelf space, charges from customers for services they provided to us related to the sale and penalties/fines charged to us by our customers for failing to adhere to contractual obligations), coupon offers, cash discount allowances, and sales returns. These estimates are based on the expected value method considering all reasonably available information, including current and past trade promotion spending patterns, status of trade promotion activities and the interpretation of historical spending trends by customer and category, customer agreements and/or currently known factors that arise in the normal course of business. We review our assumptions and adjust these estimates accordingly on a quarterly basis. Our consolidated financial statements could be materially impacted if the actual promotion rates are different from the estimated rates. If our accrual estimates for sales incentives at August 31, 2023 were to differ by 10%, the impact on net sales would be approximately $1.3 million.
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
Our U.K. subsidiary, whose functional currency is Pounds Sterling, utilizes foreign currency forward contracts to limit our exposure to net asset balances held in non-functional currencies. We regularly monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions. While we engage in foreign currency hedging activity to reduce our risk, for accounting purposes, none of our foreign currency forward contracts are designated as hedges.
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
Interest Rate Risk
As of August 31, 2023, we had a $52.9 million outstanding balance on our existing $150.0 million revolving credit facility agreement with Bank of America, N.A. This $150.0 million revolving credit facility is subject to interest rate fluctuations. Under the terms of the credit facility agreement, we may borrow loans in U.S. Dollars or in foreign currencies from time to time until September 30, 2025. In addition, we had $67.6 million in fixed rate borrowings consisting of senior notes under our note purchase agreements as of August 31, 2023. For additional details on our long-term borrowings as of August 31, 2023, refer to the information set forth in Part IV—Item 15, “Exhibits, Financial Statement Schedules” and Note 8 – Debt. Interest rates associated with this revolving credit facility are based on the following rates:
•Bloomberg Short-term Bank Yield Index Rate (U.S. Dollar borrowings)
•Sterling Overnight Index Average Reference Rate (Pound Sterling borrowings)
•Euro Interbank Offered Rate (Euro borrowings)

As of August 31, 2023, our primary interest rate exposure was from changes in interest rates which affect the variable rate on our revolving credit facility. Based on the outstanding balance on our revolving credit facility as of August 31, 2023, the annualized effect of a one percentage point increase in variable interest rates would have resulted in a pretax reduction of our earnings and cash flows of approximately $0.5 million in fiscal year 2023. As of August 31, 2023, our weighted average cost of short-term debt, including both fixed and variable rate borrowings, was 5.6%.

Item 8.    Financial Statements and Supplementary Data
Our consolidated financial statements at August 31, 2023 and 2022 and for each of the three fiscal years in the period ended August 31, 2023, and the Report of Independent Registered Public Accounting Firm, are included in Item 15 of this report.
Quarterly Financial Data (Unaudited)
Pursuant to amendments in SEC Release No. 33-10890, we have omitted historical quarterly financial data for our business over the last two fiscal year periods as there has not been any retrospective change to the information previously reported.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2023, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, management concluded that its internal control over financial reporting is effective as of August 31, 2023.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of WD-40 Company included in Item 15 of this report, has audited the effectiveness of WD-40 Company’s internal control over financial reporting as of August 31, 2023, as stated in their report included in Item 15 of this report.

Changes in Internal Control over Financial Reporting
There were no changes to the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended August 31, 2023, that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
During the three months ended August 31, 2023, except for one of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) (collectively, “Section 16 Filers”), none of the Company’s Section 16 Filers informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K. On June 14, 2023, Patricia Q. Olsem’s Rule 10b5-1 trading arrangement terminated pursuant to its terms, i.e., upon the earlier of November 7, 2023 or the execution of all trades of all orders.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Certain information required by this item is set forth in sections under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Director Nominees,” and “Related Party Transactions Review and Oversight” in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2023 Annual Meeting of Stockholders on December 12, 2023 (“Proxy Statement”), which information is incorporated by reference herein. Information regarding executive officers is also incorporated by reference to the “Information Regarding our Executive Officers” section of our Proxy Statement.
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
Item 11.    Executive Compensation
Information required by this item is incorporated by reference to sections of the Proxy Statement under the headings “Director Compensation” (and the table following such section), “Compensation Committee – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” (and the compensation tables following such section), “Summary Compensation Table,” “Supplemental Death Benefit Plans and Supplemental Insurance Benefits,” “Change of Control Severance Agreements” and “CEO Pay Ratio.”
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Certain information required by this item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”
Equity Compensation Plan Information
The following table provides information regarding shares of our common stock authorized for issuance under equity compensation plans as of August 31, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan category
Equity compensation plans approved by security holders	137,829	(1)	$-	172,878
Equity compensation plans not approved by security holders	n/a		n/a	n/a
	137,829	(1)	$-	172,878
(1)Includes 79,816 securities to be issued pursuant to outstanding restricted stock units; 33,949 securities to be issued pursuant to outstanding market share units (“MSUs”) based on 100% of the target number of MSU shares to be issued upon achievement of the applicable performance measure specified for such MSUs; 2,916 securities to be issued pursuant to outstanding deferred performance units (“DPUs”); and 21,148 securities to be issued pursuant to outstanding performance share units (“PSUs”) based on 100% of the maximum number of PSU shares to be issued upon achievement of the applicable performance measure specified for such PSUs.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference to the Proxy Statement under the headings “Director Independence” and “Audit Committee – Related Party Transactions Review and Oversight.”

Item 14.    Principal Accountant Fees and Services
Information required by this item is incorporated by reference to the Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(2)Financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.
(3)Exhibits

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

10(a)	WD-40 Company 2016 Stock Incentive Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 3, 2016, Appendix A thereto.

10(b)	WD-40 Directors’ Compensation Policy and Election Plan dated October 5, 2023.

10(c)	Form of Indemnity Agreement between the Registrant and its executive officers and directors, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2013, Exhibit 10(d) thereto.

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

10(f)
Form of Performance Share Unit Restricted Stock Award Agreement for grants of Performance Share Units to Executive Officers in fiscal year 2021, incorporated by reference from the Registrant’s Form 10-K filed October 21, 2020, Exhibit 10(i) thereto.

10(g)
Form of Restricted Stock Unit Agreement for grants of Restricted Stock Units to Executive Officers in fiscal year 2022, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2021, Exhibit 10(j) thereto.

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

10(j)	Transition and Release Agreement, dated March 11, 2022, between WD-40 Company and Garry O. Ridge, incorporated by reference from the Registrant’s Form 8-K filed March 16, 2022, Exhibit 10.1 thereto.

10(k)
FY 2022 Restricted Stock Unit Award Agreement, dated March 11, 2022, between WD-40 Company and Garry O. Ridge, incorporated by reference from the Registrant’s Form 8-K filed March 16, 2022, Exhibit 10.2 thereto.

10(l)
Form of Restricted Stock Unit Agreement for grants of Restricted Stock Units to Executive Officers in fiscal year 2023, incorporated by reference from the Registrant’s Form 10-K filed October 24, 2022, Exhibit 10(o) thereto.

10(m)
Form of Market Share Unit Award Agreement for grants of Market Share Units to Executive Officers in fiscal year 2023, incorporated by reference from the Registrant’s Form 10-K filed October 24, 2022, Exhibit 10(p) thereto.

10(n)
Form of Performance Share Unit Restricted Stock Award Agreement for grants of Performance Share Units to Executive Officers in fiscal year 2023, incorporated by reference from the Registrant’s Form 10-K filed October 24, 2022, Exhibit 10(q) thereto.

10(o)	Form of Restricted Stock Unit Agreement for grants of Restricted Stock Units to Executive Officers in fiscal year 2024.

10(p)	Form of Market Share Unit Award Agreement for grants of Market Share Units to Executive Officers in fiscal year 2024.

10(q)	Form of Performance Share Unit Restricted Stock Award Agreement for grants of Performance Share Units to Executive Officers in fiscal year 2024.

10(r)	WD-40 Company 2017 Performance Incentive Compensation Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 2, 2017, Appendix A thereto.

10(s)
Form of WD-40 Company Supplemental Death Benefit Plan applicable to certain executive officers of the Registrant, incorporated by reference from the Registrant’s Form 10-K filed October 24, 2016, Exhibit 10(i) thereto.

10(t)	Form of Change in Control Severance Agreement between WD-40 Company and Executive Officers, incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2023, Exhibit 10(a) thereto.

10(u)	Credit Agreement dated March 16, 2020 among WD-40 Company and Bank of America, incorporated by reference from the Registrant’s Form 8-K filed March 20, 2020, Exhibit 10(a) thereto.

10(v)
Form of Acknowledgement Letter Agreement dated April 8, 2020 among WD-40 Company and Bank of America, incorporated by reference from the Registrant’s Form 10-Q filed April 9, 2020, Exhibit 10(d) thereto.

10(w)	Libor Transition Agreement dated November 29, 2021 among the Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed December 1, 2021, Exhibit 10(a) thereto.

10(x)
First Amendment to Credit Agreement dated September 30, 2020 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed October 6, 2020, Exhibit 10(a) thereto.

10(y)
Note Purchase and Private Shelf Agreement dated November 15, 2017 among WD-40 Company and Prudential and certain Note Purchasers, incorporated by reference from the Registrant’s Form 8-K filed November 17, 2017, Exhibit 10(a) thereto.

10(z)
First Amendment to Note Purchase Agreement dated February 23, 2018 among WD-40 Company and Prudential and certain Note Purchasers, incorporated by reference from the Registrant’s Form 8-K filed February 27, 2018, Exhibit 10(b) thereto.

10(aa)
Second Amendment to Note Purchase and Private Shelf Agreement dated March 16, 2020 among WD-40 Company and Prudential and certain Note Purchasers, incorporated by reference from the Registrant’s Form 8-K filed March 20, 2020, Exhibit 10(b) thereto.

10(ab)
Form of Limited Consent Letter Agreement dated April 8, 2020 among WD-40 Company and Prudential and certain Note Purchasers, incorporated by reference from the Registrant’s Form 10-Q filed April 9, 2020, Exhibit 10(e) thereto.

10(ac)
Third Amendment to Note Purchase and Private Shelf Agreement dated September 30, 2020 among WD-40 Company and Prudential and certain Note Purchasers, incorporated by reference from the Registrant’s Form 8-K filed October 6, 2020, Exhibit 10(e) thereto.

10(ad)	Series B Senior Notes dated September 30, 2020, incorporated by reference from the Registrant’s Form 8-K filed October 6, 2020, Exhibit 10(f) thereto.

10(ae)	Series C Senior Notes dated September 30, 2020, incorporated by reference from the Registrant’s Form 8-K filed October 6, 2020, Exhibit 10(g) thereto.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm dated October 23, 2023.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy for Recovery of Erroneously Awarded Compensation of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 23, 2023, Exhibit 10.1 thereto.

101
The following materials from WD-40 Company’s Annual report on Form 10-K for the fiscal year ended August 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (ii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheet, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023, formatted in iXBRL and contained in Exhibit 101.
Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WD-40 COMPANY
Registrant

/s/ SARA K. HYZER
SARA K. HYZER
Vice President, Finance and and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: October 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ STEVEN A. BRASS
STEVEN A. BRASS
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: October 23, 2023

/s/ CYNTHIA BURKS	/s/ TREVOR I. MIHALIK
CYNTHIA B. BURKS, Director	TREVOR I. MIHALIK, Director
Date: October 23, 2023	Date: October 23, 2023

/s/ DANIEL T. CARTER	/s/ GRACIELA I. MONTEAGUDO
DANIEL T. CARTER, Director	GRACIELA I. MONTEAGUDO, Director
Date: October 23, 2023	Date: October 23, 2023

/s/ ERIC P. ETCHART	/s/ DAVID B. PENDARVIS
ERIC P. ETCHART, Director	DAVID B. PENDARVIS, Director
Date: October 23, 2023	Date: October 23, 2023

/s/ LARA L. LEE	/s/ GREGORY A. SANDFORT
LARA L. LEE, Director	GREGORY A. SANDFORT, Director
Date: October 23, 2023	Date: October 23, 2023

/s/ EDWARD O. MAGEE, JR.	/s/ ANNE G. SAUNDERS
EDWARD O. MAGEE, JR., Director	ANNE G. SAUNDERS, Director
Date: October 23, 2023	Date: October 23, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of WD-40 Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of WD-40 Company and its subsidiaries (the “Company”) as of August 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended August 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Revenue Recognition – Product Sales
As described in Notes 2 and 11 to the consolidated financial statements, product sales make up a majority of the Company’s net sales of $537.3 million for the year ended August 31, 2023. The Company generates revenue from sales of its products to customers. Product sales include maintenance products and homecare and cleaning products. As disclosed by management, sales are recognized as revenue at a point in time upon transferring control of the product to the customer, which typically occurs when products are shipped or delivered, depending on when risks of loss and title have passed to the customer per the terms of the contract. The Company recognizes revenue related to the sale of these products in an amount reflecting the consideration to which it expects to be entitled.
The principal consideration for our determination that performing procedures relating to revenue recognition for product sales is a critical audit matter is a high degree of auditor effort involved in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to product sales revenue recognition, including controls over the recording of product sales at the point in time upon transferring control to the customer. These procedures also included, among others (i) testing the revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment or delivery, and cash receipts and (ii) confirming a sample of outstanding customer invoice balances as of August 31, 2023 and, for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment or delivery, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
San Diego, California
October 23, 2023
We have served as the Company’s auditor since at least 1972. We have not been able to determine the specific year we began serving as auditor of the Company.

WD-40 COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	August 31, 2023	August 31, 2022
Assets
Current assets:
Cash and cash equivalents	$48,143	$37,843
Trade and other accounts receivable, net	98,039	89,930
Inventories	86,522	104,101
Other current assets	15,821	17,766
Total current assets	248,525	249,640
Property and equipment, net	66,791	65,977
Goodwill	95,505	95,180
Other intangible assets, net	4,670	5,588
Operating lease right-of-use assets	7,820	7,559
Deferred tax assets, net	1,201	679
Other assets	13,454	9,672
Total assets	$437,966	$434,295

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,826	$32,852
Accrued liabilities	30,000	27,161
Accrued payroll and related expenses	16,722	11,583
Short-term borrowings	10,800	39,173
Income taxes payable	494	51
Total current liabilities	88,842	110,820
Long-term borrowings	109,743	107,139
Deferred tax liabilities, net	10,305	10,528
Long-term operating lease liabilities	5,832	5,999
Other long-term liabilities	13,066	11,185
Total liabilities	227,788	245,671

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 19,905,815 and 19,888,807 shares issued at August 31, 2023 and 2022, respectively; and 13,563,434 and 13,602,346 shares outstanding at August 31, 2023 and 2022, respectively	20	20
Additional paid-in capital	171,546	165,973
Retained earnings	477,488	456,076
Accumulated other comprehensive income (loss)	(31,206)	(36,209)
Common stock held in treasury, at cost — 6,342,381 and 6,286,461 shares at August 31, 2023 and 2022, respectively	(407,670)	(397,236)
Total stockholders’ equity	210,178	188,624
Total liabilities and stockholders’ equity	$437,966	$434,295
See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended August 31,
	2023	2022	2021

Net sales	$537,255	$518,820	$488,109
Cost of products sold	263,035	264,055	224,370
Gross profit	274,220	254,765	263,739

Operating expenses:
Selling, general and administrative	154,684	138,658	145,493
Advertising and sales promotion	28,807	27,343	27,956
Amortization of definite-lived intangible assets	1,005	1,434	1,449
Total operating expenses	184,496	167,435	174,898

Income from operations	89,724	87,330	88,841

Other income (expense):
Interest income	231	102	81
Interest expense	(5,614)	(2,742)	(2,395)
Other income (expense), net	822	(582)	(28)
Income before income taxes	85,163	84,108	86,499
Provision for income taxes	19,170	16,779	16,270
Net income	$65,993	$67,329	$70,229

Earnings per common share:
Basic	$4.84	$4.91	$5.11
Diluted	$4.83	$4.90	$5.09

Shares used in per share calculations:
Basic	13,578	13,668	13,698
Diluted	13,604	13,696	13,733
See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended August 31,
	2023	2022	2021

Net income	$65,993	$67,329	$70,229
Other comprehensive income (loss):
Foreign currency translation adjustment	5,003	(10,179)	2,178
Total comprehensive income	$70,996	$57,150	$72,407
See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at August 31, 2020	19,812,685	$20	$157,850	$398,731	$(28,208)	6,147,899	$(368,080)	$160,313
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	44,180		(3,668)					(3,668)
Stock-based compensation			9,555					9,555
Cash dividends ($2.78 per share)				(38,225)				(38,225)
Foreign currency translation adjustment					2,178			2,178
Net income				70,229				70,229
Balance at August 31, 2021	19,856,865	$20	$163,737	$430,735	$(26,030)	6,147,899	$(368,080)	$200,382
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	31,942		(4,461)					(4,461)
Stock-based compensation			6,697					6,697
Cash dividends ($3.06 per share)				(41,988)				(41,988)
Repurchases of common stock						138,562	(29,156)	(29,156)
Foreign currency translation adjustment					(10,179)			(10,179)
Net income				67,329				67,329
Balance at August 31, 2022	19,888,807	$20	$165,973	$456,076	$(36,209)	6,286,461	$(397,236)	$188,624
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	17,008		(861)					(861)
Stock-based compensation			6,434					6,434
Cash dividends ($3.27 per share)				(44,581)				(44,581)
Repurchases of common stock						55,920	(10,434)	(10,434)
Foreign currency translation adjustment					5,003			5,003
Net income				65,993				65,993
Balance at August 31, 2023	19,905,815	$20	$171,546	$477,488	$(31,206)	6,342,381	$(407,670)	$210,178
See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended August 31,
	2023	2022	2021
Operating activities:
Net income	$65,993	$67,329	$70,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,151	8,294	7,019
Net gains on sales and disposals of property and equipment	(90)	(311)	(249)
Deferred income taxes	(1,254)	596	(1,334)
Stock-based compensation	6,434	6,697	9,555
Unrealized foreign currency exchange (gains) losses, net	(1,702)	1,035	(511)
Provision for credit losses	391	143	210
Write-off of inventories	713	595	800
Changes in assets and liabilities:
Trade and other accounts receivable	(5,339)	(7,443)	(6,595)
Inventories	19,367	(53,260)	(14,574)
Other assets	(1,367)	(12,578)	(5,343)
Operating lease assets and liabilities, net	49	(32)	15
Accounts payable and accrued liabilities	(213)	5,208	15,485
Accrued payroll and related expenses	4,965	(13,133)	10,702
Other long-term liabilities and income taxes payable	2,293	(536)	(695)
Net cash provided by operating activities	98,391	2,604	84,714

Investing activities:
Purchases of property and equipment	(6,871)	(8,303)	(15,059)
Proceeds from sales of property and equipment	655	612	599
Net cash used in investing activities	(6,216)	(7,691)	(14,460)

Financing activities:
Treasury stock purchases	(10,434)	(29,156)	-
Dividends paid	(44,581)	(41,988)	(38,225)
Proceeds from issuance of long-term senior notes	-	-	52,000
Repayments of long-term senior notes	(800)	(800)	(800)
Net (repayments) proceeds from revolving credit facility	(28,372)	38,394	(50,056)
Shares withheld to cover taxes upon conversion of equity awards	(861)	(4,461)	(3,668)
Net cash used in financing activities	(85,048)	(38,011)	(40,749)
Effect of exchange rate changes on cash and cash equivalents	3,173	(5,020)	(6)
Net increase (decrease) in cash and cash equivalents	10,300	(48,118)	29,499
Cash and cash equivalents at beginning of period	37,843	85,961	56,462
Cash and cash equivalents at end of period	$48,143	$37,843	$85,961

Supplemental cash flow information:
Accrued capital expenditures	$80	$960	$1,123
Cash paid for:
Interest	$5,522	$2,687	$2,319
Income taxes, net of tax refunds received	$12,811	$18,345	$19,254
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
The Company’s products are sold in various locations around the world. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”) and Australia. The Company’s products are sold primarily through hardware stores, automotive parts outlets, industrial distributors and suppliers, mass retail and home center stores, value retailers, grocery stores, online retailers, warehouse club stores, farm supply, sport retailers, and independent bike dealers.
Note 2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
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
Trade Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance for credit losses based on historical write-off experience and the identification of specific balances deemed uncollectible. Trade accounts receivable are charged against the allowance when the Company believes it is probable that the trade accounts receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers. Allowance for credit losses related to the Company’s trade accounts receivable was not significant at August 31, 2023 and 2022.
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
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon estimated useful lives of ten to forty years for buildings and improvements, three to fifteen years for machinery and equipment, three to five years for vehicles, three to ten years for furniture and fixtures, three to seven years for R&D lab equipment and office equipment and three to five years for computer equipment. Depreciation expense totaled $7.1 million, $6.9 million and $5.6 million for fiscal years 2023, 2022 and 2021, respectively. These amounts include equipment depreciation expense which is recognized as cost of products sold and totaled $3.0 million, $2.5 million, and $1.2 million in fiscal years 2023, 2022, and 2021, respectively.
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
The useful lives of the Company’s internal-use software and capitalized cloud computing implementation costs are generally three to five years. However, the useful lives of major information system installations such as implementations of enterprise resource planning (“ERP”) systems and certain related software are determined on an individual basis and may exceed five years depending on the estimated period of use. The Company applies the same impairment model to both internal-use software and capitalized cloud computing implementation costs.
Leases
To determine if a contract contains a lease, the Company assesses its contracts and determines if there is an identified asset for which the Company has obtained the right to control, as defined in ASC 842. Right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized over the term of the lease. For leases that do not contain a readily determinable implicit rate, the Company determines the present value of the lease liability at the lease commencement date using its estimated secured incremental borrowing rate, determined by using a portfolio approach based on the rate of interest the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate in the currency of the lease. The Company records ROU assets and lease liabilities on its consolidated balance sheets for leases with an expected term greater than one year.
Lease agreements may contain rent escalation clauses, renewal or termination options, and rent holidays, amongst other features. ROU assets include amounts for scheduled rent increases. The lease term includes the committed, non-cancelable period of the lease and options to renew, extend or terminate the lease when it is reasonably certain the Company will exercise those options, and is reviewed in subsequent periods if a triggering event occurs. The Company has made the accounting policy election to use certain ongoing practical expedients made available by ASC 842 to: (i) not separate lease components from non-lease components for real estate – office buildings, machinery and equipment, lab equipment, office equipment, furniture and fixtures, IT equipment and third-party manufacturing facilities; and (ii) exclude leases with an initial term of twelve months or less (“short-term” leases) from the consolidated balance sheets and recognize related lease payments in the consolidated statements of operations on a straight-line basis over the lease term.
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
When testing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. If, after assessing qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative test is unnecessary. Otherwise, a quantitative test is performed to identify the potential impairment and to measure the amount of goodwill impairment, if any. The Company also performs a quantitative assessment periodically, regardless of the results of the qualitative assessments. Any required impairment losses are recorded as a reduction in the carrying amount of the related asset and charged to results of operations. No goodwill impairments were identified by the Company during fiscal years 2023, 2022 or 2021.
Subsequent Measurement of Long-lived Assets
The Company’s long-lived assets consist of property and equipment and definite-lived intangible assets. Long-lived assets are depreciated or amortized, as applicable, on a straight-line basis over their estimated useful lives. The Company assesses for potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and/or its remaining useful life may no longer be appropriate. Any required impairment loss would be measured as the amount by which the asset’s carrying amount exceeds its fair value, which is the amount at which the asset could be bought or sold in a current transaction between willing market participants and would be recorded as a reduction in the carrying amount of the related asset and a charge to results of operations. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. No impairments to its long-lived assets were identified by the Company during fiscal years 2023, 2022 or 2021.
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
Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of August 31, 2023, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents and short-term borrowings are recorded at cost, which approximates their fair values, primarily due to their short-term nature. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $60.1 million as of August 31, 2023, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to their carrying value of $67.6 million. During the fiscal years ended August 31, 2023, 2022 and 2021, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.
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
Concentration of Supplier Risk
The Company relies on a limited number of suppliers, including single or sole source suppliers for certain of its raw materials, packaging, product components and other necessary supplies. Historically, except for limited circumstances during the COVID-19 pandemic, the Company has been able to obtain adequate supplies of these materials which are used in the production of its maintenance products and homecare and cleaning products in a timely manner from existing sources and has been able to access adequate production capacity at its third-party manufacturers. Where possible and where it makes business sense, the Company works with secondary or multiple suppliers to qualify additional supply sources.
Insurance Coverage
The Company carries insurance policies to cover insurable risks such as property damage, business interruption, product liability, cyber liability, workers’ compensation and other risks, with coverage and other terms that it believes to be adequate and appropriate. These policies may be subject to applicable deductible or retention amounts, coverage limitations and exclusions. The Company does not maintain self-insurance with respect to its material risks; therefore, the Company has not provided for self-insurance reserves as of August 31, 2023 and 2022.
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
Contracts with customers are renewable periodically and contain terms and conditions with respect to payment, delivery, sales incentives, warranty and supply, but do not require mandatory purchase commitments. In the absence of a specific sales agreement with a customer, the Company’s standard terms and conditions at the time of acceptance of purchase orders apply to the sales transaction. The Company’s standard terms and conditions are either included in a standalone document or on the Company’s price lists or both, and these standard terms and conditions are provided to the customer prior to the sales transaction. The Company considers the customer purchase orders, governed by specific sales agreements or the Company’s standard terms and conditions, to be the contract with the customer. The Company considers each transaction to sell products as separate and distinct, with no additional promises made, and as a result, all of the Company’s sales are single performance obligation arrangements for which the transaction price is equivalent to the stated price of the product, net of any variable consideration for items such as sales returns, discounts, rebates and other sales incentives. The Company recognizes sales at a point in time upon transferring control of its product to the customer. This typically occurs when products are shipped or delivered, depending on when risks of loss and title have passed to the customer per the terms of the contract.
Taxes imposed by governmental authorities on the Company’s revenue, such as sales taxes and value added taxes, are excluded from net sales. Sales commissions are paid to certain third-parties based upon specific sales levels achieved during a defined time period. Since the Company’s contracts related to these sales commissions do not exceed one year, the Company has elected as a practical expedient to expense these payments as incurred. The Company also elected the practical expedient related to shipping and handling fees which allows the Company to account for freight costs as fulfillment activities instead of assessing such activities as performance obligations. The Company’s freight costs are sometimes paid by the customer, while other times, the freight costs are included in the sales price. The Company does not account for freight costs as a separate performance obligation, but rather as an activity performed to transfer the products to its customers.
Variable Consideration – Sales Incentives
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
Rebates and Other Discounts
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

Coupons
Coupon costs are based upon historical redemption rates and are recorded as a reduction to sales as incurred, which is when the coupons are circulated. Coupon redemption liabilities, which are included in accrued liabilities on the Company’s consolidated balance sheets, were not significant at August 31, 2023 and 2022. Coupons recorded as a reduction to sales were not significant during fiscal years 2023 and 2022, respectively.
Sales Returns
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
Contract Balances
Contract liabilities consist of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. Contract liabilities are recorded in accrued liabilities on the Company’s consolidated balance sheets. Contract assets are recorded if the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. The Company has an unconditional right to payment for its trade and other accounts receivable on the Company’s consolidated balance sheets.
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
Shipping and Handling Costs
Shipping and handling costs associated with the movement of finished goods from third-party contract manufacturers to the Company’s third-party distribution centers and from one third-party distribution center to another are capitalized in the cost of inventory and subsequently included in cost of sales when the sale to the customer is recognized in the statement of operations. Shipping and handling costs associated with out-bound transportation are included in selling, general and administrative expenses and are recorded at the time of shipment of product to the Company’s customers. Out-bound shipping and handling costs were $17.1 million, $18.6 million and $16.5 million for fiscal years 2023, 2022 and 2021, respectively.

Advertising and Sales Promotion Expenses
Advertising and sales promotion expenses are expensed as incurred. Advertising and sales promotion expenses include costs associated with promotional activities that the Company pays to third parties, which include costs for advertising (television, print media and internet), administration of coupon programs, consumer promotions, product demonstrations, public relations, agency costs, package design expenses and market research costs as well as market and sales data analyses. Advertising and sales promotion expenses also include product samples which are given to customers and are initiated by the Company and costs associated with shared marketing fund programs that the Company has in place with its marketing distributor customers. Total advertising and sales promotion expenses were $28.8 million, $27.3 million and $28.0 million for fiscal years 2023, 2022 and 2021, respectively.
Research and Development
The Company is involved in research and development efforts that include the ongoing development or innovation of new products and the improvement, extension or renovation of existing products or product lines. All research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses were $6.2 million, $5.1 million and $5.6 million in fiscal years 2023, 2022 and 2021, respectively. These expenses include costs associated with general research and development activities, as well as those associated with internal staff, overhead, design testing, market research and consultants.
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
Foreign Currency
The Company translates the assets and liabilities of its foreign subsidiaries into U.S. Dollars at current rates of exchange in effect at the end of the reporting period. Income and expense items are translated at rates that approximate the rates in effect at the transaction date. Gains and losses from translation are included in accumulated other comprehensive income or loss. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included as other income in the Company’s consolidated statements of operations. The Company had $0.5 million in net gains and $1.1 million in net losses in foreign currency transactions in fiscal years 2023 and 2022, respectively. The Company’s net losses in foreign currency transactions were not significant in fiscal year 2021.
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
Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized in other income (expense), net in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At August 31, 2023, the Company had a notional amount of $2.6 million outstanding in foreign currency forward contracts, which matured in September 2023. Unrealized net gains and losses related to foreign currency forward contracts were not significant at August 31, 2023 or 2022. Realized net losses related to foreign currency forward contracts were not significant for the fiscal years ended August 31, 2023 and 2022. Both unrealized and realized net gains and losses are recorded in other income on the Company’s consolidated statements of operations.
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
The Company calculates EPS using the two-class method, which provides for an allocation of net income between common stock and other participating securities based on their respective participation rights to share in dividends. Basic EPS is calculated by dividing net income available to common stockholders for the period by the weighted-average number of common shares outstanding during the period. Net income available to common stockholders for the period includes dividends paid to common stockholders during the period plus a proportionate share of undistributed net income allocable to common stockholders for the period; the proportionate share of undistributed net income allocable to common stockholders for the period is based on the proportionate share of total weighted-average common shares and participating securities outstanding during the period.
Diluted EPS is calculated by dividing net income available to common stockholders for the period by the weighted-average number of common shares outstanding during the period increased by the weighted-average number of potentially dilutive common shares (dilutive securities) that were outstanding during the period if the effect is dilutive. Dilutive securities are comprised of various types of stock-based equity awards granted under the Company’s prior and current equity incentive plans.
Stock-based Compensation
The Company accounts for stock-based equity awards exchanged for employee and non-employee director services in accordance with the authoritative guidance for share-based payments. Stock-based equity awards are measured at the estimated grant date fair value and expensed on a straight-line basis, net of forfeitures recognized as they occur, over the requisite service period. The requisite service period of employee awards generally ranges from about one to three years, although awards of certain employees may have shorter requisite service periods as a result of retirement, death and disability provisions. Nonemployee director awards vest immediately at the grant date. Compensation expense related to the Company’s stock-based equity awards is recorded as selling, general and administrative expenses in the Company’s consolidated statements of operations.
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
Recently Adopted Accounting Standards
None.
Note 3.    Inventories
Inventories consisted of the following (in thousands):

	August 31, 2023	August 31, 2022
Product held at third-party contract manufacturers	$6,680	$7,915
Raw materials and components	11,924	13,952
Work-in-process	497	881
Finished goods	67,421	81,353
Total	$86,522	$104,101
Note 4.    Property and Equipment and Capitalized Cloud-Based Software Implementation Costs
Property and equipment, net, consisted of the following (in thousands):

	August 31, 2023	August 31, 2022
Machinery, equipment and vehicles	$49,804	$44,533
Buildings and improvements	27,555	27,958
Computer and office equipment	6,151	5,757
Internal-use software	11,277	9,591
Furniture and fixtures	3,027	2,669
Capital in progress	7,937	10,135
Land	4,220	4,240
Subtotal	109,971	104,883
Less: accumulated depreciation and amortization	(43,180)	(38,906)
Total	$66,791	$65,977
As of August 31, 2023 and 2022, the Company’s consolidated balance sheets included $11.0 million and $6.5 million, respectively, of capitalized cloud-based implementation costs recorded as other assets within the Company’s consolidated balance sheets. These balances primarily consist of capitalized costs related to the new cloud-based enterprise resource planning system which the Company is in the process of implementing. Accumulated amortization associated with these assets was $0.7 million as of August 31, 2023, and was $0.5 million as of August 31, 2022. Amortization expense associated with these assets was not significant during the fiscal years 2023 or 2022.

Note 5.    Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2021	$85,476	9,184	1,209	95,869
Translation adjustments	(74)	(615)	—	(689)
Balance as of August 31, 2022	85,402	8,569	1,209	95,180
Translation adjustments	34	291	-	325
Balance as of August 31, 2023	$85,436	$8,860	$1,209	$95,505
During the second quarter of fiscal year 2023, the Company performed its annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as of the Company’s most recent goodwill impairment testing date, December 1, 2022. During the fiscal year 2023 annual goodwill impairment test, the Company performed a qualitative assessment of each reporting unit to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. In performing this qualitative assessment, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of its reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions, including the impacts of the COVID-19 pandemic; (2) industry and market conditions; (3) historical financial performance and expected financial performance; (4) other entity specific events, such as changes in management or key personnel; and (5) events affecting the Company’s reporting units, such as a change in the composition of net assets or any expected dispositions. Based on the results of this qualitative assessment, the Company determined that the estimated fair value of each of the Company’s reporting units exceeded their respective carrying values so significantly that an impairment charge to the Company’s goodwill balances is remote and, thus, a quantitative analysis was not required. The Company also concluded that there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to December 1, 2022 through August 31, 2023. As a result, the Company concluded that no impairment of its goodwill existed as of August 31, 2023. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.
Definite-lived Intangible Assets
The Company’s definite-lived intangible assets, which include the Spot Shot, Carpet Fresh, 1001, EZ REACH and GT85 trade names, are included in other intangible assets, net in the Company’s consolidated balance sheets. The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	August 31, 2023	August 31, 2022
Gross carrying amount	$35,877	$35,166
Accumulated amortization	(31,207)	(29,578)
Net carrying amount	$4,670	$5,588
There has been no impairment charge for the period ended August 31, 2023 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.

Changes in the carrying amounts of definite-lived intangible assets by segment are summarized below (in thousands):

	Americas	EMEA	Asia-Pacific	Total
Balance as of August 31, 2021	$5,495	1,749	-	$7,244
Amortization expense	(1,058)	(376)	-	(1,434)
Translation adjustments	-	(222)	-	(222)
Balance as of August 31, 2022	4,437	1,151	-	5,588
Amortization expense	(813)	(192)	-	(1,005)
Translation adjustments	-	87	-	87
Balance as of August 31, 2023	$3,624	$1,046	$-	$4,670
The estimated amortization expense for the Company’s definite-lived intangible assets is not significant in any future individual fiscal year.
Note 6.    Leases
The Company leases real estate for its regional sales offices, a research and development facility, and offices located at its international subsidiaries and branch locations. The Company also leases an automobile fleet in the United States. In addition, the Company has identified warehouse leases within certain third-party distribution center service contracts and a lease of a blending room within a third-party manufacturing contract. All other leases are insignificant to the Company’s consolidated financial statements.
Right-of-use assets and lease liabilities consisted of the following (in thousands):

	August 31, 2023	August 31, 2022
Assets:
Operating lease right-of-use assets	$7,820	$7,559

Liabilities:
Current operating lease liabilities(1)	2,144	1,703
Long-term operating lease liabilities	5,832	5,999
Total operating lease liabilities	$7,976	$7,702
(1)Current operating lease liabilities are classified in accrued liabilities on the Company’s consolidated balance sheets.
The Company’s maturities of its operating lease liabilities, including early termination and renewal options that management is reasonably certain to exercise, are as follows as of August 31, 2023 (in thousands):

Operating Leases
Fiscal year 2024	2,387
Fiscal year 2025	1,510
Fiscal year 2026	1,247
Fiscal year 2027	913
Fiscal year 2028	798
Thereafter	2,051
Total undiscounted future cash flows	$8,906
Less: Interest	(930)
Present value of lease liabilities	$7,976

The Company recorded $2.1 million and $2.0 million in lease expense during the fiscal years ended August 31, 2023 and 2022, respectively. This lease expense was included in selling, general and administrative expenses. The Company recorded $0.5 million of lease expense classified within cost of products sold for the fiscal year ended August 31, 2023, and $0.3 million for the fiscal year ended August 31, 2022. During the fiscal year ended August 31, 2023 and 2022, the Company paid cash of $2.4 million and $2.1 million related to lease liabilities, respectively. Variable lease expense under the Company’s lease agreements was not significant for both the fiscal years ended August 31, 2023 and 2022. As of August 31, 2023, the weighted-average remaining lease term was 5.9 years and the weighted-average discount rate was 3.4% for the Company’s operating leases. As of August 31, 2022, the weighted-average remaining lease term was 6.5 years and the weighted-average discount rate was 3.1% for the Company’s operating leases. The Company had $3.8 million of prepaid deposits for a future right to use a blending facility recorded in other current assets on the Company’s consolidated balance sheets as of August 31, 2023, which converted to an ROU asset after August 31, 2023. In addition, the Company had approximately $1.6 million of leases that commenced after August 31, 2023 that created rights and obligations to the Company. These leases are not included in the preceding schedules.
The Company had no significant short-term leases as of August 31, 2023. The Company obtained additional ROU assets of $1.7 million in exchange for lease obligations related to renewals of existing leases during fiscal year 2023. As of August 31, 2023 and 2022, finance leases were not significant and all leases recorded on the Company’s consolidated balances sheets were operating leases. Residual value guarantees, restrictions, covenants, sublease income, net gains or losses from sale and leaseback transactions, and transactions with related parties associated with leases were also not significant.
Note 7.    Accrued and Other Liabilities
Accrued liabilities consisted of the following (in thousands):

	August 31, 2023	August 31, 2022
Accrued advertising and sales promotion expenses	$14,472	$13,563
Accrued professional services fees	1,924	1,979
Accrued sales taxes and other taxes	2,618	995
Deferred revenue	4,552	4,988
Short-term operating lease liability	2,144	1,703
Other	4,290	3,933
Total	$30,000	$27,161
Accrued payroll and related expenses consisted of the following (in thousands):

	August 31, 2023	August 31, 2022
Accrued incentive compensation	$6,698	$2,524
Accrued payroll	4,298	4,001
Accrued profit sharing	3,561	2,758
Accrued payroll taxes	1,650	1,779
Other	515	521
Total	$16,722	$11,583
Note 8.    Debt
As of August 31, 2023, the Company held borrowings under two separate agreements as detailed below.
Note Purchase and Private Shelf Agreement
The Company holds borrowings under its Note Purchase and Private Shelf Agreement, as amended (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of

Prudential (the “Note Purchasers”). As of August 31, 2023, the Company had outstanding balances on its series A, B and C notes issued under this Note Agreement.
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
Short-term and long-term borrowings under the Company’s Credit Agreement and Note Agreement consisted of the following (in thousands):

	Issuance	Maturities (calendar year)	August 31, 2023	August 31, 2022

Credit Agreement – revolving credit facility (1)(3)	Various	9/30/2025	52,943	$77,912

Note Agreement
Series A Notes – 3.39% fixed rate(2)	11/15/2017	2023-2032	15,600	16,400
Series B Notes – 2.50% fixed rate(3)	9/30/2020	11/15/2027	26,000	26,000
Series C Notes – 2.69% fixed rate(3)	9/30/2020	11/15/2030	26,000	26,000
Total borrowings			120,543	146,312
Short-term portion of borrowings			(10,800)	(39,173)
Total long-term borrowings			$109,743	$107,139
(1)The Company has the ability to refinance any draw under the line of credit with successive short-term borrowings through the maturity date. Outstanding draws for which management has both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of August 31, 2023, $42.9 million on this facility is classified as long-term and is denominated in Euros and Pounds Sterling. $10.0 million is classified as short-term and is denominated entirely in U.S. Dollars. Euro and Pound Sterling denominated draws will fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.
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
•The consolidated interest coverage ratio cannot be less than three to one. The consolidated interest coverage ratio means, as of any date of determination, the ratio of (a) consolidated EBITDA for the most recently completed four fiscal quarters to (b) consolidated interest charges for the most recently completed four fiscal quarters
As of August 31, 2023, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.
Note 9.    Share Repurchase Plan
On October 12, 2021, the Company’s Board approved a share repurchase plan (the “2021 Repurchase Plan”). Under the 2021 Repurchase Plan, which became effective on November 1, 2021, the Company was authorized to acquire up to $75.0 million of its outstanding shares through August 31, 2023. During fiscal year 2023, the Company repurchased 55,920 shares at an average price of $186.09 per share, for a total cost of $10.4 million. Throughout the course of the 2021 Repurchase Plan, the Company repurchased 194,482 shares at an average price of $203.42 per share, for a total cost of $39.6 million.
On June 19, 2023, the Company’s Board approved a share repurchase plan (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, which became effective on September 1, 2023, the Company is authorized to acquire up to $50.0 million of its outstanding shares through August 31, 2025. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto.
Note 10.    Earnings per Common Share
The table below reconciles net income to net income available to common stockholders (in thousands):

	Fiscal Year Ended August 31,
	2023	2022	2021
Net income	$65,993	$67,329	$70,229
Less: Net income allocated to participating securities	(272)	(251)	(277)
Net income available to common stockholders	$65,721	$67,078	$69,952
The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Fiscal Year Ended August 31,
	2023	2022	2021
Weighted-average common shares outstanding, basic	13,578	13,668	13,698
Weighted-average dilutive securities	26	28	35
Weighted-average common shares outstanding, diluted	13,604	13,696	13,733
For the fiscal year ended August 31, 2023, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 4,551 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. For the fiscal year ended August 31, 2022, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 8,724 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. There were no anti-dilutive stock-based equity awards outstanding for the fiscal year ended August 31, 2021.

Note 11.    Revenue
The following table presents the Company’s revenues by segment and major source (in thousands):

	Fiscal Year Ended August 31, 2023				Fiscal Year Ended August 31, 2022
	Americas	EMEA	Asia-Pacific	Total	Americas	EMEA	Asia-Pacific	Total
Maintenance products	$250,348	$181,501	$71,709	$503,558	$223,470	$196,524	$65,332	$485,326
HCCP (1)	16,424	9,317	7,956	33,697	16,763	8,164	8,567	33,494
Total net sales	$266,772	$190,818	$79,665	$537,255	$240,233	$204,688	$73,899	$518,820
(1)Homecare and cleaning products (“HCCP”)
The Company recorded approximately $33.3 million and $32.8 million in rebates/other discounts as a reduction to sales during fiscal years 2023 and 2022, respectively. The Company had a $11.1 million and $8.7 million balance in rebate/other discount liabilities as of August 31, 2023 and 2022, respectively, which are included in accrued liabilities on the Company’s consolidated balance sheets.
The Company recorded approximately $5.6 million and $5.2 million in cash discounts as a reduction to sales during fiscal years 2023 and 2022, respectively. The Company had a $0.6 million and $0.5 million balance in the allowance for cash discounts as of August 31, 2023 and 2022, respectively.
The Company had contract liabilities, which consist of deferred revenue related to undelivered products, of $4.6 million and $5.0 million as of August 31, 2023 and 2022, respectively. All of the $5.0 million that was included in contract liabilities as of August 31, 2022 was recognized to revenue during fiscal year 2023. Contract assets are recorded if the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. The Company did not have any contract assets as of August 31, 2023 and 2022. The Company has an unconditional right to payment for all trade and other accounts receivable on the Company’s consolidated balance sheets.
The Company’s refund liability for sales returns was not significant as of August 31, 2023 and 2022. The Company records an amount to other current assets for the value of inventory that represents the right to recover products from customers associated with sales returns, which was not significant as of August 31, 2023 and 2022.
Note 12.    Commitments and Contingencies
Purchase Commitments
The Company has ongoing relationships with various suppliers (contract manufacturers) that manufacture the Company’s products, and third-party distribution centers that warehouse and ship the Company’s products to customers. The contract manufacturers maintain title and control of certain raw materials and components, materials utilized in finished products, and the finished products themselves until shipment to the Company’s third-party distribution centers or customers in accordance with agreed-upon shipment terms. Although the Company has definitive minimum purchase obligations included in the contract terms with certain of its contract manufacturers, when such obligations have been included, they have either been immaterial or the minimum amounts have been such that they are well below the volume of goods that the Company has historically purchased. In the ordinary course of business, supply needs are communicated by the Company to its contract manufacturers based on orders and short-term projections, ranging from two months to six months. The Company is committed to purchase the products produced by the contract manufacturers based on the projections provided.
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
In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of August 31, 2023, no such commitments were outstanding.

Litigation
From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. As of August 31, 2023, there were no unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss. As to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.
Indemnifications
As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of August 31, 2023.
From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of August 31, 2023.
Note 13.    Income Taxes
Income before income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2023	2022	2021
United States	$49,871	$47,427	$40,949
Foreign (1)	35,292	36,681	45,550
Income before income taxes	$85,163	$84,108	$86,499
(1)Included in these amounts are income before income taxes for the EMEA segment of $25.6 million, $30.3 million and $38.8 million for the fiscal years ended August 31, 2023, 2022 and 2021, respectively.

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2023	2022	2021
Current:
Federal	$9,973	$7,487	$5,871
State	1,039	861	1,007
Foreign	9,023	8,114	10,944
Total current	20,035	16,462	17,822

Deferred:
United States	(806)	6	(1,201)
Foreign	(59)	311	(351)
Total deferred	(865)	317	(1,552)
Provision for income taxes	$19,170	$16,779	$16,270
Deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	August 31, 2023	August 31, 2022
Deferred tax assets:
Accrued payroll and related expenses	$1,110	$881
Reserves and accruals	1,436	1,178
Research and development expenses	1,125	-
Stock-based compensation expense	2,394	2,366
Uncertain tax positions and related interest	991	560
Uniform capitalization	2,383	2,657
Tax credit carryforwards	3,918	3,512
Other	2,673	2,630
Total gross deferred tax assets	16,030	13,784
Valuation allowance	(3,960)	(3,628)
Total net deferred tax assets	12,070	10,156

Deferred tax liabilities:
Property and equipment, net	(4,215)	(4,122)
Amortization of tax goodwill and intangible assets	(15,415)	(14,931)

Other	(1,544)	(952)
Total deferred tax liabilities	(21,174)	(20,005)
Net deferred tax liabilities	$(9,104)	$(9,849)
The Company had state net operating loss (“NOL”) carryforwards of $5.3 million as of August 31, 2023 and 2022, which generated a net deferred tax asset of $0.4 million as of August 31, 2023 and 2022. The state NOL carryforwards, if unused, will expire between fiscal year 2024 and 2043. The Company also had tax credit carryforwards of $3.9 million and $3.5 million as of August 31, 2023 and 2022, respectively, of which $3.6 million and $3.3 million, respectively, is attributable to U.K. tax credit carryforwards, which do not expire. Future utilization of the U.K. tax credit carryforwards and certain state credit carryforwards is uncertain and is dependent upon several factors that may not occur, including the generation of future taxable income in certain jurisdictions. At this time, management cannot conclude that it is “more likely than not” that the related deferred tax assets will be realized. Accordingly, a valuation allowance has been recorded against the related deferred tax asset associated with the U.K. tax credit carryforwards and certain state carryforwards.

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows (in thousands):

	Fiscal Year Ended August 31,
	2023	2022	2021
Amount computed at U.S. statutory federal tax rate	$17,884	$17,662	$18,165
Effect of foreign operations	1,583	317	629
Net benefit from GILTI/FDII	(2,071)	(2,002)	(1,764)
Expense (benefit) from stock compensation	538	(204)	(1,813)
Uncertain tax positions and related interest	1,377	273	222
Other	(141)	733	831
Provision for income taxes	$19,170	$16,779	$16,270
The provision for income taxes was 22.5% and 19.9% of income before income taxes for the fiscal years ended August 31, 2023 and 2022, respectively. The increase in the effective income tax rate from period to period was primarily due to higher tax rates in certain foreign jurisdictions, as well as tax shortfalls from the settlements of stock-based equity awards and increases in interest expense related to uncertain tax positions. The increase was partially offset by a decrease in nondeductible performance-based compensation expense.
Reconciliations of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	Fiscal Year Ended August 31,
	2023	2022
Unrecognized tax benefits – beginning of fiscal year	$9,251	$9,314
Net increases (decreases) – prior period tax positions	-	-
Net increases – current period tax positions	191	200
Expirations of statute of limitations for assessment	(167)	(263)
Unrecognized tax benefits – end of fiscal year	$9,275	$9,251
Gross unrecognized tax benefits totaled $9.3 million for the fiscal years ended August 31, 2023 and 2022 of which $9.1 million would affect the Company’s effective income tax rate if recognized. Interest and penalties related to uncertain tax positions included in tax expense was $1.8 million for fiscal year ending August 31, 2023 and $0.3 million for fiscal year ending August 31, 2022, primarily related to the toll tax liability reserve. The total balance of accrued interest and penalties related to uncertain tax positions was $3.4 million and $1.6 million for the fiscal years ended August 31, 2023 and 2022, respectively. Total unrecognized tax benefits including interest were $12.7 million and $10.9 million as of August 31, 2023 and 2022, respectively, and are recorded in other long-term liabilities in the Company’s consolidated balance sheets.
The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes and closed audits, the Company’s federal income tax returns for years prior to fiscal year 2018 are not subject to examination by the U.S. Internal Revenue Service. The Company is currently under audit in various state jurisdictions for fiscal years 2018 through 2022. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2019 are no longer subject to examination. The Company has estimated that up to $0.4 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty. Income taxes receivable of $1.1 million and $5.0 million are recorded in the Company’s consolidated balance sheets as of August 31, 2023 and 2022, respectively. Income taxes receivable are included in other current assets, which also consists of miscellaneous prepaid expenses and deposits.
Note 14.    Stock-based Compensation
As of August 31, 2023, the Company had one stock incentive plan, the WD-40 Company 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the Company’s stockholders effective as of December 13, 2016. The 2016 Plan permits the granting of various stock-based equity awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-

based awards to employees, directors and consultants. To date through August 31, 2023, the Company had granted awards of restricted stock units (“RSUs”), market share units (“MSUs”), deferred performance units (“DPUs”) and performance share units (“PSUs”) under the 2016 Plan. Additionally, as of August 31, 2023, there were still certain outstanding awards which had been granted under the Company’s prior stock incentive plan. The 2016 Plan is administered by the Board of Directors (the “Board”) or the Compensation Committee or other designated committee of the Board (the “Committee”). All stock-based equity awards granted under the 2016 Plan are subject to the specific terms and conditions as determined by the Committee at the time of grant of such awards in accordance with the various terms and conditions specified for each award type per the 2016 Plan. The total number of shares of common stock authorized for issuance pursuant to grants of awards under the 2016 Plan is 1,000,000. As of August 31, 2023, 172,878 shares of common stock remained available for future issuance pursuant to grants of awards under the 2016 Plan. The shares of common stock to be issued pursuant to awards under the 2016 Plan may be authorized shares not previously issued, or treasury shares. The Company has historically issued new authorized shares not previously issued upon the settlement of the various stock-based equity awards under its equity incentive plans.
Vesting of the RSUs granted to nonemployee directors is immediate, with shares to be issued pursuant to the vested RSUs upon termination of each nonemployee director’s service as a director of the Company. Vesting of the one-time grant of RSUs granted to certain key executives of the Company in March 2008 in settlement of these key executives’ benefits under the Company’s supplemental employee retirement plan agreements was over a period of three years from the date of grant, with shares to be issued pursuant to the vested RSUs six months following the day after each executive officer’s separation from service from the Company. Vesting of the RSUs granted to certain high level employees is over a period of three years from the date of grant, subject to potential earlier vesting in the event of retirement of the holder of the award in accordance with the award agreement, with shares to be issued pursuant to the vested RSUs at the time of vest. The nonemployee director RSU holders and the executive officer March 2008 grant date RSU holders are entitled to receive dividend equivalents with respect to their RSUs, payable in cash as and when dividends are declared by the Board.
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
During fiscal year 2021, PSU awards were granted for the first time under the 2016 Plan in October 2020 and granting of new DPUs was discontinued by the Company. No DPUs were granted in or after fiscal year 2021. Although certain vested DPU awards granted in prior periods remain outstanding due to a deferred settlement feature contained within these award agreements, the expense associated with these awards has been fully recognized in prior periods. Many features of the Company’s PSU award agreements are similar to the discontinued DPU awards with the exception of the timing and terms of issuances. Vested DPUs contain a deferred settlement feature wherein the awards must be held until termination of employment, prior to which the recipients are entitled to dividend equivalents, with vested shares to be issued six months following each such recipient’s separation from service from the Company. Vested PSUs are issuable prior to separation from service but contain a period of restriction, wherein the recipient cannot sell or otherwise dispose of the stock until six months following separation from service from the Company. Vesting of the PSUs granted to certain high level employees follows a performance measurement period of one fiscal year that is the same fiscal year in which the PSU awards are granted (the “Measurement Year”). A number of PSUs equal to the applicable percentage of the maximum number of PSUs awarded will be confirmed as vested and issuable following the conclusion of the applicable PSU Measurement Year after the Committee’s certification of achievement of the applicable performance measure for such awards. The recipient must remain employed with the Company for vesting purposes until August 31 of the Measurement Year, subject to potential pro-rata vesting in the event of earlier retirement of the holder of the award in accordance with the award agreement.

Stock-based compensation expense is amortized on a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense related to the Company’s stock-based equity awards is as follows by award type (in thousands):

	Fiscal Year Ended August 31,
	2023	2022	2021
RSU compensation expense	$4,254	$4,153	$3,656
MSU compensation expense	2,180	2,544	2,294
PSU compensation expense (1)	-	-	3,605
Total	$6,434	$6,697	$9,555
(1)PSU awards contain performance conditions for which accrual of expense is based on the probable outcome of the performance conditions. PSUs pertaining to the measurement year of fiscal year 2021 vested at 100% since the performance conditions were fully achieved. Vesting of PSUs pertaining to the measurement years of fiscal years 2023 and 2022 was deemed not probable at the end of each respective fiscal year and the PSUs were subsequently forfeited.
The Company recorded deferred tax assets related to such stock-based compensation of $1.3 million, $1.5 million and $2.0 million for the fiscal years ended August 31, 2023, 2022 and 2021, respectively. As of August 31, 2023, the total unamortized compensation cost related to non-vested stock-based equity awards was $1.0 million and $2.4 million for RSUs and MSUs, respectively, which the Company expects to recognize over remaining weighted-average vesting periods of 1.80 and 1.88 years for RSUs and MSUs, respectively. No unamortized compensation cost for DPUs or PSUs remained as of August 31, 2023.
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
A summary of the Company’s restricted stock unit activity is as follows (in thousands, except share and per share amounts):

Restricted Stock Units	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value
Outstanding at August 31, 2022	78,604	$148.28
Granted	23,732	$167.05
Converted to shares of common stock	(22,032)	$182.16
Forfeited	(488)	$192.24
Outstanding at August 31, 2023	79,816	$144.24	$17,150
Vested at August 31, 2023	50,319	$118.94	$10,812
The weighted-average grant date fair value of all RSUs granted during the fiscal years ended August 31, 2023, 2022 and 2021 was $167.05, $217.03 and $208.29, respectively. The total intrinsic value of all RSUs converted to shares of common stock was $3.7 million, $3.0 million and $8.5 million for the fiscal years ended August 31, 2023, 2022 and 2021, respectively.
The income tax benefits from RSUs converted to shares of common stock totaled $0.8 million, $0.6 million and $1.9 million for the fiscal years ended August 31, 2023, 2022 and 2021, respectively.

Market Share Units
The MSUs are market performance-based awards that vest with respect to the applicable percentage of the target number of MSU shares based on relative total stockholder return (“TSR”) for the Company as compared to the total return for the Russell 2000® Index (the “Index”) over the performance Measurement Period. The ultimate number of MSUs that vest may range from 0% to 200% of the original target number of shares depending on the relative achievement of the TSR performance measure at the end of the Measurement Period. The grant date fair value of MSUs are estimated using a Monte Carlo simulation model and are expensed over the requisite service period rendered. Assumptions and estimates utilized in the model include expected volatilities of the Company’s stock and the Index, the Company’s risk-free interest rate and expected dividends. The probabilities of the actual number of MSUs expected to vest and resultant actual number of shares of common stock expected to be awarded are reflected in the grant date fair values of the various MSU awards; therefore, the compensation expense for the MSU awards is not adjusted based on the actual number of such MSU awards to ultimately vest.
The following weighted-average assumptions for MSU grants for the last three fiscal years were used in the Monte Carlo simulation model:

	Fiscal Year Ended August 31,
	2023	2022	2021
Expected volatility	37.5%	32.7%	28.5%
Risk-free interest rate	4.3%	0.6%	0.2%
Expected dividend yield	0.0%	0.0%	0.0%
The expected volatility utilized is based on the historical volatilities of the Company’s common stock and the Index in order to model the stock price movements. The volatility used was calculated over the most recent 2.89-year period for MSUs granted during the fiscal year ended August 31, 2023 and over the most recent 2.89 and 2.88-year periods for MSUs granted during each of the fiscal years ended August 31, 2022 and 2021, respectively, which were the remaining terms of the performance Measurement Period at the dates of grant. The risk-free interest rates used are based on the implied yield available on a U.S. Treasury zero-coupon bill with a remaining term equivalent to the remaining performance Measurement Period. The expected dividend yield of zero was used in the Monte Carlo simulation model for the purposes of computing the relative TSR of the Company compared to the Index since it is the mathematical equivalent to reinvesting dividends in each issuing entity over the performance Measurement Period.
A summary of the Company’s market share unit activity is as follows (in thousands, except share and per share amounts):

Market Share Units	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value
Outstanding at August 31, 2022	37,201	$212.66
Granted	13,695	$184.15
Forfeited	(16,947)	$218.88
Outstanding at August 31, 2023⁽¹⁾	33,949	$198.05	$7,295
(1)This figure represents the total number of shares underlying MSU grants assuming achievement of the target number of shares at 100%. As the ultimate number of shares that vest could be as high as 200% of the target, the Company may be required to issue additional shares to satisfy outstanding MSU award grants.
The weighted-average grant date fair value of all MSUs granted during the fiscal years ended August 31, 2023, 2022 and 2021 was $184.15, $232.99 and $184.96, respectively. There were no conversions of MSUs to shares of common stock for the fiscal year ended August 31, 2023. The total intrinsic value of all MSUs converted to shares of common stock was $4.4 million and $5.9 million for the fiscal years ended August 31, 2022 and 2021, respectively.
The income tax benefits from MSUs converted to shares of common stock totaled $0.9 million for the fiscal year ended August 31, 2022 and $1.3 million for the fiscal year ended August 31, 2021.

Deferred Performance Units
During fiscal year 2021, the Company discontinued the granting of new DPU awards. Although certain vested DPU awards granted in prior periods remain outstanding due to the deferred settlement feature contained within these award agreements, the expense associated with these awards has been fully recognized in prior periods. DPU awards converted to shares of common stock issued to recipients following separation from service from the Company were not material to the Company’s consolidated financial statements and related disclosures during fiscal years 2023, 2022 and 2021.
Performance Share Units
The PSU awards provide for performance-based vesting over a measurement period of the fiscal year in which the PSU awards are granted. The performance vesting provisions of the PSUs are based on relative achievement within an established performance measure range of the Company’s reported earnings before interest, income taxes, depreciation in operating departments, and amortization computed on a consolidated basis for the Measurement Year, before deduction of the stock-based compensation expense for the Vested PSUs and excluding other non-operating income and expense amounts (“Adjusted Global EBITDA”). The ultimate number of PSUs that vest may range from 0% to 100% of the original maximum number of PSUs awarded depending on the relative achievement of the Adjusted Global EBITDA performance measure at the end of the Measurement Year.
The estimated fair value of each of the Company’s PSU awards was determined on the date of grant based on the closing market price of the Company’s common stock on the date of grant less the grant date present value of expected dividends during the vesting period for the PSUs, which are not entitled to receive dividend equivalents with respect to the unvested PSUs.

A summary of the Company’s performance share unit activity is as follows (in thousands, except share and per share amounts):

Performance Share Units	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value
Outstanding at August 31, 2022	17,826	$227.24
Granted	21,990	$170.16
Forfeited	(18,668)	$224.67
Outstanding at August 31, 2023⁽¹⁾	21,148	$170.16	$4,544
(1)PSUs pertaining to the measurement year of fiscal year 2023 were forfeited in October 2023 since performance conditions were not achieved. Performance is certified annually in October by the Committee subsequent to the Company’s fiscal year end and PSUs are forfeited, or vest, depending on performance achievement.
The weighted-average grant date fair value of all PSUs granted during the fiscal years ended August 31, 2023, 2022, and 2021 was $170.16, $227.24 and $197.51, respectively. This form of PSU awards was granted for the first time in October 2020. There were no conversions of PSUs to shares of common stock for the fiscal year ended August 31, 2023. The total intrinsic value of all PSUs converted to common shares was $4.0 million for the fiscal year ended August 31, 2022.
The income tax benefit from PSUs converted to shares of common stock totaled $0.8 million for the fiscal year ended August 31, 2022. There were no conversions of PSUs to shares of common stock for the fiscal year ended August 31, 2021.
Note 15.    Other Benefit Plans
The Company has a WD-40 Company Profit Sharing/401(k) Plan and Trust (the “Profit Sharing/401(k) Plan”) whereby regular U.S. employees who have completed certain minimum service requirements can defer a portion of their income through contributions to a trust. The Profit Sharing/401(k) Plan provides for Company contributions to the trust, as approved by the Board, as follows: 1) matching contributions to each participant up to 50% of the first 6.6% of compensation contributed by the participant; 2) fixed non-elective contributions in the amount equal to 10% of eligible compensation; and 3) a discretionary non-elective contribution in an amount to be determined by the Board up to 5% of eligible compensation. The Company’s contributions are subject to overall employer contribution limits and may not exceed the amount deductible for income tax purposes. The Profit Sharing/401(k) Plan may be amended or discontinued at any time by the Company. The Company’s contribution expense for the Profit Sharing/401(k) Plan was $4.6 million for fiscal year 2023, $4.1 million for fiscal year 2022 and $3.9 million for fiscal year 2021.
The Company’s international subsidiaries have similar benefit plan arrangements, dependent upon the local applicable laws and regulations. The plans provide for Company contributions to an appropriate third-party plan, as approved by each subsidiary’s board of directors. The Company’s contribution expense related to the international plans was $2.1 million for the fiscal year ended August 31, 2023, $2.1 million for the fiscal year ended August 31, 2022 and $1.9 million for the fiscal year ended August 31, 2021.
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

	Americas	EMEA	Asia-Pacific	Unallocated Corporate (1)	Total
Fiscal Year Ended August 31, 2023
Net sales	$266,772	$190,818	$79,665	$-	$537,255
Income from operations	$60,797	$39,456	$25,888	$(36,417)	$89,724
Depreciation and amortization expense	$3,656	$3,987	$204	$304	$8,151
Interest income	$4	$111	$116	$-	$231
Interest expense	$3,834	$1,775	$5	$-	$5,614

Fiscal Year Ended August 31, 2022
Net sales	$240,233	$204,688	$73,899	$-	$518,820
Income from operations	$54,198	$42,058	$22,590	$(31,516)	$87,330
Depreciation and amortization expense	$4,320	$3,356	$275	$343	$8,294
Interest income	$2	$-	$100	$-	$102
Interest expense	$2,165	$574	$3	$-	$2,742

Fiscal Year Ended August 31, 2021
Net sales	$214,601	$208,252	$65,256	$-	$488,109
Income from operations	$51,591	$53,003	$19,121	$(34,874)	$88,841
Depreciation and amortization expense	$3,219	$3,174	$307	$319	$7,019
Interest income	$1	$5	$75	$-	$81
Interest expense	$1,909	$481	$5	$-	$2,395
(1)These expenses are reported separately from the Company’s identified segments and are included in selling, general and administrative expenses on the Company’s consolidated statements of operations.
The Company’s Chief Operating Decision Maker does not review assets by segment as part of the financial information provided and therefore, no asset information is provided in the above table.
Net sales by product group are as follows (in thousands):

	Fiscal Year Ended August 31,
	2023	2022	2021
Maintenance products	$503,558	$485,326	$448,817
Homecare and cleaning products	33,697	33,494	39,292
Total	$537,255	$518,820	$488,109

Net sales and long-lived assets by geographic area are as follows (in thousands):

	Fiscal Year Ended August 31,
	2023	2022	2021
Net Sales by Geography:
United States	$207,629	$176,863	$164,946
International	329,626	341,957	323,163
Total	$537,255	$518,820	$488,109

Long-lived Assets by Geography (1):
United States	$33,263	$35,375	$37,204
International	33,528	30,602	32,941
Total	$66,791	$65,977	$70,145
(1)Includes tangible assets and property and equipment, net, attributed to the geographic location in which such assets are located.
Note 17.    Subsequent Event
Dividend Declaration
On October 6, 2023, the Board declared a cash dividend of $0.83 per share payable on October 31, 2023 to stockholders of record on October 20, 2023.