Form 10-Q
period 2023-11-30
WD 40 CO
filed 2024-01-09
CIK 105132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2023

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
Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of January 3, 2024 was 13,561,918.

WD-40 COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended November 30, 2023

PART 1 — FINANCIAL INFORMATION
Item 1.    Financial Statements
WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	November 30, 2023	August 31, 2023
Assets
Current assets:
Cash and cash equivalents	$50,317	$48,143
Trade and other accounts receivable, net	95,118	98,039
Inventories	81,603	86,522
Other current assets	10,619	15,821
Total current assets	237,657	248,525
Property and equipment, net	65,704	66,791
Goodwill	95,513	95,505
Other intangible assets, net	4,419	4,670
Right-of-use assets	11,483	7,820
Deferred tax assets, net	1,194	1,201
Other assets	14,636	13,454
Total assets	$430,606	$437,966

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,432	$30,826
Accrued liabilities	27,787	30,000
Accrued payroll and related expenses	15,785	16,722
Short-term borrowings	24,456	10,800
Income taxes payable	2,360	494
Total current liabilities	98,820	88,842
Long-term borrowings	86,173	109,743
Deferred tax liabilities, net	10,921	10,305
Long-term operating lease liabilities	5,793	5,832
Other long-term liabilities	12,967	13,066
Total liabilities	214,674	227,788

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 19,911,495 and 19,905,815 shares issued at November 30, 2023 and August 31, 2023, respectively; and 13,557,614 and 13,563,434 shares outstanding at November 30, 2023 and August 31, 2023, respectively	20	20
Additional paid-in capital	173,139	171,546
Retained earnings	483,673	477,488
Accumulated other comprehensive loss	(30,816)	(31,206)
Common stock held in treasury, at cost — 6,353,881 and 6,342,381 shares at November 30, 2023 and August 31, 2023, respectively	(410,084)	(407,670)
Total stockholders’ equity	215,932	210,178
Total liabilities and stockholders’ equity	$430,606	$437,966
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended November 30,
	2023	2022

Net sales	$140,416	$124,893
Cost of products sold	64,863	60,638
Gross profit	75,553	64,255

Operating expenses:
Selling, general and administrative	44,135	39,984
Advertising and sales promotion	6,983	5,339
Amortization of definite-lived intangible assets	251	253
Total operating expenses	51,369	45,576

Income from operations	24,184	18,679

Other income (expense):
Interest income	74	44
Interest expense	(1,146)	(1,169)
Other (expense) income, net	(40)	150
Income before income taxes	23,072	17,704
Provision for income taxes	5,590	3,707
Net income	$17,482	$13,997

Earnings per common share:
Basic	$1.28	$1.03
Diluted	$1.28	$1.02

Shares used in per share calculations:
Basic	13,560	13,590
Diluted	13,584	13,609
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended November 30,
	2023	2022

Net income	$17,482	$13,997
Other comprehensive income (loss):
Foreign currency translation adjustment	390	1,336
Total comprehensive income	$17,872	$15,333
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount				Shares	Amount
Balance at August 31, 2023	19,905,815	$20	$171,546	$477,488	$(31,206)	6,342,381	$(407,670)	$210,178
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	5,680	-	(678)					(678)
Stock-based compensation			2,271					2,271
Cash dividends ($0.83 per share)				(11,297)				(11,297)
Repurchases of common stock						11,500	(2,414)	(2,414)
Foreign currency translation adjustment					390			390
Net income				17,482				17,482
Balance at November 30, 2023	19,911,495	$20	$173,139	$483,673	$(30,816)	6,353,881	$(410,084)	$215,932

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount				Shares	Amount
Balance at August 31, 2022	19,888,807	$20	$165,973	$456,076	$(36,209)	6,286,461	$(397,236)	$188,624
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	7,670	-	(600)					(600)
Stock-based compensation			2,719					2,719
Cash dividends ($0.78 per share)				(10,634)				(10,634)
Repurchases of common stock						22,420	(4,072)	(4,072)
Foreign currency translation adjustment					1,336			1,336
Net income				13,997				13,997
Balance at November 30, 2022	19,896,477	$20	$168,092	$459,439	$(34,873)	6,308,881	$(401,308)	$191,370
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended November 30,
	2023	2022
Operating activities:
Net income	$17,482	$13,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,261	1,896
Net (gains) losses on sales and disposals of property and equipment	(58)	122
Deferred income taxes	625	271
Stock-based compensation	2,271	2,719
Unrealized foreign currency exchange losses (gains)	322	(1,481)
Provision for credit losses	42	30
Write-off of inventories	811	65
Changes in assets and liabilities:
Trade and other accounts receivable	2,886	2,847
Inventories	4,042	(14,268)
Other assets	196	4,573
Operating lease assets and liabilities, net	(8)	26
Accounts payable and accrued liabilities	(4,697)	(3,336)
Accrued payroll and related expenses	(998)	2,627
Other long-term liabilities and income taxes payable	1,739	349
Net cash provided by operating activities	26,916	10,437

Investing activities:
Purchases of property and equipment	(786)	(1,458)
Proceeds from sales of property and equipment	115	158
Net cash used in investing activities	(671)	(1,300)

Financing activities:
Treasury stock purchases	(2,414)	(4,072)
Dividends paid	(11,297)	(10,634)
Repayments of long-term senior notes	(400)	(400)
Net (repayments) proceeds from revolving credit facility	(9,713)	3,364
Shares withheld to cover taxes upon conversions of equity awards	(678)	(600)
Net cash used in financing activities	(24,502)	(12,342)
Effect of exchange rate changes on cash and cash equivalents	431	2,244
Net increase (decrease) in cash and cash equivalents	2,174	(961)
Cash and cash equivalents at beginning of period	48,143	37,843
Cash and cash equivalents at end of period	$50,317	$36,882

Supplemental disclosure of noncash investing activities: Accrued capital expenditures	$190	$315
Finance lease obligation settled with prepaid deposit	$3,855	$-
See accompanying notes to condensed consolidated financial statements (unaudited).

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
Note 2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Consolidation
The unaudited condensed consolidated financial statements included herein have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2023 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments necessary for a fair statement thereof and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2023, which was filed with the SEC on October 23, 2023.
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
Foreign Currency Forward Contracts
In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency exchange rates. The Company utilizes foreign currency forward contracts to limit its exposure to net asset balances held in non-functional currencies, primarily at its U.K. subsidiary. The Company monitors its foreign currency exchange rate exposures to ensure the overall effectiveness of its foreign currency hedge positions.

While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of its foreign currency forward contracts are designated as hedges.
Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized in other income (expense), net in the Company’s condensed consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the condensed consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s condensed consolidated balance sheets. At November 30, 2023, the Company had a notional amount of $10.7 million outstanding in foreign currency forward contracts, which will mature in January 2024. Unrealized net gains and losses related to foreign currency forward contracts were not significant at November 30, 2023 and August 31, 2023. Realized net gains and losses related to foreign currency forward contracts were not significant for the three months ended November 30, 2023 and 2022. Both unrealized and realized net gains and losses are recorded in other income (expense), net in the Company’s condensed consolidated statements of operations.
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
Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of November 30, 2023, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, except for foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents and short-term borrowings are recorded at cost, which approximates their fair values, primarily due to their short-term nature. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $59.1 million as of November 30, 2023, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to their carrying value of $67.2 million. During the three months ended November 30, 2023, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.
Note 3.    Inventories
Inventories consisted of the following (in thousands):

	November 30, 2023	August 31, 2023
Product held at third-party contract manufacturers	$5,802	$6,680
Raw materials and components	11,182	11,924
Work-in-process	435	497
Finished goods	64,184	67,421
Total	$81,603	$86,522

Note 4.    Property and Equipment and Capitalized Cloud-Based Software Implementation Costs
Property and equipment, net, consisted of the following (in thousands):

	November 30, 2023	August 31, 2023
Machinery, equipment and vehicles	$54,587	$49,804
Buildings and improvements	27,655	27,555
Computer and office equipment	6,243	6,151
Internal-use software	11,483	11,277
Furniture and fixtures	3,061	3,027
Capital in progress	3,522	7,937
Land	4,221	4,220
Subtotal	110,772	109,971
Less: accumulated depreciation and amortization	(45,068)	(43,180)
Total	$65,704	$66,791
As of November 30, 2023 and August 31, 2023, the Company’s condensed consolidated balance sheets included $12.2 million and $11.0 million, respectively, of capitalized cloud-based implementation costs recorded as other assets within the Company’s condensed consolidated balance sheets. These balances primarily consist of capitalized implementation costs related to the new cloud-based enterprise resource planning system which the Company is in the process of implementing. Accumulated amortization associated with these assets was $0.8 million and $0.7 million as of November 30, 2023 and August 31, 2023, respectively. Amortization expense associated with these assets was not significant for the three months ended November 30, 2023 and 2022.
Note 5.    Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EIMEA	Asia-Pacific	Total
Balance as of August 31, 2023	$85,436	$8,860	$1,209	$95,505
Translation adjustments	1	7	-	8
Balance as of November 30, 2023	$85,437	$8,867	$1,209	$95,513
There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill as of November 30, 2023. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.
Definite-lived Intangible Assets
The Company’s definite-lived intangible assets, which include the Spot Shot, Carpet Fresh, 1001, EZ REACH and GT85 trade names, are included in other intangible assets, net in the Company’s condensed consolidated balance sheets.
The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	November 30, 2023	August 31, 2023
Gross carrying amount	$35,893	$35,877
Accumulated amortization	(31,474)	(31,207)
Net carrying amount	$4,419	$4,670

There has been no impairment charge for the three months ended November 30, 2023 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.
Changes in the carrying amounts of definite-lived intangible assets by segment for the three months ended November 30, 2023 are summarized below (in thousands):

	Americas	EIMEA	Asia-Pacific	Total
Balance as of August 31, 2023	$3,624	$1,046	$-	$4,670
Amortization expense	(202)	(49)	-	(251)
Translation adjustments	-	-	-	-
Balance as of November 30, 2023	$3,422	$997	$-	$4,419
The estimated amortization expense for the Company’s definite-lived intangible assets is not significant in any future individual fiscal year.
Note 6.    Leases
Right-of-use assets and lease liabilities consisted of the following (in thousands):

	November 30, 2023	August 31, 2023
Assets:
Operating lease right-of-use assets	$7,660	$7,820
Finance lease right-of-use asset	3,823	-
Total right-of-use assets	$11,483	$7,820

Liabilities:
Current operating lease liabilities(1)	$2,029	$2,144
Long-term operating lease liabilities	5,793	5,832
Total operating lease liabilities	$7,822	$7,976
(1) Current operating lease liabilities are classified in accrued liabilities on the Company’s condensed consolidated balance sheets.
During the three months ended November 30, 2023, the Company entered into a finance lease for a blending facility (the “Finance Lease”). As of August 31, 2023, the Company had $3.8 million of prepaid deposits, which converted to a right-of-use asset at the commencement of the Finance Lease during the three months ended November 30, 2023. Since the Finance Lease was fully prepaid at commencement, no lease liability exists related to it as of November 30, 2023.
Note 7.    Accrued and Other Liabilities
Accrued liabilities consisted of the following (in thousands):

	November 30, 2023	August 31, 2023
Accrued advertising and sales promotion expenses	$14,784	$14,472
Accrued professional services fees	1,785	1,924
Accrued sales taxes and other taxes	2,654	2,618
Deferred revenue	3,112	4,552
Short-term operating lease liability	2,029	2,144
Other	3,423	4,290
Total	$27,787	$30,000

Accrued payroll and related expenses consisted of the following (in thousands):

	November 30, 2023	August 31, 2023
Accrued incentive compensation	$3,113	$6,698
Accrued payroll	5,159	4,298
Accrued profit sharing	4,917	3,561
Accrued payroll taxes	1,993	1,650
Other	603	515
Total	$15,785	$16,722
Note 8.    Debt
As of November 30, 2023, the Company held borrowings under two separate agreements as detailed below.
Note Purchase and Private Shelf Agreement
The Company holds borrowings under its Note Purchase and Private Shelf Agreement, as amended (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”). As of November 30, 2023, the Company had outstanding balances on its series A, B and C notes issued under this Note Agreement.
Credit Agreement
The Company’s Amended and Restated Credit Agreement, as amended (the “Credit Agreement”) with Bank of America, N.A. consists of a revolving commitment for borrowing by the Company up to $150.0 million with a sublimit of $100.0 million for WD-40 Company Limited, a wholly owned operating subsidiary of the Company for Europe, India, the Middle East and Africa.
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
Short-term and long-term borrowings under the Company’s Credit Agreement and Note Agreement consisted of the following (in thousands):

	Issuance	Maturities	November 30, 2023	August 31, 2023

Credit Agreement – revolving credit facility (1)	Various	9/30/2025	$43,429	$52,943

Note Agreement
Series A Notes – 3.39% fixed rate(2)	11/15/2017	2024-2032	15,200	15,600
Series B Notes – 2.50% fixed rate(3)	9/30/2020	11/15/2027	26,000	26,000
Series C Notes – 2.69% fixed rate(3)	9/30/2020	11/15/2030	26,000	26,000
Total borrowings			110,629	120,543
Short-term portion of borrowings			(24,456)	(10,800)
Total long-term borrowings			$86,173	$109,743
(1)The Company has the ability to refinance any draw under the line of credit with successive short-term borrowings through the maturity date. Outstanding draws for which management has the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of November 30, 2023, $19.8 million of this facility was classified as long-term and was entirely denominated in Euros. $23.6 million was classified as short-term and was denominated in U.S. Dollars and Pounds Sterling. As of August 31, 2023, $42.9 million on this facility was classified as long-term and was denominated in Euros and Pounds Sterling. $10.0 million was classified as short-term and was denominated entirely in U.S. Dollars. Euro and Pound Sterling denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.
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
As of November 30, 2023, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.
Note 9.    Share Repurchase Plan
On June 19, 2023, the Company’s Board (the “Board”) approved a share repurchase plan (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, which became effective on September 1, 2023, the Company is authorized to acquire up to $50.0 million of its outstanding shares through August 31, 2025. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the three months ended November 30, 2023, the Company repurchased 11,500 shares at an average price of $209.90 per share, for a total cost of $2.4 million under this $50.0 million plan.
Note 10.    Earnings per Common Share
The table below reconciles net income to net income available to common stockholders (in thousands):

	Three Months Ended November 30,
	2023	2022
Net income	$17,482	$13,997
Less: Net income allocated to participating securities	(66)	(54)
Net income available to common stockholders	$17,416	$13,943

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended November 30,
	2023	2022
Weighted-average common shares outstanding, basic	13,560	13,590
Weighted-average dilutive securities	24	19
Weighted-average common shares outstanding, diluted	13,584	13,609
For the three months ended November 30, 2023 and 2022, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 5,404 and 7,471, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.
Note 11.    Revenue
The following table presents the Company’s revenues by segment and major source (in thousands):

	Three Months Ended November 30, 2023
	Americas	EIMEA	Asia-Pacific	Total
WD-40 Multi-Use Product	$48,511	$37,044	$22,122	$107,677
WD-40 Specialist	7,108	6,666	3,068	16,842
Other maintenance products (1)	4,126	3,062	438	7,626
Total maintenance products	59,745	46,772	25,628	132,145
HCCP (2)	4,330	1,982	1,959	8,271
Total net sales	$64,075	$48,754	$27,587	$140,416

	Three Months Ended November 30, 2022
	Americas	EIMEA	Asia-Pacific	Total
WD-40 Multi-Use Product	$43,157	$30,178	$21,252	$94,587
WD-40 Specialist	6,825	6,011	2,570	15,406
Other maintenance products (1)	3,589	2,540	190	6,319
Total maintenance products	53,571	38,729	24,012	116,312
HCCP (2)	4,443	2,043	2,095	8,581
Total net sales	$58,014	$40,772	$26,107	$124,893
(1)Other maintenance products consist of the 3-IN-ONE and GT85 brands.
(2)Homecare and cleaning products (“HCCP”).
Contract Balances
Contract liabilities consist of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $3.1 million and $4.6 million as of November 30, 2023 and August 31, 2023, respectively. Substantially all of the $4.6 million that was included in contract liabilities as of August 31, 2023 was recognized to revenue during the three months ended November 30, 2023. These contract liabilities are recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. Contract assets are recorded if the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. The Company did not have any contract assets as of November 30, 2023 and August 31, 2023. The Company has an unconditional right to payment for its trade and other accounts receivable on the Company’s condensed consolidated balance sheets. These receivables are presented net of an allowance for credit losses, which was insignificant as of November 30, 2023 and August 31, 2023.
Note 12.    Commitments and Contingencies
Purchase Commitments
The Company has ongoing relationships with various suppliers (contract manufacturers) that manufacture the Company’s products and third-party distribution centers that warehouse and ship the Company’s products to customers. The contract manufacturers maintain title and control of certain raw materials and components, materials utilized in finished products, and the finished products themselves until shipment to the Company’s third-party distribution centers or customers in accordance with agreed upon shipment terms. Although the Company has contractual minimum purchase obligations with certain contract manufacturers, such obligations are immaterial or well below the volume of goods that the Company has historically purchased. In the ordinary course of business, supply needs are communicated by the Company to its contract manufacturers based on orders and short-term projections, ranging from two months to six months. The Company is committed to purchase the products produced by the contract manufacturers based on the projections provided.
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
In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of November 30, 2023, no such commitments were outstanding.
Litigation
From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. As of November 30, 2023, there were no unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss. As to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.
Indemnifications
As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of November 30, 2023.
From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to properly allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of November 30, 2023.
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

The provision for income taxes was 24.2% and 20.9% of income before income taxes for the three months ended November 30, 2023 and 2022, respectively. This 3.3% increase in the effective tax rate from period to period was primarily due to the following impacts:

Description of impacts on the Company’s estimated annual effective tax rate	Unfavorable/(Favorable)
A non-recurring charitable donation made in the first quarter of fiscal year 2023.	4.2%
Higher tax rates in certain foreign jurisdictions from period to period.	1.2%
Lower shortfalls from the settlements of stock-based equity awards in the first quarter of fiscal year 2024.	(2.3)%
The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2018 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2019 are no longer subject to examination. The Company is currently under audit in various state jurisdictions for fiscal years 2021 through 2022. Estimated unrecognized tax benefits related to income tax positions affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months were not significant. Audit outcomes and the timing of settlements are subject to significant uncertainty.
Note 14.    Business Segments and Foreign Operations
The Company evaluates the performance of its segments and allocates resources to them based on sales and income from operations. The Company is organized on the basis of geographical area into the following three segments: the Americas; EIMEA; and Asia-Pacific. Segment data does not include inter-segment revenues. Unallocated corporate expenses are general corporate overhead expenses not directly attributable to the business segments and are reported separate from the Company’s identified segments. Corporate overhead costs include expenses for the Company’s accounting and finance, information technology, human resources, research and development, quality control and executive management functions, as well as all direct costs associated with public company compliance matters including legal, audit and other professional services costs.
Summary information about reportable segments is as follows (in thousands):

For the Three Months Ended	Americas	EIMEA	Asia-Pacific	Unallocated Corporate (1)	Total
November 30, 2023
Net sales	$64,075	$48,754	$27,587	$-	$140,416
Income from operations	$14,196	$9,515	$11,025	$(10,552)	$24,184
Depreciation and amortization expense (2)	$1,051	$1,074	$57	$79	$2,261
Interest income	$-	$46	$28	$-	$74
Interest expense	$560	$584	$2	$-	$1,146

November 30, 2022
Net sales	$58,014	$40,772	$26,107	$-	$124,893
Income from operations	$12,772	$6,283	$9,617	$(9,993)	$18,679
Depreciation and amortization expense (2)	$878	$897	$45	$76	$1,896
Interest income	$4	$9	$31	$-	$44
Interest expense	$890	$279	$-	$-	$1,169
(1)These expenses are reported separately from the Company’s identified segments and are included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
(2)Amortization presented above includes amortization of definite-lived intangible assets and excludes amortization of implementation costs associated with cloud computing arrangements.
The Company’s Chief Operating Decision Maker does not review assets by segment as part of the financial information provided, and therefore, no asset information is provided in the above table.

Note 15.    Subsequent Event
Dividend Declaration
On December 12, 2023, the Company’s Board approved a 6% increase in the regular quarterly cash dividend, increasing it from $0.83 per share to $0.88 per share. The $0.88 per share dividend declared on December 12, 2023 is payable on January 31, 2024 to stockholders of record on January 19, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, the terms “we,” “our,” and “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percentages in tables and discussions may not total due to rounding.
The following information is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included in Part I—Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, which was filed with the Securities and Exchange Commission (“SEC”) on October 23, 2023.
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
Actual events or results may differ materially from those projected in forward-looking statements due to various factors, including, but not limited to, those identified in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, and in Part II—Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
Overview
The Company
WD-40 Company based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products that solve problems in workshops, factories and homes around the world. We own a wide range of well-known brands that include maintenance products and homecare and cleaning products: WD-40® Multi-Use Product, WD-40 Specialist®, 3-IN-ONE®, GT85®, X-14®, 2000 Flushes®, Carpet Fresh®, no vac®, Spot Shot®, 1001®, Lava® and Solvol®.

Our products are sold in various locations around the world. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, India, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”) and Australia. We sell our products primarily through warehouse club stores, hardware stores, automotive parts outlets, industrial distributors and suppliers, mass retail and home center stores, value retailers, grocery stores, online retailers, farm supply, sport retailers, and independent bike dealers.
Highlights
The following summarizes the financial and operational highlights for our business during the three months ended November 30, 2023:
•Consolidated net sales increased $15.5 million, or 12%, compared to the corresponding period of the prior fiscal year. Increases in sales volume favorably impacted net sales by approximately $7.6 million from period to period. Increases in the average selling price of our products positively impacted net sales by approximately $4.1 million from period to period, primarily due to sales price increases implemented in certain regions during the prior fiscal year. Changes to net sales attributable to volumes and average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period. In addition, changes in foreign currency exchange rates from period to period had a favorable impact of $3.8 million on consolidated net sales for the first three months of fiscal year 2024. On a constant currency basis, net sales would have increased by $11.7 million, or 9%, from period to period. This favorable impact from changes in foreign currency exchange rates mainly came from our EIMEA segment, which accounted for 35% of our consolidated sales for the three months ended November 30, 2023.
•Gross profit as a percentage of net sales increased to 53.8% compared to 51.4% for the corresponding period of the prior fiscal year.
•Consolidated net income increased $3.5 million, or 25%, compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates from period to period had a favorable impact of $0.6 million on consolidated net income for the first quarter of fiscal year 2024. Thus, on a constant currency basis, net income would have increased $2.9 million, or 21%, from period to period.
•Diluted earnings per common share were $1.28 versus $1.02 in the prior fiscal year period.

Results of Operations
Three Months Ended November 30, 2023 Compared to Three Months Ended November 30, 2022
Operating Items
The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended November 30,
	2023	2022	Change from Prior Year
			Dollars	Percent
Net sales:
WD-40 Multi-Use Product	$107,677	$94,587	$13,090	14%
WD-40 Specialist	16,842	15,406	1,436	9%
Other maintenance products	7,626	6,319	1,307	21%
Total maintenance products	132,145	116,312	15,833	14%
HCCP (1)	8,271	8,581	(310)	(4)%
Total net sales	140,416	124,893	15,523	12%
Cost of products sold	64,863	60,638	4,225	7%
Gross profit	75,553	64,255	11,298	18%
Operating expenses	51,369	45,576	5,793	13%
Income from operations	$24,184	$18,679	$5,505	29%
Net income	$17,482	$13,997	$3,485	25%
EPS – diluted	$1.28	$1.02	$0.26	25%
(1)Homecare and cleaning products (“HCCP”)
Net Sales by Segment
The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended November 30,
	2023	2022	Change from Prior Year
			Dollars	Percent
Americas	$64,075	$58,014	$6,061	10%
EIMEA	48,754	40,772	7,982	20%
Asia-Pacific	27,587	26,107	1,480	6%
Total	$140,416	$124,893	$15,523	12%

Americas Sales
The following table summarizes net sales by product line for the Americas segment, which includes the U.S., Canada and Latin America (in thousands, except percentages):

	Three Months Ended November 30,
	2023	2022	Change from Prior Year
			Dollars	Percent
WD-40 Multi-Use Product	$48,511	$43,157	$5,354	12%
WD-40 Specialist	7,108	6,825	283	4%
Other maintenance products	4,126	3,589	537	15%
Total maintenance products	59,745	53,571	6,174	12%
HCCP	4,330	4,443	(113)	(3)%
Total net sales	$64,075	$58,014	$6,061	10%
% of consolidated net sales	45%	46%
CC Net sales – non-GAAP (1)	$63,349	$58,014	$5,335	9%
Currency impact on current period – non-GAAP	$726
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
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Americas segment (in millions):

Change from Prior Year
First Quarter

Increase in average selling price(1)	$1.8
Increase in sales volume(1)	3.6
Currency impact on current period – non-GAAP	0.7
Increase in net sales	$6.1
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Americas Sales – Three Months Ended – November 30, 2023 Compared to November 30, 2022
Net sales in the Americas segment increased due to the following:
•WD-40 Multi-Use Product sales increased $5.4 million, or 12%, primarily due to increases in the U.S. and Latin America of $2.5 million and $2.4 million, or 8% and 29%, respectively. The increase in the U.S. was due to higher volume as a result of successful promotional programs. In Latin America, sales in the first quarter of fiscal year 2024 were favorably impacted by higher volumes as the result of timing of customer orders. This favorable impact was due to reduced demand in the comparative period as a result of customers that purchased higher levels of our product at the end of fiscal year 2022 in anticipation of price increases. In addition, sales in Canada were favorably impacted by higher sales of premiumized products and successful promotional programs.
•WD-40 Specialist sales slightly increased across most regions in the Americas.
•Other maintenance product sales increased due to a $0.5 million, or 15%, increase in 3-IN-ONE sales, primarily due to successful promotional programs in Mexico and Canada.
•Homecare and cleaning product sales remained relatively consistent period over period.
•For the three months ended November 30, 2023, 75% of sales came from the U.S., and 25% of sales came from Canada and Latin America combined compared to the three months ended November 30, 2022 when 78% of sales came from the U.S., and 22% of sales came from Canada and Latin America.

EIMEA Sales
The following table summarizes net sales by product line for the EIMEA segment, which includes Europe, India, the Middle East and Africa (in thousands, except percentages):

	Three Months Ended November 30,
	2023	2022	Change from Prior Year
			Dollars	Percent
WD-40 Multi-Use Product	$37,044	$30,178	$6,866	23%
WD-40 Specialist	6,666	6,011	655	11%
Other maintenance products	3,062	2,540	522	21%
Total maintenance products	46,772	38,729	8,043	21%
HCCP	1,982	2,043	(61)	(3)%
Total net sales	$48,754	$40,772	$7,982	20%
% of consolidated net sales	35%	33%
CC Net sales – non-GAAP (1)	$45,139	$40,772	$4,367	11%
Currency impact on current period – non-GAAP	$3,615
(1)Current fiscal year constant currency net sales translated at the foreign currency exchange rates in effect for the corresponding period of the prior fiscal year, compared to prior period actual net sales.
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the EIMEA segment (in millions):

Change from Prior Year
First Quarter

Increase in average selling price(1)	$0.7
Increase in sales volume(1)	3.7
Currency impact on current period – non-GAAP	3.6
Increase in net sales	$8.0
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
The countries and regions in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the Germanics sales region (which includes Germany, Austria, Denmark, Switzerland, Belgium and the Netherlands). The regions in the EIMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe.
EIMEA Sales – Three Months Ended – November 30, 2023 Compared to November 30, 2022
Net sales increased in the EIMEA segment primarily due to the following:
•WD-40 Multi-Use Product sales increased $6.9 million, or 23%, primarily due to higher sales volume and the impact of price increases implemented in the fourth quarter of fiscal year 2022 and first quarter of fiscal year 2023. This resulted in reduced demand in the comparative period as customers adjusted to those price increases. In addition, sales were favorably impacted by changes in foreign currency exchanges rates. Sales increased most significantly in the Germanics region, France, the Middle East, and Iberia, which were up $2.8 million, $1.9 million, $1.6 million, and $1.3 million, respectively. These increases were partially offset by decreased sales in India of $0.9 million from period to period.
•WD-40 Specialist and other maintenance product sales increased $0.7 million, or 11%, and $0.5 million, or 21%, respectively, primarily due to the combined impact of higher sales volume and the favorable impact of price increases. France, in particular, saw an increase in sales of $0.7 million in these categories from period to period.

•Homecare and cleaning product sales remained relatively consistent period over period.
•Net sales were favorably impacted $3.6 million across our various brands as a result of favorable changes in foreign currency exchange rates. On a constant currency basis, sales in EIMEA would have increased 11%.
Asia-Pacific Sales
The following table summarizes net sales by product line for the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2023	2022	Dollars	Percent
WD-40 Multi-Use Product	$22,122	$21,252	$870	4%
WD-40 Specialist	3,068	2,570	498	19%
Other maintenance products	438	190	248	131%
Total maintenance products	25,628	24,012	1,616	7%
HCCP	1,959	2,095	(136)	(6)%
Total net sales	$27,587	$26,107	$1,480	6%
% of consolidated net sales	20%	21%
CC Net sales – non-GAAP (1)	$27,986	$26,107	$1,879	7%
Currency impact on current period – non-GAAP	$(399)
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
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Asia-Pacific segment (in millions):

Change from Prior Year
First Quarter

Increase in average selling price(1)	$1.6
Increase in sales volume(1)	0.3
Currency impact on current period – non-GAAP	(0.4)
Increase in net sales	$1.5
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Asia-Pacific Sales – Three Months Ended – November 30, 2023 Compared to November 30, 2022
Net sales in the Asia-Pacific segment increased primarily due to the following:
•WD-40 Multi-Use Product sales increased $0.9 million, or 4%. Sales in China increased $0.5 million, or 8%, due to successful promotional programs and marketing activities which resulted in increased sales volume. In addition, timing of customer orders favorably impacted sales in China, which was slightly offset by unfavorable changes in foreign currency exchange rates. Sales of WD-40 Multi-Use Product in the Asia distributor markets also increased $0.5 million, or 4%, primarily due to price increases in these markets from period to period and successful promotional programs in certain regions.
•WD-40 Specialist sales increased $0.5 million, or 19%, primarily due to successful promotional programs and marketing activities in China that increased sales volume.
•Other maintenance product sales increased due to a $0.2 million, or 131%, increase in 3-IN-ONE sales, primarily due to increased sales in Australia as a result of the timing of customer orders and successful promotional programs.

•Homecare and cleaning product sales did not change by a significant amount period over period.
Gross Profit
The following general information is important when assessing fluctuations in our gross margin:
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
•In the EIMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The strengthening or weakening of the Euro and U.S. Dollar against the Pound Sterling may result in foreign currency related changes to the gross margin percentage in the EIMEA segment from period to period; and
•Our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.1 million and $4.2 million for the three months ended November 30, 2023 and 2022, respectively.
The following table summarizes gross margin and gross profit (in thousands, except percentages):

	Three Months Ended November 30,
	2023	2022	Change from Prior Year
Gross profit	$75,553	$64,255	$11,298
Gross margin	53.8%	51.4%	240	bps (1)
(1)Basis points (“bps”) change in gross margin.
Gross Margin – Three Months Ended – November 30, 2023 Compared to November 30, 2022
Gross margin increased 240 bps primarily due to the following favorable impacts, partially offset by unfavorable impacts:

Favorable/(Unfavorable)	Explanations
150 bps	Lower warehousing, distribution and freight costs, primarily in the Americas segment.
130 bps	Favorable sales mix and other miscellaneous mix impacts.
120 bps	Increases in average selling prices.
60 bps	Lower costs of specialty chemicals used in the formulation of our products.
(80) bps	Higher costs of aerosol cans.
(70) bps	Increases in miscellaneous other input costs.
(40) bps	Higher filling fees paid to our third-party contract manufacturers, primarily in the Americas segment.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended November 30,
	2023	2022	Change from Prior Year
(in thousands)			Dollars	Percent
SG&A expenses	$44,135	$39,984	$4,151	10%
% of net sales	31.4%	32.0%
SG&A Expenses – Three Months Ended – November 30, 2023 Compared to November 30, 2022
The increase in SG&A expenses was primarily due to increases in employee-related costs of $1.8 million due to higher headcount, annual compensation increases and higher incentive compensation accruals, partially offset by lower stock-based compensation expense. Travel and meeting expense also increased SG&A by $0.9 million due to a higher level of activity to support our strategic framework, particularly in the EIMEA segment. In addition, professional services fees increased $0.5 million primarily due to increased legal expenses from period to period. In addition, changes in foreign currency exchange rates increased SG&A expenses by $1.1 million from period to period. These increases to SG&A expenses were partially offset by a decrease in freight expense of $0.3 million from period to period.
We continued our research and development investment, the majority of which is associated with our maintenance products, including efforts focused on sustainability as well as our focus on innovation and renovation of our products. Research and development costs were $1.9 million and $1.3 million for the three months ended November 30, 2023 and 2022, respectively. The increase from period to period was partially due to a higher level of research and development activity associated with our sustainability initiatives. Our research and development team engages in consumer research, environmental and sustainability initiatives, product development, product improvements and testing activities. This team leverages its development capabilities by collaborating with a network of outside resources including our current and prospective third-party contract manufacturers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.
Advertising and Sales Promotion (“A&P”) Expenses

	Three Months Ended November 30,
			Change from Prior Year
(in thousands)	2023	2022	Dollars	Percent
A&P expenses	$6,983	$5,339	$1,644	31%
% of net sales	5.0%	4.3%
A&P Expenses – Three Months Ended – November 30, 2023 Compared to November 30, 2022
The increase in A&P expenses was primarily due to a higher level of promotional programs and marketing support, particularly in the Americas segment.
As a percentage of net sales, A&P expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales were $7.8 million and $6.5 million, or 5.5% and 5.2% of net sales, for the three months ended November 30, 2023 and 2022, respectively. Therefore, our total investment in A&P activities was $14.8 million and $11.8 million or 10.5% and 9.5% of net sales, for the three months ended November 30, 2023 and 2022, respectively.

Income from Operations by Segment
The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended November 30,
	2023	2022	Change from Prior Year
			Dollars	Percent
Americas	$14,196	$12,772	$1,424	11%
EIMEA	9,515	6,283	3,232	51%
Asia-Pacific	11,025	9,617	1,408	15%
Unallocated corporate	(10,552)	(9,993)	(559)	(6)%
Total	$24,184	$18,679	$5,505	29%
Americas
Americas Operating Income – Three Months Ended – November 30, 2023 Compared to November 30, 2022
Income from operations for the Americas increased to $14.2 million, up $1.4 million, or 11%, due to a $6.1 million increase in sales partially offset by higher operating expenses. Gross margin for the Americas segment remained constant at 50.7%. Operating expenses increased $1.6 million due to higher A&P investments and higher employee-related costs, including annual compensation increases and a higher level of fringe benefits. In addition, operating expenses increased due to a higher level of travel and meeting expense. Operating income as a percentage of net sales increased from 22.0% to 22.2% period over period.
EIMEA
EIMEA Operating Income – Three Months Ended – November 30, 2023 Compared to November 30, 2022
Income from operations for the EIMEA segment increased to $9.5 million, up $3.2 million, or 51%, primarily due to a $8.0 million increase in sales and a higher gross margin, which was partially offset by higher operating expenses. Gross margin for the EIMEA segment increased from 50.6% to 54.9% primarily due to price increases that were implemented in the fourth quarter of fiscal year 2022 and first quarter of fiscal year 2023, as well as decreased costs of petroleum-based specialty chemicals and lower warehousing, distribution and freight costs. These favorable impacts to gross margin were partially offset by increases in the costs of aerosol cans and filling fees at our third-party manufacturers. Operating expenses increased $2.9 million primarily due to higher employee-related costs from increased headcount as well as annual compensation increases and higher incentive compensation. In addition, travel and meeting expenses increased. Operating income as a percentage of net sales increased from 15.4% to 19.5% period over period.
Asia-Pacific
Asia-Pacific Operating Income – Three Months Ended – November 30, 2023 Compared to November 30, 2022
Income from operations for the Asia-Pacific segment increased to $11.0 million, up $1.4 million, or 15%, primarily due to a $1.5 million increase in sales and a higher gross margin, partially offset by an increase in operating expenses. Gross margin for the Asia-Pacific segment increased from 54.4% to 59.2% primarily due to the favorable impact of price increases that were implemented during the last twelve months and decreased costs of petroleum-based specialty chemicals, partially offset by higher miscellaneous costs from period to period. Operating expenses increased $0.7 million from period to period primarily due to higher A&P expenses. Operating income as a percentage of net sales increased from 36.8% to 40.0% period over period.

Non-Operating Items
The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended November 30,
	2023	2022	Change
Interest income	$74	$44	$30
Interest expense	$1,146	$1,169	$(23)
Other (expense) income, net	$(40)	$150	$(190)
Provision for income taxes	$5,590	$3,707	$1,883
Interest Expense
Interest expense remained relatively consistent period over period.
Other Income (Expense), Net
Other income (expense) was not significant during the three months ended November 30, 2023 and 2022.
Provision for Income Taxes
The provision for income taxes was 24.2% and 20.9% of income before income taxes for the three months ended November 30, 2023 and 2022, respectively. Descriptions of impacts on our effective income tax rate are incorporated by reference to Part I-Item 1, “Notes to Condensed Consolidated Financial States” Note 13 – Income Taxes included in this report.
Net Income
Net income increased 25% to $17.5 million, or $1.28 per common share on a fully diluted basis, for the three months ended November 30, 2023 compared to $14.0 million, or $1.02 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates from period to period had a favorable impact of $0.6 million on consolidated net income for the three months ended November 30, 2023. Thus, on a constant currency basis, net income would have increased $2.9 million, or 21%, from period to period.
Performance Measures and Non-GAAP Reconciliations
In managing our business operations and assessing our financial performance, we supplement the information provided by our financial statements with certain non-GAAP performance measures. These performance measures are part of our current 55/30/25 business model, which includes gross margin, cost of doing business, and earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”), the latter two of which are non-GAAP performance measures. Cost of doing business is defined as total operating expenses less amortization of definite-lived intangible assets, impairment charges related to intangible assets, amortization of implementation costs associated with cloud computing arrangements (“cloud computing amortization”) and depreciation in operating departments. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation, amortization of definite-lived intangible assets, and cloud computing amortization. Beginning in fiscal year 2024, cloud computing amortization is included in our of cost of doing business and Adjusted EBITDA calculations. We are in the process of implementing a new cloud-based enterprise resource planning system, which we will begin to amortize once the system is placed into service. Implementation of such systems is related to initiatives associated with our strategic framework intended to achieve greater operational efficiencies. Cloud computing amortization is recognized in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
We target our gross margin to be 55% of net sales, our cost of doing business to be 30% of net sales, and our Adjusted EBITDA to be 25% of net sales. Results for these performance measures may vary from period to period depending on various factors, including economic conditions such as the inflationary environment we have experienced in the last several fiscal years, and our level of investment in activities for the future such as those related to quality assurance, regulatory compliance, information technology, sustainability, and intellectual property protection in order to safeguard our WD-40 brand. Our targets for gross margin and these other performance measures are long-term in nature and we expect to make progress towards them over time.

The following table summarizes the results of these performance measures:

	Three Months Ended November 30,
	2023	2022
Gross margin – GAAP	54%	51%
Cost of doing business as a percentage of net sales – non-GAAP	36%	36%
Adjusted EBITDA as a percentage of net sales – non-GAAP (1)	19%	17%
(1)Percentages may not aggregate to Adjusted EBITDA percentage due to rounding and because amounts recorded in other income (expense), net on our consolidated statement of operations are not included as an adjustment to earnings in the Adjusted EBITDA calculation.
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
Cost of Doing Business (in thousands, except percentages)

	Three Months Ended November 30,
	2023	2022
Total operating expenses – GAAP	$51,369	$45,576
Amortization (1)	(308)	(253)
Depreciation (in operating departments)	(1,049)	(965)
Cost of doing business	$50,012	$44,358
Net sales	$140,416	$124,893
Cost of doing business as a percentage of net sales – non-GAAP	36%	36%
(1)    Includes amortization of definite-lived intangible assets and cloud computing amortization.
Adjusted EBITDA (in thousands, except percentages)

	Three Months Ended November 30,
	2023	2022
Net income – GAAP	$17,482	$13,997
Provision for income taxes	5,590	3,707
Interest income	(74)	(44)
Interest expense	1,146	1,169
Amortization (1)	308	253
Depreciation	2,010	1,643
Adjusted EBITDA	$26,462	$20,725
Net sales	$140,416	$124,893
Adjusted EBITDA as a percentage of net sales – non-GAAP	19%	17%
(1)    Includes amortization of definite-lived intangible assets and cloud computing amortization.
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
We have historically held a balance of outstanding draws on our line of credit in either U.S. Dollars in the Americas segment, or in Euros and Pounds Sterling in the EIMEA segment. Euro and Pound Sterling denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. We have the ability to refinance any draws under the line of credit with successive short-term borrowings through the September 30, 2025 maturity date of the Credit Agreement. Outstanding draws for which we have both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of November 30, 2023, $19.8 million of this facility was classified as long-term and was entirely denominated in Euros. $23.6 million was classified as short-term and was denominated in U.S. Dollars and Pounds Sterling. In the United States, we held $67.2 million in fixed rate long-term borrowings as of November 30, 2023, consisting of senior notes under our Note Agreement. We paid $0.4 million in principal payments on our Series A Notes during the first three months of fiscal year 2024. There were no other letters of credit outstanding or restrictions on the amount available on our line of credit or notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three and a half to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 8 – Debt for additional information on these financial covenants. At November 30, 2023, we were in compliance with all material debt covenants. We continue to monitor our compliance with all debt covenants and, at the present time, we believe that the likelihood of being unable to satisfy all material covenants is remote. At November 30, 2023, we had a total of $50.3 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.
We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund short-term and long-term operating requirements, capital expenditures, dividend payments, acquisitions, new business development activities and share repurchases. On June 19, 2023, the Board approved the 2023 Repurchase Plan. Under the 2023 Repurchase Plan, which became effective on September 1, 2023, we are authorized to acquire up to $50.0 million of our outstanding shares through August 31, 2025, of which $47.6 million remains available for the repurchase of shares of common stock as of November 30, 2023.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended November 30,
	2023	2022	Change
Net cash provided by operating activities	$26,916	$10,437	$16,479
Net cash used in investing activities	(671)	(1,300)	629
Net cash used in financing activities	(24,502)	(12,342)	(12,160)
Effect of exchange rate changes on cash and cash equivalents	431	2,244	(1,813)
Net increase (decrease) in cash and cash equivalents	$2,174	$(961)	$3,135
Operating Activities
Net cash provided by operating activities increased $16.5 million to $26.9 million for the three months ended November 30, 2023. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the three months ended November 30, 2023 was net income of $17.5 million, which increased approximately $3.5 million from period to period.

Changes in our working capital, which increased net cash provided by operating activities, were primarily attributable to a decrease in inventory during the first quarter of fiscal year 2024 compared to a significant increase in inventory in the corresponding period of the prior fiscal year, which resulted in a $18.7 million favorable impact period over period to our cash provided by operating activities. In the corresponding period of the prior fiscal year, we had continued to build our inventory levels of certain raw materials, components and finished goods due to challenges within supply chain that we experienced after the COVID-19 pandemic. We have since been able to increase the capacity and flexibility of our supply chain which has enabled us to reduce our inventory levels since they peaked during the first quarter of 2023.
Investing Activities
Net cash used in investing activities decreased $0.6 million to $0.7 million for the three months ended November 30, 2023, primarily due to a lower level of manufacturing-related capital expenditures within the U.S. and the U.K. from period to period.
Financing Activities
Net cash used in financing activities increased $12.2 million to $24.5 million for the three months ended November 30, 2023. This change was primarily due to net repayments on our revolving credit facility of $9.7 million during the first three months of the fiscal year, compared to net proceeds of $3.4 million in the corresponding period of the prior fiscal year. Increases in dividends paid to our stockholders also increased cash used in financing activities by $0.7 million. Offsetting these increases in cash outflows from period to period was a decrease in treasury stock purchases of $1.7 million.
Effect of Exchange Rate Changes
All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary, which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was an increase in cash of $0.4 million for the three months ended November 30, 2023 as compared to an increase in cash of $2.2 million for the three months ended November 30, 2022. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Pound Sterling against the U.S. Dollar.
Commercial Commitments
We have ongoing relationships with various third-party suppliers (contract manufacturers) that manufacture our products and third-party distribution centers that warehouse and ship our products to customers. The contract manufacturers maintain title and control of certain raw materials and components, materials utilized in finished products, and the finished products themselves until shipment to our third-party distribution centers or customers in accordance with agreed upon shipment terms. Although we have contractual minimum purchase obligations with certain contract manufacturers, such obligations are immaterial or well below the volume of goods that we have historically purchased. In addition, in the ordinary course of business, we communicate supply needs to our contract manufacturers based on orders and short-term projections, ranging from two to six months. We are committed to purchase the products produced by the contract manufacturers based on the projections provided.
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
In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of November 30, 2023, no such commitments were outstanding.
Share Repurchase Plans
The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 9 — Share Repurchase Plan included in this report.

Dividends
On December 12, 2023, the Company’s Board approved a 6% increase in the regular quarterly cash dividend, increasing it from $0.83 per share to $0.88 per share. The $0.88 per share dividend declared on December 12, 2023 is payable on January 31, 2024 to stockholders of record on January 19, 2024.
Critical Accounting Policies and Estimates
Our discussion and analysis of our operating results and financial condition is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.
Critical accounting policies are those that involve subjective or complex judgments, often as a result of the need to make estimates. The following areas all require the use of judgments and estimates: revenue recognition and accounting for income taxes. Estimates in each of these areas are based on historical experience and various judgments and assumptions that we believe are appropriate. Actual results may materially differ from these estimates.
There have been no material changes in our critical accounting policies and estimates from those disclosed in Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, which was filed with the SEC on October 23, 2023.
Recently Issued Accounting Standards
There have been no recently issued accounting standards that will have a material impact on our consolidated financial statements and related disclosures.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is incorporated by reference to Part II—Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, which was filed with the SEC on October 23, 2023.
Item 4.    Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2023, the end of the period covered by this report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.
There were no changes in our internal control over financial reporting during the three months ended November 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this item is incorporated by reference to the information set forth in Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 12 — Commitments and Contingencies, included in this report.
Item 1A.    Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, which was filed with the SEC on October 23, 2023. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, could also materially adversely affect our operating results, financial condition or future business.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On June 19, 2023, the Company’s Board approved a share repurchase plan (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, which became effective on September 1, 2023, the Company is authorized to acquire up to $50.0 million of its outstanding shares through August 31, 2025. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the three months ended November 30, 2023, the Company repurchased 11,500 shares at an average price of $209.90 per share, for a total cost of $2.4 million under this $50.0 million plan.
The following table provides information with respect to all purchases made by the Company during the three months ended November 30, 2023. All purchases listed below were made in the open market at prevailing market prices. Purchase transactions between September 1, 2023 and October 11, 2023, as well as November 14, 2023 and November 21, 2023 were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Exchange Act.

	Total # of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plans & Programs	Max $ Value of Shares That May Yet Be Purchased Under the Plans & Programs
Period
September 1 – September 30	4,750	$204.67	4,750	$49,027,794
October 1 – October 31	3,500	$206.52	3,500	$48,304,971
November 1 – November 30	3,250	$221.19	3,250	$47,586,106
	11,500	$209.90	11,500

Item 5.    Other Information
During the three months ended November 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2018, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 23, 2023, Exhibit 3.2 thereto.

10(a)	Amended and Restated WD-40 Company 2016 Stock Incentive Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 2, 2023, Appendix A thereto.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from WD-40 Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to the Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: January 9, 2024	By:	/s/ STEVEN A. BRASS
Steven A. Brass President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ SARA K. HYZER
Sara K. Hyzer Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)