Form 10-Q
period 2024-02-29
WD 40 CO
filed 2024-04-09
CIK 105132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2024

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
Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 3, 2024 was 13,552,637.

WD-40 COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended February 29, 2024

PART 1 — FINANCIAL INFORMATION
Item 1.    Financial Statements
WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	February 29, 2024	August 31, 2023
Assets
Current assets:
Cash and cash equivalents	$55,443	$48,143
Trade and other accounts receivable, net	104,794	98,039
Inventories	78,029	86,522
Other current assets	12,248	15,821
Total current assets	250,514	248,525
Property and equipment, net	64,575	66,791
Goodwill	95,499	95,505
Other intangible assets, net	4,165	4,670
Right-of-use assets	10,968	7,820
Deferred tax assets, net	1,189	1,201
Other assets	15,111	13,454
Total assets	$442,021	$437,966

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,405	$30,826
Accrued liabilities	31,710	30,000
Accrued payroll and related expenses	14,869	16,722
Short-term borrowings	29,790	10,800
Income taxes payable	1,657	494
Total current liabilities	110,431	88,842
Long-term borrowings	85,894	109,743
Deferred tax liabilities, net	10,987	10,305
Long-term operating lease liabilities	5,509	5,832
Other long-term liabilities	12,922	13,066
Total liabilities	225,743	227,788

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 19,920,049 and 19,905,815 shares issued at February 29, 2024 and August 31, 2023, respectively; and 13,554,668 and 13,563,434 shares outstanding at February 29, 2024 and August 31, 2023, respectively	20	20
Additional paid-in capital	173,263	171,546
Retained earnings	487,233	477,488
Accumulated other comprehensive loss	(31,249)	(31,206)
Common stock held in treasury, at cost — 6,365,381 and 6,342,381 shares at February 29, 2024 and August 31, 2023, respectively	(412,989)	(407,670)
Total stockholders’ equity	216,278	210,178
Total liabilities and stockholders’ equity	$442,021	$437,966
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended February 29/28,		Six Months Ended February 29/28,
	2024	2023	2024	2023

Net sales	$139,105	$130,193	$279,521	$255,086
Cost of products sold	66,164	64,115	131,027	124,753
Gross profit	72,941	66,078	148,494	130,333

Operating expenses:
Selling, general and administrative	45,023	37,690	89,158	77,674
Advertising and sales promotion	6,725	5,985	13,708	11,324
Amortization of definite-lived intangible assets	252	250	503	503
Total operating expenses	52,000	43,925	103,369	89,501

Income from operations	20,941	22,153	45,125	40,832

Other income (expense):
Interest income	66	51	140	95
Interest expense	(1,008)	(1,502)	(2,154)	(2,671)
Other (expense) income, net	(193)	165	(233)	315
Income before income taxes	19,806	20,867	42,878	38,571
Provision for income taxes	4,270	4,341	9,860	8,048
Net income	$15,536	$16,526	$33,018	$30,523

Earnings per common share:
Basic	$1.14	$1.21	$2.43	$2.24
Diluted	$1.14	$1.21	$2.42	$2.23

Shares used in per share calculations:
Basic	13,558	13,583	13,559	13,586
Diluted	13,583	13,608	13,583	13,608
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended February 29/28,		Six Months Ended February 29/28,
	2024	2023	2024	2023

Net income	$15,536	$16,526	$33,018	$30,523
Other comprehensive income (loss):
Foreign currency translation adjustment	(433)	8	(43)	1,344
Total comprehensive income	$15,103	$16,534	$32,975	$31,867
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount				Shares	Amount
Balance at August 31, 2023	19,905,815	$20	$171,546	$477,488	$(31,206)	6,342,381	$(407,670)	$210,178
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	5,680	-	(678)					(678)
Stock-based compensation			2,271					2,271
Cash dividends ($0.83 per share)				(11,297)				(11,297)
Repurchases of common stock						11,500	(2,414)	(2,414)
Foreign currency translation adjustment					390			390
Net income				17,482				17,482
Balance at November 30, 2023	19,911,495	$20	$173,139	$483,673	$(30,816)	6,353,881	$(410,084)	$215,932
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	8,554	-	(1,742)					(1,742)
Stock-based compensation			1,866					1,866
Cash dividends ($0.88 per share)				(11,976)				(11,976)
Repurchases of common stock						11,500	(2,905)	(2,905)
Foreign currency translation adjustment					(433)			(433)
Net income				15,536				15,536
Balance at February 29, 2024	19,920,049	$20	$173,263	$487,233	$(31,249)	6,365,381	$(412,989)	$216,278
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

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended February 29/28,
	2024	2023
Operating activities:
Net income	$33,018	$30,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,683	3,864
Net (gains) losses on sales and disposals of property and equipment	(108)	83
Deferred income taxes	711	(224)
Stock-based compensation	4,137	4,980
Amortization of implementation costs associated with cloud computing arrangements	313	150
Unrealized foreign currency exchange losses (gains)	245	(1,820)
Provision for credit losses	122	53
Write-off of inventories	1,088	568
Changes in assets and liabilities:
Trade and other accounts receivable	(7,071)	(9,689)
Inventories	7,267	(4,159)
Other assets	(2,256)	(930)
Operating lease assets and liabilities, net	(16)	60
Accounts payable and accrued liabilities	3,612	(3,059)
Accrued payroll and related expenses	(1,872)	260
Other long-term liabilities and income taxes payable	1,019	287
Net cash provided by operating activities	44,892	20,947

Investing activities:
Purchases of property and equipment	(2,092)	(3,571)
Proceeds from sales of property and equipment	349	290
Net cash used in investing activities	(1,743)	(3,281)

Financing activities:
Treasury stock purchases	(5,319)	(5,641)
Dividends paid	(23,273)	(21,958)
Repayments of long-term senior notes	(400)	(400)
Net (repayments) proceeds from revolving credit facility	(4,177)	8,305
Shares withheld to cover taxes upon conversions of equity awards	(2,420)	(600)
Net cash used in financing activities	(35,589)	(20,294)
Effect of exchange rate changes on cash and cash equivalents	(260)	2,777
Net increase in cash and cash equivalents	7,300	149
Cash and cash equivalents at beginning of period	48,143	37,843
Cash and cash equivalents at end of period	$55,443	$37,992

Supplemental disclosure of noncash investing activities: Accrued capital expenditures	$125	$137
Finance lease obligation settled with prepaid deposit	$3,855	$-
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
Global economic conditions have been adversely impacted and financial markets have experienced significant volatility in recent years. Although the Company’s estimates consider current conditions, the inputs into certain of the Company’s significant and critical accounting estimates include judgments and assumptions about the economic implications of factors that have been subject to such volatility and how management expects them to change in the future, as appropriate. It is possible that actual results experienced may differ materially from the Company’s estimates in future periods, which could materially affect its results of operations and financial condition.
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
Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized in other income (expense), net in the Company’s condensed consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the condensed consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s condensed consolidated balance sheets. At February 29, 2024, the Company had a notional amount of $9.9 million outstanding in foreign currency forward contracts, which will mature in March 2024. Unrealized net gains and losses related to foreign currency forward contracts were not significant at February 29, 2024 and August 31, 2023. Realized net gains and losses related to foreign currency forward contracts were not significant for the three and six months ended February 29, 2024 and February 28, 2023. Both unrealized and realized net gains and losses are recorded in other (expense) income, net in the Company’s condensed consolidated statements of operations.
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
Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of February 29, 2024, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, except for foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents and short-term borrowings are recorded at cost, which approximates their fair values, primarily due to their short-term nature. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $60.1 million as of February 29, 2024, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to their carrying value of $67.2 million. During the six months ended February 29, 2024, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments primarily require enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The amendments are effective for the Company’s annual periods beginning September 1, 2024, and interim periods beginning September 1, 2025, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The Company is in the process of evaluating this ASU to determine its impact on the Company’s disclosures.
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning September 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is in the process of evaluating this ASU to determine its impact on the Company’s disclosures.

Note 3.    Inventories
Inventories consisted of the following (in thousands):

	February 29, 2024	August 31, 2023
Product held at third-party contract manufacturers	$5,031	$6,680
Raw materials and components	10,566	11,924
Work-in-process	277	497
Finished goods	62,155	67,421
Total	$78,029	$86,522

Note 4.    Property and Equipment and Capitalized Cloud-Based Software Implementation Costs
Property and equipment, net, consisted of the following (in thousands):

	February 29, 2024	August 31, 2023
Machinery, equipment and vehicles	$54,561	$49,804
Buildings and improvements	27,606	27,555
Computer and office equipment	6,404	6,151
Internal-use software	9,671	11,277
Furniture and fixtures	3,050	3,027
Capital in progress	3,900	7,937
Land	4,218	4,220
Subtotal	109,410	109,971
Less: accumulated depreciation and amortization	(44,835)	(43,180)
Total	$64,575	$66,791
As of February 29, 2024 and August 31, 2023, the Company’s condensed consolidated balance sheets included $12.7 million and $11.0 million, respectively, of capitalized cloud-based implementation costs recorded as other assets within the Company’s condensed consolidated balance sheets. These balances primarily consist of capitalized implementation costs related to a new cloud-based enterprise resource planning (“ERP”) system which the Company placed into service in the U.S. during the second quarter of fiscal year 2024. The useful lives of the Company’s internal-use software and capitalized cloud computing implementation costs are generally three to five years. However, the useful lives of major information system installations such as implementations of ERP systems and certain related software are determined on an individual basis and may exceed five years depending on the estimated period of use. The Company has determined the useful life of the new ERP system to be ten years and is amortizing over such period. Accumulated amortization associated with these assets was $1.0 million and $0.7 million as of February 29, 2024 and August 31, 2023, respectively. Amortization expense associated with these assets was not significant for the three and six months ended February 29, 2024 and February 28, 2023.
Note 5.    Goodwill and Other Intangible Assets
Goodwill
The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EIMEA	Asia-Pacific	Total
Balance as of August 31, 2023	$85,436	$8,860	$1,209	$95,505
Translation adjustments	(1)	(5)	-	(6)
Balance as of February 29, 2024	$85,435	$8,855	$1,209	$95,499

During the second quarter of fiscal year 2024, the Company performed its annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as of the Company’s most recent goodwill impairment testing date, December 1, 2023. The Company performed a quantitative assessment to determine whether the fair value of any of its reporting units was less than each reporting unit’s carrying amount. The Company determined the fair value of its reporting units by following the income approach, which uses a discounted cash flow methodology. The discounted cash flow methodology bases the fair value of each reporting unit on the present value of its estimated future cash flows. The discounted cash flow methodology also requires that management make assumptions about certain key inputs in the estimated cash flows, including long-term sales forecasts or growth rates, terminal growth rates and discount rates, all of which are inherently uncertain. The forecast of future cash flows was primarily based on historical data and management’s best estimates of sales growth rates and operating margins for each reporting unit for the next five fiscal years. The discount rate used was based on management’s estimate of the current weighted-average cost of capital for each reporting unit. As these assumptions are largely unobservable, the estimated fair values fall within Level 3 of the fair value hierarchy. Based on quantitative analysis, the Company determined that the estimated fair value of each of its reporting units significantly exceeded their respective carrying values. As a result, the Company concluded that no impairment of its goodwill existed as of December 1, 2023. In addition, the Company concluded that there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to December 1, 2023 through February 29, 2024. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.
Definite-lived Intangible Assets
The net carrying value of the Company’s definite-lived intangible assets, which include the Spot Shot, Carpet Fresh, 1001, EZ REACH and GT85 trade names, was $4.2 million and $4.7 million as of February 29, 2024 and August 31, 2023, respectively. These balances are classified as other intangible assets, net in the Company’s condensed consolidated balance sheets. Amortization expense related to these assets was not material for the three and six months ended February 29, 2024 and February 28, 2023.

Note 6.    Leases
Right-of-use assets and lease liabilities consisted of the following (in thousands):

	February 29, 2024	August 31, 2023
Assets:
Operating lease right-of-use assets	$7,241	$7,820
Finance lease right-of-use asset	3,727	-
Total right-of-use assets	$10,968	$7,820

Liabilities:
Current operating lease liabilities(1)	$1,864	$2,144
Long-term operating lease liabilities	5,509	5,832
Total operating lease liabilities	$7,373	$7,976
(1) Current operating lease liabilities are classified in accrued liabilities on the Company’s condensed consolidated balance sheets.
During the six months ended February 29, 2024, the Company entered into a finance lease for a blending facility (the “Finance Lease”). As of August 31, 2023, the Company had $3.8 million of prepaid deposits, which converted to a right-of-use asset at the commencement of the Finance Lease during the six months ended February 29, 2024. Since the Finance Lease was fully prepaid at commencement, no lease liability exists related to it.

Note 7.    Accrued and Other Liabilities
Accrued liabilities consisted of the following (in thousands):

	February 29, 2024	August 31, 2023
Accrued advertising and sales promotion expenses	$15,671	$14,472
Accrued professional services fees	2,792	1,924
Accrued sales taxes and other taxes	2,981	2,618
Deferred revenue	3,340	4,552
Short-term operating lease liability	1,864	2,144
Other	5,062	4,290
Total	$31,710	$30,000
Accrued payroll and related expenses consisted of the following (in thousands):

	February 29, 2024	August 31, 2023
Accrued incentive compensation	$5,844	$6,698
Accrued payroll	5,441	4,298
Accrued payroll taxes	1,665	1,650
Accrued profit sharing	1,406	3,561
Other	513	515
Total	$14,869	$16,722
Note 8.    Debt
As of February 29, 2024, the Company held borrowings under two separate agreements as detailed below.
Note Purchase and Private Shelf Agreement
The Company holds borrowings under its Note Purchase and Private Shelf Agreement, as amended (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”). As of February 29, 2024, the Company had outstanding balances on its series A, B and C notes issued under this Note Agreement.
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

Short-term and long-term borrowings under the Company’s Credit Agreement and Note Agreement consisted of the following (in thousands):

	Issuance	Maturities	February 29, 2024	August 31, 2023

Credit Agreement – revolving credit facility (1)	Various	9/30/2025	$48,484	$52,943

Note Agreement
Series A Notes – 3.39% fixed rate(2)	11/15/2017	2024-2032	15,200	15,600
Series B Notes – 2.50% fixed rate(3)	9/30/2020	11/15/2027	26,000	26,000
Series C Notes – 2.69% fixed rate(3)	9/30/2020	11/15/2030	26,000	26,000
Total borrowings			115,684	120,543
Short-term portion of borrowings			(29,790)	(10,800)
Total long-term borrowings			$85,894	$109,743
(1)The Company has the ability to refinance any draw under the line of credit with successive short-term borrowings through the maturity date. Outstanding draws for which management has the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of February 29, 2024, $19.5 million of this facility was classified as long-term and was entirely denominated in Euros. $29.0 million was classified as short-term and was denominated in U.S. Dollars and Pounds Sterling. As of August 31, 2023, $42.9 million on this facility was classified as long-term and was denominated in Euros and Pounds Sterling. $10.0 million was classified as short-term and was denominated entirely in U.S. Dollars. Euro and Pound Sterling denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.
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
As of February 29, 2024, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.

Note 9.    Share Repurchase Plan
On June 19, 2023, the Company’s Board (the “Board”) approved a share repurchase plan (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, which became effective on September 1, 2023, the Company is authorized to acquire up to $50.0 million of its outstanding shares through August 31, 2025. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the six months ended February 29, 2024, the Company repurchased 23,000 shares at an average price of $231.26 per share, for a total cost of $5.3 million under this $50.0 million plan.
Note 10.    Earnings per Common Share
The table below reconciles net income to net income available to common stockholders (in thousands):

	Three Months Ended February 29/28,		Six Months Ended February 29/28,
	2024	2023	2024	2023
Net income	$15,536	$16,526	$33,018	$30,523
Less: Net income allocated to participating securities	(56)	(71)	(122)	(125)
Net income available to common stockholders	$15,480	$16,455	$32,896	$30,398
The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended February 29/28,		Six Months Ended February 29/28,
	2024	2023	2024	2023
Weighted-average common shares outstanding, basic	13,558	13,583	13,559	13,586
Weighted-average dilutive securities	25	25	24	22
Weighted-average common shares outstanding, diluted	13,583	13,608	13,583	13,608
For the three months ended February 29, 2024, there were no anti-dilutive stock-based equity awards outstanding. For the six months ended February 29, 2024, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 2,702 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.
For the three and six months ended February 28, 2023, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 10,734 and 9,103, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

Note 11.    Revenue
The following table presents the Company’s revenues by segment and major source (in thousands):

	Three Months Ended February 29, 2024				Six Months Ended February 29, 2024
	Americas	EIMEA	Asia-Pacific	Total	Americas	EIMEA	Asia-Pacific	Total
WD-40 Multi-Use Product	$49,043	$41,572	$16,619	$107,234	$97,554	$78,616	$38,741	$214,911
WD-40 Specialist	7,090	7,525	2,202	16,817	14,198	14,191	5,270	33,659
Other maintenance products (1)	4,003	3,009	176	7,188	8,129	6,071	614	14,814
Total maintenance products	60,136	52,106	$18,997	$131,239	119,881	98,878	44,625	263,384
HCCP (2)	3,371	2,207	2,288	7,866	7,701	4,189	4,247	16,137
Total net sales	$63,507	$54,313	$21,285	$139,105	$127,582	$103,067	$48,872	$279,521

	Three Months Ended February 28, 2023				Six Months Ended February 28, 2023
	Americas	EIMEA	Asia-Pacific	Total	Americas	EIMEA	Asia-Pacific	Total
WD-40 Multi-Use Product	$48,405	$35,660	$16,196	$100,261	$91,562	$65,838	$37,449	$194,849
WD-40 Specialist	$6,875	$6,122	$2,277	$15,274	13,700	12,133	4,847	30,680
Other maintenance products (1)	$3,846	$2,569	$154	$6,569	7,435	5,109	343	12,887
Total maintenance products	$59,126	$44,351	$18,627	$122,104	112,697	83,080	42,639	238,416
HCCP (2)	3,764	2,458	1,867	8,089	8,207	4,501	3,962	16,670
Total net sales	$62,890	$46,809	$20,494	$130,193	$120,904	$87,581	$46,601	$255,086
(1)Other maintenance products consist of the 3-IN-ONE and GT85 brands.
(2)Homecare and cleaning products (“HCCP”).
Contract Balances
Contract liabilities consist of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $3.3 million and $4.6 million as of February 29, 2024 and August 31, 2023, respectively. Substantially all of the $4.6 million that was included in contract liabilities as of August 31, 2023 was recognized to revenue during the six months ended February 29, 2024. These contract liabilities are recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. Contract assets are recorded if the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. The Company did not have any contract assets as of February 29, 2024 and August 31, 2023. The Company has an unconditional right to payment for its trade and other accounts receivable on the Company’s condensed consolidated balance sheets. These receivables are presented net of an allowance for credit losses of $0.6 million as of February 29, 2024 and which was not significant as of August 31, 2023.
Note 12.    Commitments and Contingencies
Purchase Commitments
The Company has ongoing relationships with various suppliers (contract manufacturers) that manufacture the Company’s products and third-party distribution centers that warehouse and ship the Company’s products to customers. The contract manufacturers maintain title and control of certain raw materials and components, materials utilized in finished products, and the finished products themselves until shipment to the Company’s third-party distribution centers or customers in accordance with agreed upon shipment terms. Although the Company has contractual minimum purchase obligations with certain contract manufacturers, such obligations are either immaterial or below the volume of goods that the Company has historically purchased. In the ordinary course of business, supply needs are communicated by the Company to its contract manufacturers based on orders and short-term projections, ranging from two months to six months. The Company is committed to purchase the products produced by the contract manufacturers based on the projections provided.

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
In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of February 29, 2024, no such commitments were outstanding.
Litigation
From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. As of February 29, 2024, there were no unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss. As to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.
Indemnifications
As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of February 29, 2024.
From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of February 29, 2024.
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

The provision for income taxes was 21.6% and 20.8% of income before income taxes for the three months ended February 29, 2024 and February 28, 2023, respectively. This 0.8% increase in the effective tax rate from period to period was primarily due to the following impacts:

Description of impacts on the Company’s estimated annual effective tax rate	Unfavorable/(Favorable)
Higher tax rates in certain foreign jurisdictions from period to period	1.7%
An increase in non-deductible performance based compensation	0.7%
Windfalls from the settlement of stock-based equity awards in the second quarter of fiscal year 2024	(0.8)%
Benefits related to income tax positions affected by expiring statutes of limitation	(0.6)%
The provision for income taxes was 23.0% and 20.9% of income before income taxes for the six months ended February 29, 2024 and February 28, 2023, respectively. This 2.1% increase in the effective tax rate from period to period was primarily due to the following impacts:

Description of impacts on the Company’s estimated annual effective tax rate	Unfavorable/(Favorable)
A non-recurring charitable donation made in the first quarter of fiscal year 2023	1.9%
Higher tax rates in certain foreign jurisdictions from period to period	1.4%
Lower year to date shortfalls from the settlements of stock-based equity awards in fiscal year 2024	(1.3)%
The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2018 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2020 are no longer subject to examination. The Company is currently under audit in various state jurisdictions for fiscal years 2021 through 2022. The Company has estimated that up to $12.4 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. This includes $12.1 million associated with the Tax Cuts and Jobs Act’s mandatory one-time “toll tax” on unremitted foreign earnings. Audit outcomes and the timing of settlements are subject to significant uncertainty.
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

Summary information about reportable segments is as follows (in thousands):

For the Three Months Ended	Americas	EIMEA	Asia-Pacific	Unallocated Corporate (1)	Total
February 29, 2024
Net sales	$63,507	$54,313	$21,285	$-	$139,105
Income from operations	$13,220	$12,087	$7,489	$(11,855)	$20,941
Depreciation and amortization expense (2)	$1,144	$1,150	$56	$72	$2,422
Interest income	$-	$36	$30	$-	$66
Interest expense	$505	$502	$1	$-	$1,008

February 28, 2023
Net sales	$62,890	$46,809	$20,494	$-	$130,193
Income from operations	$13,712	$10,383	$7,023	$(8,965)	$22,153
Depreciation and amortization expense (2)	$869	$973	$51	$75	$1,968
Interest income	$-	$26	$25	$-	$51
Interest expense	$1,087	$413	$2	$-	$1,502

For the Six Months Ended
February 29, 2024
Net sales	$127,582	$103,067	$48,872	$-	$279,521
Income from operations	$27,416	$21,602	$18,514	$(22,407)	$45,125
Depreciation and amortization expense (2)	$2,195	$2,224	$113	$151	$4,683
Interest income	$-	$82	$58	$-	$140
Interest expense	$1,065	$1,086	$3	$-	$2,154

February 28, 2023
Net sales	$120,904	$87,581	$46,601	$-	$255,086
Income from operations	$26,484	$16,666	$16,640	$(18,958)	$40,832
Depreciation and amortization expense (2)	$1,747	$1,870	$96	$151	$3,864
Interest income	$4	$35	$56	$-	$95
Interest expense	$1,977	$692	$2	$-	$2,671
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
Note 15.    Subsequent Events
Acquisition of Theron Marketing
On March 4, 2024, the Company acquired a Brazilian marketing distributor, Theron Marketing Ltda. (“Theron”). Theron had been the exclusive distributor of WD-40 Brand products in Brazil for the last 27 years. Pursuant to the terms of the transaction, WD-40 Holding Company Brasil Ltda., a wholly owned subsidiary of the Company established during the three months ended February 29, 2024, acquired all outstanding shares of capital stock of Theron for cash of approximately

$6.9 million (subject to a 90-day post closing adjustment). With this transaction, the Company began direct distribution within Brazil in March 2024.
Dividend Declaration
On March 19, 2024, the Company’s Board declared a cash dividend of $0.88 per share payable on April 30, 2024 to stockholders of record on April 19, 2024.

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

Our products are sold in various locations around the world. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, India, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”) and Australia. We sell our products primarily through hardware stores, automotive parts outlets, industrial distributors and suppliers, mass retail and home center stores, value retailers, grocery stores, online retailers, warehouse club stores, farm supply, sport retailers, and independent bike dealers.
Highlights
The following summarizes the financial and operational highlights for our business during the six months ended February 29, 2024:
•Consolidated net sales increased $24.4 million, or 10%, compared to the corresponding period of the prior fiscal year. Increases in sales volume favorably impacted net sales by approximately $9.9 million from period to period. Increases in the average selling price of our products positively impacted net sales by approximately $7.7 million from period to period, primarily due to sales price increases implemented in certain regions during the prior fiscal year. Changes to net sales attributable to volumes and average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period. In addition, changes in foreign currency exchange rates from period to period had a favorable impact of $6.8 million on consolidated net sales for the first three months of fiscal year 2024. On a constant currency basis, net sales would have increased by $17.6 million, or 7%, from period to period. This favorable impact from changes in foreign currency exchange rates mainly came from our EIMEA segment, which accounted for 37% of our consolidated sales for the six months ended February 29, 2024.
•Gross profit as a percentage of net sales increased to 53.1% compared to 51.1% for the corresponding period of the prior fiscal year.
•Consolidated net income increased $2.5 million, or 8%, compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates from period to period had a favorable impact of $1.2 million on consolidated net income for the first half of fiscal year 2024. Thus, on a constant currency basis, net income would have increased $1.3 million, or 4%, from period to period.
•Diluted earnings per common share were $2.42 versus $2.23 in the prior fiscal year period.

Results of Operations
Three and Six Months Ended February 29, 2024 Compared to Three and Six Months Ended February 28, 2023
Operating Items
The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended February 29/28,				Six Months Ended February 29/28,
	2024	2023	Change from Prior Year		2024	2023	Change from Prior Year
			Dollars	Percent			Dollars	Percent
Net sales:
WD-40 Multi-Use Product	107,234	100,261	6,973	7%	$214,911	$194,849	$20,062	10%
WD-40 Specialist	16,817	15,274	1,543	10%	33,659	30,680	2,979	10%
Other maintenance products	7,188	6,569	619	9%	14,814	12,887	1,927	15%
Total maintenance products	131,239	122,104	9,135	7%	263,384	238,416	24,968	10%
HCCP (1)	7,866	8,089	(223)	(3)%	16,137	16,670	(533)	(3)%
Total net sales	139,105	130,193	8,912	7%	279,521	255,086	24,435	10%
Cost of products sold	66,164	64,115	2,049	3%	131,027	124,753	6,274	5%
Gross profit	72,941	66,078	6,863	10%	148,494	130,333	18,161	14%
Operating expenses	52,000	43,925	8,075	18%	103,369	89,501	13,868	15%
Income from operations	$20,941	$22,153	$(1,212)	(5)%	$45,125	$40,832	$4,293	11%
Net income	$15,536	$16,526	$(990)	(6)%	$33,018	$30,523	$2,495	8%
EPS – diluted	$1.14	$1.21	$(0.07)	(6)%	$2.42	$2.23	$0.19	9%
Shares used in diluted EPS	13,583	13,608	(25)	0%	13,583	13,608	(25)	0%
(1)Homecare and cleaning products (“HCCP”)
Net Sales by Segment
The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended February 29/28,				Six Months Ended February 29/28,
	2024	2023	Change from Prior Year		2024	2023	Change from Prior Year
			Dollars	Percent			Dollars	Percent
Americas	$63,507	$62,890	$617	1%	$127,582	$120,904	$6,678	6%
EIMEA	54,313	46,809	7,504	16%	103,067	87,581	15,486	18%
Asia-Pacific	21,285	20,494	791	4%	48,872	46,601	2,271	5%
Total	$139,105	$130,193	$8,912	7%	$279,521	$255,086	$24,435	10%

Americas Sales
The following table summarizes net sales by product line for the Americas segment, which includes the U.S., Canada and Latin America (in thousands, except percentages):

	Three Months Ended February 29/28,				Six Months Ended February 29/28,
	2024	2023	Change from Prior Year		2024	2023	Change from Prior Year
			Dollars	Percent			Dollars	Percent
WD-40 Multi-Use Product	$49,043	$48,405	$638	1%	$97,554	$91,562	$5,992	7%
WD-40 Specialist	7,090	6,875	215	3%	14,198	13,700	498	4%
Other maintenance products	4,003	3,846	157	4%	8,129	7,435	694	9%
Total maintenance products	60,136	59,126	1,010	2%	119,881	112,697	7,184	6%
HCCP	3,371	3,764	(393)	(10)%	7,701	8,207	(506)	(6)%
Total net sales	$63,507	$62,890	$617	1%	$127,582	$120,904	$6,678	6%
% of consolidated net sales	46%	48%			46%	48%
CC Net sales – non-GAAP (1)	$62,779	$62,890	$(111)	0%	$126,128	$120,904	$5,224	4%
Currency impact on current period – non-GAAP	$728				$1,454
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
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Americas segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Year to Date

Increase in average selling price(1)	$1.8	$2.2	$4.0
Increase (decrease) in sales volume(1)	3.6	(2.4)	1.2
Currency impact on current period – non-GAAP	0.7	0.8	1.5
Increase in net sales	$6.1	$0.6	$6.7
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Americas Sales – Three Months Ended – February 29, 2024 Compared to February 28, 2023
Net sales in the Americas segment increased due to the following:
•WD-40 Multi-Use Product sales increased $0.6 million, or 1%, primarily due to increases in Latin America and the U.S. of $1.1 million and $0.7 million, or 12% and 2%, respectively, partially offset by decreases in Canada of $1.2 million, or 35%. The increased sales in Latin America were primarily due to the favorable impact of price increases and higher volumes in Mexico as a result of the timing of customer orders, as well as the favorable impacts of changes in foreign currency exchange rates. The decrease in sales in Canada was primarily due to the timing of promotional activities and customer orders period over period.
•WD-40 Specialist and other maintenance product sales slightly increased across most regions in the Americas.

•Homecare and cleaning product sales decreased $0.4 million, or 10%, primarily due to lower volume in the U.S. as a result of reduced demand.
For both the three months ended February 29, 2024 and February 28, 2023, 76% of sales came from the U.S., and 24% of sales came from Canada and Latin America combined.
Americas Sales – Six Months Ended – February 29, 2024 Compared to February 28, 2023
Net sales in the Americas segment increased due to the following:
•WD-40 Multi-Use Product sales increased $6.0 million, or 7%, primarily due to increases in Latin America and the U.S. of $3.5 million and $3.2 million, or 20% and 5%, respectively. In Latin America, sales in the first half of fiscal year 2024 were favorably impacted by higher volumes as the result of timing of customer orders. This favorable impact was due to reduced demand in the comparative period as a result of customers that purchased higher levels of our product at the end of fiscal year 2022 in anticipation of price increases. In addition, sales in Mexico increased due to higher volumes as a result of timing of customer orders and favorable impacts of changes in foreign exchange rates. The increase in the U.S. was due to a combination of recovering volumes at increased selling prices as well as a result of successful promotional programs.
•WD-40 Specialist sales slightly increased across most regions in the Americas.
•Other maintenance product sales increased due to a $0.7 million, or 9%, increase in 3-IN-ONE sales, primarily due to successful promotional programs in Mexico and Canada.
•Homecare and cleaning product sales decreased $0.5 million, or 6%, primarily due to lower volume in the U.S. as a result of reduced demand.
•For the six months ended February 29, 2024, 75% of sales came from the U.S., and 25% of sales came from Canada and Latin America combined compared to the six months ended February 28, 2023 when 77% of sales came from the U.S., and 23% of sales came from Canada and Latin America.

EIMEA Sales
The following table summarizes net sales by product line for the EIMEA segment, which includes Europe, India, the Middle East and Africa (in thousands, except percentages):

	Three Months Ended February 29/28,				Six Months Ended February 29/28,
	2024	2023	Change from Prior Year		2024	2023	Change from Prior Year
			Dollars	Percent			Dollars	Percent
WD-40 Multi-Use Product	41,572	35,660	5,912	17%	$78,616	$65,838	$12,778	19%
WD-40 Specialist	7,525	6,122	1,403	23%	14,191	12,133	2,058	17%
Other maintenance products	3,009	2,569	440	17%	6,071	5,109	962	19%
Total maintenance products	52,106	44,351	7,755	17%	98,878	83,080	15,798	19%
HCCP	2,207	2,458	(251)	(10)%	4,189	4,501	(312)	(7)%
Total net sales	54,313	46,809	7,504	16%	$103,067	$87,581	$15,486	18%
% of consolidated net sales	39%	36%			37%	34%
CC Net sales – non-GAAP (1)	$51,924	$46,809	$5,115	11%	$97,063	$87,581	$9,482	11%
Currency impact on current period – non-GAAP	$2,389				$6,004
(1)Current fiscal year constant currency net sales translated at the foreign currency exchange rates in effect for the corresponding period of the prior fiscal year, compared to prior period actual net sales.
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the EIMEA segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Year to Date

Increase in average selling price(1)	$0.7	$0.0	$0.7
Increase in sales volume(1)	3.7	5.1	8.8
Currency impact on current period – non-GAAP	3.6	2.4	6.0
Increase in net sales	$8.0	$7.5	$15.5
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
The countries and regions in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) and the DACH and Benelux sales regions. The regions in the EIMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe.
EIMEA Sales – Three Months Ended – February 29, 2024 Compared to February 28, 2023
Net sales increased in the EIMEA segment primarily due to the following:
•WD-40 Multi-Use Product sales increased $5.9 million, or 17%, primarily due to higher sales volume. Volumes in the comparative period were unfavorably impacted by price increases that we implemented in the fourth quarter of fiscal year 2022 and first quarter of fiscal year 2023, which resulted in temporarily reduced demand as customers adjusted to those price increases. The combination of recovering volumes at increased selling prices resulted in higher sales across most regions. Sales increased most significantly in France, India, and Iberia, which were up $1.0 million, $0.9 million, and $0.6 million, respectively.
•WD-40 Specialist and other maintenance product sales increased $1.4 million, or 23%, and $0.4 million, or 17%, respectively, primarily due to the combined impact of higher sales volume and the favorable impact of price increases across the regions.
•Homecare and cleaning product sales decreased $0.3 million, or 10%, primarily due to lower volume in the U.K. as a result of reduced demand.
•Net sales were favorably impacted $2.4 million across our various brands as a result of favorable changes in foreign currency exchange rates. On a constant currency basis, sales in EIMEA would have increased 11%.
EIMEA Sales – Six Months Ended – February 29, 2024 Compared to February 28, 2023
Net sales increased in the EIMEA segment primarily due to the following:
•WD-40 Multi-Use Product sales increased $12.8 million, or 19%, primarily due to higher sales volume. Volumes in the comparative period were unfavorably impacted by price increases that we implemented in the fourth quarter of fiscal year 2022 and first quarter of fiscal year 2023, which resulted in reduced demand as customers adjusted to those price increases. The combination of recovering volumes and increased selling prices resulted in higher sales across most regions. Sales increased most significantly in the DACH and Benelux regions, France, the Middle East, and Iberia, which were up $3.0 million, $2.8 million, $2.3 million, and $1.9 million, respectively.
•WD-40 Specialist and other maintenance product sales increased $2.1 million, or 17%, and $1.0 million, or 19%, respectively, primarily due to the combined impact of higher sales volume and the favorable impact of price increases. France, in particular, saw an increase in sales of $1.3 million in these categories from period to period.
•Homecare and cleaning product sales decreased $0.3 million, or 7%, primarily due to lower volume in the U.K. as a result of reduced demand.
•Net sales were favorably impacted $6.0 million across our various brands as a result of favorable changes in foreign currency exchange rates. On a constant currency basis, sales in EIMEA would have increased 11%.

Asia-Pacific Sales
The following table summarizes net sales by product line for the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region (in thousands, except percentages):

	Three Months Ended February 29/28,				Six Months Ended February 29/28,
			Change from Prior Year				Change from Prior Year
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
WD-40 Multi-Use Product	$16,619	$16,196	$423	3%	$38,741	$37,449	$1,292	3%
WD-40 Specialist	2,202	$2,277	$(75)	(3)%	5,270	4,847	423	9%
Other maintenance products	176	$154	$22	14%	614	343	271	79%
Total maintenance products	18,997	$18,627	$370	2%	44,625	42,639	1,986	5%
HCCP	2,288	1,867	421	23%	4,247	3,962	285	7%
Total net sales	$21,285	$20,494	$791	4%	$48,872	$46,601	$2,271	5%
% of consolidated net sales	15%	16%			17%	18%
CC Net sales – non-GAAP (1)	$21,562	$20,494	$1,068	5%	$49,549	$46,601	$2,948	6%
Currency impact on current period – non-GAAP	$(277)				$(677)
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
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Asia-Pacific segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Year to Date

Increase in average selling price(1)	$1.6	$1.4	$3.0
Increase (decrease) in sales volume(1)	0.3	(0.3)	0.0
Currency impact on current period – non-GAAP	(0.4)	(0.3)	(0.7)
Increase in net sales	$1.5	$0.8	$2.3
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Asia-Pacific Sales – Three Months Ended – February 29, 2024 Compared to February 28, 2023
Net sales in the Asia-Pacific segment increased primarily due to the following:
•WD-40 Multi-Use Product sales increased $0.4 million, or 3%. Sales in the Asia distributor markets increased $0.5 million, or 7%, primarily due to price increases in these markets from period to period and successful promotional programs in certain regions, as well as the timing of customer orders.
•WD-40 Specialist and other maintenance product sales remained relatively constant from period to period.
•Homecare and cleaning product sales increased $0.4 million, or 23%. The increase was due to higher sales volume in Australia attributable to successful promotional activities and improved packaging.

•Net sales were unfavorably impacted $0.3 million across our various brands as a result of changes in foreign currency exchange rates. On a constant currency basis, sales in Asia-Pacific would have increased 5%.
Asia-Pacific Sales – Six Months Ended – February 29, 2024 Compared to February 28, 2023
Net sales in the Asia-Pacific segment increased primarily due to the following:
•WD-40 Multi-Use Product sales increased $1.3 million, or 3%. Sales in the Asia distributor markets increased $1.0 million, or 5%, primarily due to price increases in these markets from period to period and successful promotional programs in certain regions. In addition, sales in China increased $0.5 million, or 4%, due to increased sales volume from successful promotional programs and marketing activities. These increases were slightly offset by lower sales volume in Australia.
•WD-40 Specialist sales increased $0.4 million, or 9%, primarily due to increased sales volume from successful promotional programs and marketing activities in China.
•Other maintenance product sales increased $0.3 million, or 79%, due to higher sales of 3-IN-ONE, primarily due to increased sales in Australia as a result of the timing of customer orders and successful promotional programs.
•Homecare and cleaning product sales increased $0.3 million or 7%. The increase was due to higher sales volume in Australia attributable to successful promotional activities and improved packaging.
•Net sales were unfavorably impacted $0.7 million across our various brands as a result of changes in foreign currency exchange rates. On a constant currency basis, sales in Asia-Pacific would have increased 6%.
Gross Profit
The following general information is important when assessing fluctuations in our gross margin:
•There is often a delay before changes in costs of raw materials, such as specialty chemicals used in the formulation of our products, impact cost of products sold due to production and inventory life cycles. Such delays increase with higher production and inventory levels.
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
•In the EIMEA segment, the majority of our cost of goods sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The strengthening or weakening of the Euro and U.S. Dollar against the Pound Sterling may result in foreign currency related changes to the gross margin percentage in the EIMEA segment from period to period.
•Our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.0 million and $4.2 million for the three months ended February 29, 2024 and February 28, 2023, respectively, and $8.0 million and $8.4 million for the six months ended February 29, 2024 and February 28, 2023, respectively.
The following table summarizes gross margin and gross profit (in thousands, except percentages):

	Three Months Ended February 29/28,				Six Months Ended February 29/28,
	2024	2023	Change from Prior Year		2024	2023	Change from Prior Year
Gross profit	$72,941	$66,078	$6,863		$148,494	$130,333	$18,161
Gross margin	52.4%	50.8%	160	bps (1)	53.1%	51.1%	200	bps (1)
(1)Basis points (“bps”) change in gross margin.

Gross Margin – Three Months Ended – February 29, 2024 Compared to February 28, 2023
Gross margin increased 160 bps primarily due to the following favorable impacts, partially offset by unfavorable impacts:

Favorable/(Unfavorable)	Explanations
130 bps	Favorable sales mix and other miscellaneous mix impacts
100 bps	Lower costs of specialty chemicals used in the formulation of our products
70 bps	Increases in average selling prices
(100) bps	Increases in miscellaneous other input costs
Gross Margin – Six Months Ended – February 29, 2024 Compared to February 28, 2023
Gross margin increased 200 bps primarily due to the following favorable impacts, partially offset by unfavorable impacts:

Favorable/(Unfavorable)	Explanations
130 bps	Favorable sales mix and other miscellaneous mix impacts
100 bps	Increases in average selling prices
90 bps	Lower warehousing, distribution and freight costs, primarily in the Americas segment
80 bps	Lower costs of specialty chemicals used in the formulation of our products
(60) bps	Increases in miscellaneous other input costs
(50) bps	Higher costs of aerosol cans
Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended February 29/28,				Six Months Ended February 29/28,
	2024	2023	Change from Prior Year		2024	2023	Change from Prior Year
(in thousands)			Dollars	Percent			Dollars	Percent
SG&A expenses	$45,023	$37,690	$7,333	19%	$89,158	$77,674	$11,484	15%
% of net sales	32.4%	28.9%			31.9%	30.5%
SG&A Expenses – Three Months Ended – February 29, 2024 Compared to February 28, 2023
The increase in SG&A expenses was primarily due to increases in employee-related costs of $4.1 million due to higher accrued incentive compensation, annual compensation increases and higher headcount, partially offset by lower stock-based compensation expense. In addition, professional services fees increased $1.3 million in support of our strategic initiatives in the Americas and EIMEA segments, as well as higher costs associated with the ERP system we recently implemented in the United States. In addition, travel and meeting expense increased SG&A expense by $0.8 million in support of our strategic framework. Unfavorable changes in foreign currency exchange rates increased SG&A expenses by $0.6 million from period to period.
SG&A Expenses – Six Months Ended – February 29, 2024 Compared to February 28, 2023
The increase in SG&A expenses was primarily due to increases in employee-related costs of $6.0 million due to higher accrued incentive compensation, annual compensation increases and higher headcount, partially offset by lower stock-based compensation expense. In addition, travel and meeting expense increased SG&A expense by $1.7 million and professional services fees increased $1.6 million in support of our strategic initiatives in the Americas and EIMEA segments, as well as higher costs associated with the ERP system we recently implemented in the United States. Unfavorable changes in foreign currency exchange rates increased SG&A expenses by $1.7 million from period to period.
We continued our research and development investment, the majority of which is associated with our maintenance products, including efforts focused on sustainability as well as our focus on innovation and renovation of our products. Research and development costs were $1.7 million and $1.2 million for the three months ended February 29, 2024 and February 28, 2023, respectively, and $3.6 million and $2.5 million for the six months ended February 29, 2024 and February 28, 2023, respectively. The increase from period to period was partially due to a higher level of research and development activity associated with our sustainability initiatives. Our research and development team engages in consumer research, environmental and sustainability initiatives, product development, product improvements and testing activities. This team leverages its development capabilities by collaborating with a network of outside resources including our current and prospective third-party contract manufacturers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.
Advertising and Sales Promotion (“A&P”) Expenses

	Three Months Ended February 29/28,				Six Months Ended February 29/28,
			Change from Prior Year				Change from Prior Year
(in thousands)	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
A&P expenses	$6,725	$5,985	$740	12%	$13,708	$11,324	$2,384	21%
% of net sales	4.8%	4.6%			4.9%	4.4%
A&P Expenses – Three Months Ended – February 29, 2024 Compared to February 28, 2023
The increase in A&P expenses was primarily due to a higher level of promotional programs and marketing support in the EIMEA segment. Changes in foreign currency exchange rates did not have a significant impact on A&P expenses from period to period.
As a percentage of net sales, A&P expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales were $7.6 million and $7.1 million, respectively, for the three months ended February 29, 2024 and February 28, 2023, or 5.5% of net sales for each period. Therefore, our total investment in A&P activities was $14.3 million and $13.1 million or 10.3% and 10.1% of net sales for the three months ended February 29, 2024 and February 28, 2023, respectively.
A&P Expenses – Six Months Ended – February 29, 2024 Compared to February 28, 2023
The increase in A&P expenses was primarily due to a higher level of promotional programs and marketing support, particularly in EIMEA and the Americas segments. Changes in foreign currency exchange rates primarily in EIMEA segment had a $0.4 million unfavorable impact on A&P expenses from period to period.
Total promotional costs recorded as a reduction to sales were $15.4 million and $13.6 million, or 5.5% and 5.3% of net sales, for the six months ended February 29, 2024 and February 28, 2023, respectively. Therefore, our total investment in A&P activities was $29.1 million and $24.9 million or 10.4% and 9.8% of net sales, for the six months ended February 29, 2024 and February 28, 2023, respectively.
Income from Operations by Segment
The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended February 29/28,				Six Months Ended February 29/28,
	2024	2023	Change from Prior Year		2024	2023	Change from Prior Year
			Dollars	Percent			Dollars	Percent
Americas	$13,220	$13,712	$(492)	(4)%	$27,416	$26,484	$932	4%
EIMEA	12,087	10,383	1,704	16%	21,602	16,666	4,936	30%
Asia-Pacific	7,489	7,023	466	7%	18,514	16,640	1,874	11%
Unallocated corporate	(11,855)	(8,965)	(2,890)	(32)%	(22,407)	(18,958)	(3,449)	(18)%
Total	$20,941	$22,153	$(1,212)	(5)%	$45,125	$40,832	$4,293	11%

Americas
Americas Operating Income – Three Months Ended – February 29, 2024 Compared to February 28, 2023
Income from operations for the Americas decreased to $13.2 million, down $0.5 million, or 4%, due to higher operating expenses, partially offset by a higher gross margin and increased sales. Operating expenses increased $1.6 million primarily due to higher employee-related costs as a result of increased headcount and annual compensation increases. In addition, operating expenses increased due to higher travel and meeting expenses in support of our strategic framework. Gross margin for the Americas segment increased from 48.1% to 49.4% primarily due to the favorable impact of decreases in the costs of petroleum-based specialty chemicals, as well as price increases we implemented from period to period. These favorable impacts were partially offset by increases to miscellaneous other input costs. Operating income as a percentage of net sales decreased from 21.8% to 20.8% period over period.
Americas Operating Income – Six Months Ended – February 29, 2024 Compared to February 28, 2023
Income from operations for the Americas increased to $27.4 million, up $0.9 million, or 4%, due to a $6.7 million increase in sales and a higher gross margin, partially offset by higher operating expenses. Gross margin for the Americas segment increased from 49.4% to 50.0% primarily due to the favorable impact of price increases and decreases to costs of petroleum-based specialty chemicals. These favorable impacts were partially offset by increases in the costs aerosol cans and filling fees at our third-party manufacturers, as well as increases to miscellaneous other input costs. Operating expenses increased $3.3 million due to higher employee-related costs as a result of increased headcount, higher accrued incentive compensation and annual compensation increases. In addition, operating expenses increased due to a higher level of A&P expenses and travel and meeting expense in support of our strategic framework. Operating income as a percentage of net sales decreased from 21.9% to 21.5% period over period.
EIMEA
EIMEA Operating Income – Three Months Ended – February 29, 2024 Compared to February 28, 2023
Income from operations for the EIMEA segment increased to $12.1 million, up $1.7 million, or 16%, primarily due to a $7.5 million increase in sales and a higher gross margin, partially offset by higher operating expenses. Gross margin for the EIMEA segment increased from 52.3% to 53.7% primarily due to the favorable impact of changes in sales mix and market mix from period to period, as well as the combined impact of decreases in the costs of petroleum-based specialty chemicals and aerosol cans. Operating expenses increased $2.9 million primarily due higher employee-related costs as a result of higher accrued incentive compensation, annual compensation increases and increased headcount. In addition, operating expenses increased due to higher A&P expenses, as well as higher level of professional service costs travel and meeting expenses in support of our strategic framework. Operating income as a percentage of net sales increased from 22.2% to 22.3% period over period.
EIMEA Operating Income – Six Months Ended – February 29, 2024 Compared to February 28, 2023
Income from operations for the EIMEA segment increased to $21.6 million, up $4.9 million, or 30%, primarily due to a $15.5 million increase in sales and a higher gross margin, which was partially offset by higher operating expenses. Gross margin for the EIMEA segment increased from 51.5% to 54.2% primarily due changes in sales mix and market mix from period to period, as well as the combined impact of decreases in the costs of petroleum-based specialty chemicals and aerosol cans. Operating expenses increased $5.8 million primarily due to higher employee-related costs as a result of higher accrued incentive compensation, annual compensation increases and increased headcount. In addition, operating expenses increased due to higher A&P expenses, as well as higher level of professional service costs and travel and meeting expenses in support of our strategic framework. Operating income as a percentage of net sales increased from 19.0% to 21.0% period over period.
Asia-Pacific
Asia-Pacific Operating Income – Three Months Ended – February 29, 2024 Compared to February 28, 2023
Income from operations for the Asia-Pacific segment increased to $7.5 million, up $0.5 million, or 7%, primarily due to a $0.8 million increase in sales and a higher gross margin, partially offset by an increase in operating expenses. Gross margin for the Asia-Pacific segment increased from 55.3% to 58.5% primarily due to the favorable impact of price increases as well as favorable changes to other miscellaneous other input costs. Operating expenses increased $0.7 million primarily due to higher accrued incentive compensation, as well as a higher level of professional service costs and travel and meeting expenses in support of our strategic framework. Operating income as a percentage of net sales increased from 34.3% to 35.2% period over period.
Asia-Pacific Operating Income – Six Months Ended – February 29, 2024 Compared to February 28, 2023
Income from operations for the Asia-Pacific segment increased to $18.5 million, up $1.9 million, or 11%, primarily due to a $2.3 million increase in sales and a higher gross margin, partially offset by an increase in operating expenses. Gross margin for the Asia-Pacific segment increased from 54.8% to 58.9% primarily due to the favorable impact of price increases, as well as favorable changes to other miscellaneous other input costs. Operating expenses increased $1.4 million from period to period primarily due to higher employee-related costs, including increased accrued incentive compensation. In addition, operating expenses increased as a result of a higher level of A&P expenses, professional service costs and travel and meeting expenses in support of our strategic framework. Operating income as a percentage of net sales increased from 35.7% to 37.9% period over period.
Non-Operating Items
The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended February 29/28,			Six Months Ended February 29/28,
	2024	2023	Change	2024	2023	Change
Interest income	$66	$51	$15	$140	$95	$45
Interest expense	$1,008	$1,502	$(494)	$2,154	$2,671	$(517)
Other (expense) income, net	$(193)	$165	$(358)	$(233)	$315	$(548)
Provision for income taxes	$4,270	$4,341	$(71)	$9,860	$8,048	$1,812
Interest Income
Interest income remained relatively consistent for both the three and six months ended February 29, 2024 and February 28, 2023.
Interest Expense
Interest expense decreased $0.5 million for both three and six months ended February 29, 2024 primarily due to lower aggregate outstanding balances on our revolving credit agreement from period to period.
Other (Expense) Income, Net
Other (expense) income, net was not significant during the three and six months ended February 29, 2024 and February 28, 2023.
Provision for Income Taxes
The provision for income taxes was 21.6% and 20.8% of income before income taxes for the three months ended February 29, 2024 and February 28, 2023, respectively. Descriptions of impacts on our effective income tax rate are incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 13 – Income Taxes included in this report.
The provision for income taxes was 23.0% and 20.9% of income before income taxes for the six months ended February 29, 2024 and February 28, 2023, respectively. Descriptions of impacts on our effective income tax rate are incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 13 – Income Taxes included in this report.
Net Income
Net income decreased 6% to $15.5 million, or $1.14 per common share on a fully diluted basis, for the three months ended February 29, 2024 compared to $16.5 million, or $1.21 per common share on a fully diluted basis, for the three months ended February 28, 2023. Changes in foreign currency exchange rates from period to period had a favorable impact of $0.5 million on consolidated net income for the second quarter of fiscal year 2024. Thus, on a constant currency basis, net income would have decreased $1.5 million, or 9%, from period to period.

Net income increased 8% to $33.0 million, or $2.42 per common share on a fully diluted basis, for the six months ended February 29, 2024 compared to $30.5 million, or $2.23 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates from period to period had a favorable impact of $1.2 million on consolidated net income for the six months ended February 29, 2024. Thus, on a constant currency basis, net income would have increased $1.3 million, or 4%, from period to period.
Performance Measures and Non-GAAP Reconciliations
In managing our business operations and assessing our financial performance, we supplement the information provided by our financial statements with certain non-GAAP performance measures. These performance measures are part of our current 55/30/25 business model, which includes gross margin, cost of doing business, and earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”), the latter two of which are non-GAAP performance measures. Cost of doing business is defined as total operating expenses less amortization of definite-lived intangible assets, impairment charges related to intangible assets, amortization of implementation costs associated with cloud computing arrangements (“cloud computing amortization”) and depreciation in operating departments. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation, amortization of definite-lived intangible assets, and cloud computing amortization. Beginning in fiscal year 2024, cloud computing amortization is included in our of cost of doing business and Adjusted EBITDA calculations. We have placed a new cloud-based enterprise resource planning system into service in the U.S., which we began to amortize in the second quarter of fiscal year 2024. Implementation of such systems is related to initiatives associated with our strategic framework intended to achieve greater operational efficiencies. Cloud computing amortization is recognized in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations.
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
The following table summarizes the results of these performance measures:

	Three Months Ended February 29/28,		Six Months Ended February 29/28,
	2024	2023	2024	2023
Gross margin – GAAP	52%	51%	53%	51%
Cost of doing business as a percentage of net sales – non-GAAP	36%	33%	36%	34%
Adjusted EBITDA as a percentage of net sales – non-GAAP (1)	17%	19%	18%	18%
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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended February 29/28,		Six Months Ended February 29/28,
	2024	2023	2024	2023
Total operating expenses – GAAP	$52,000	$43,925	$103,369	$89,501
Amortization (1)	(508)	(250)	(816)	(503)
Depreciation (in operating departments)	(1,095)	(1,034)	(2,145)	(1,999)
Cost of doing business	$50,397	$42,641	$100,408	$86,999
Net sales	$139,105	$130,193	$279,521	$255,086
Cost of doing business as a percentage of net sales – non-GAAP	36%	33%	36%	34%
(1)    Includes amortization of definite-lived intangible assets and cloud computing amortization.
Adjusted EBITDA (in thousands, except percentages)

	Three Months Ended February 29/28,		Six Months Ended February 29/28,
	2024	2023	2024	2023
Net income – GAAP	$15,536	$16,526	$33,018	$30,523
Provision for income taxes	4,270	4,341	9,860	8,048
Interest income	(66)	(51)	(140)	(95)
Interest expense	1,008	1,502	2,154	2,671
Amortization (1)	508	250	816	503
Depreciation	2,170	1,718	4,180	3,361
Adjusted EBITDA	$23,426	$24,286	$49,888	$45,011
Net sales	$139,105	$130,193	$279,521	$255,086
Adjusted EBITDA as a percentage of net sales – non-GAAP	17%	19%	18%	18%
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
We have historically held a balance of outstanding draws on our line of credit in either U.S. Dollars in the Americas segment, or in Euros and Pounds Sterling in the EIMEA segment. Euro and Pound Sterling denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. We have the ability to refinance any draws under the line of credit with successive short-term borrowings through the September 30, 2025 maturity date of the Credit Agreement. Outstanding draws for which we have both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of February 29, 2024, $19.5 million of this facility was classified as long-term and was entirely denominated in Euros. $29.0 million was classified as short-term and was denominated in U.S. Dollars and Pounds Sterling. In the United States, we held $67.2 million in fixed rate long-term borrowings as of February 29, 2024, consisting of senior notes under our Note Agreement. We paid $0.4 million in principal payments on our Series A Notes during the first half of fiscal year 2024. There were no other letters of credit outstanding or restrictions on the amount available on our line of credit or notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three and a half to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 8 – Debt for additional information on these financial covenants. At February 29, 2024, we were in compliance with all material debt covenants. We continue to monitor our compliance with all debt covenants and, at the present time, we believe that the likelihood of being unable to satisfy all material covenants is remote. At February 29, 2024, we had a total of $55.4 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.
We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund short-term and long-term operating requirements, capital expenditures, dividend payments, acquisitions, new business development activities and share repurchases. On June 19, 2023, the Board approved the 2023 Repurchase Plan. Under the 2023 Repurchase Plan, which became effective on September 1, 2023, we are authorized to acquire up to $50.0 million of our outstanding shares through August 31, 2025, of which $44.7 million remains available for the repurchase of shares of common stock as of February 29, 2024.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended February 29/28,
	2024	2023	Change
Net cash provided by operating activities	$44,892	$20,947	$23,945
Net cash used in investing activities	(1,743)	(3,281)	1,538
Net cash used in financing activities	(35,589)	(20,294)	(15,295)
Effect of exchange rate changes on cash and cash equivalents	(260)	2,777	(3,037)
Net increase in cash and cash equivalents	$7,300	$149	$7,151
Operating Activities
Net cash provided by operating activities increased $23.9 million to $44.9 million for the six months ended February 29, 2024. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the six months ended February 29, 2024 was net income of $33.0 million, which increased approximately $2.5 million from period to period.
Changes in our working capital, which increased net cash provided by operating activities, were primarily attributable to a decrease in inventory during the first half of fiscal year 2024 compared to a increase in inventory in the corresponding period of the prior fiscal year, which resulted in a $11.4 million favorable impact period over period to our cash provided by operating activities. In the corresponding period of the prior fiscal year, we held elevated levels of certain raw materials, components and finished goods due to challenges within supply chain that we experienced after the COVID-19 pandemic. We have since been able to increase the capacity and flexibility of our supply chain which has enabled us to reduce our inventory levels since they peaked during the first quarter of fiscal year 2023. In addition, accounts payable and accrued liabilities increased primarily due to timing of payments during the period resulting in a $6.7 million favorable impact compared to the corresponding period of the prior fiscal year.
Investing Activities
Net cash used in investing activities decreased $1.5 million to $1.7 million for the six months ended February 29, 2024, primarily due to a lower level of manufacturing-related capital expenditures within the Americas and the EIMEA segments from period to period.
Financing Activities
Net cash used in financing activities increased $15.3 million to $35.6 million for the six months ended February 29, 2024. This change was primarily due to net repayments on our revolving credit facility of $4.2 million during the six months of the fiscal year, compared to net proceeds of $8.3 million in the corresponding period of the prior fiscal year. In addition, increases in shares withheld to cover taxes on conversion of equity rewards of $1.8 million and increases in dividends paid to our stockholders of $1.3 million resulted in higher cash outflows from period to period.
Effect of Exchange Rate Changes
All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary, which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $0.3 million for the six months ended February 29, 2024 as compared to an increase in cash of $2.8 million for the six months ended February 28, 2023. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Pound Sterling against the U.S. Dollar.
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
In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of February 29, 2024, no such commitments were outstanding.
Share Repurchase Plans
The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 9 — Share Repurchase Plan included in this report.
Dividends
On March 19, 2024, the Company’s Board declared a cash dividend of $0.88 per share payable on April 30, 2024 to stockholders of record on April 19, 2024.
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
Recently Issued Accounting Standards
Information on Recently Issued Accounting Standards that could potentially impact our consolidated financial statements and related disclosures is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 2 – Basis of Presentation and Summary of Significant Accounting Policies, included in this report.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is incorporated by reference to Part II—Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, which was filed with the SEC on October 23, 2023.
Item 4.    Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 29, 2024, the end of the period covered by this report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

During the second quarter of fiscal year 2024, we deployed the first phase of a new ERP system which is anticipated to enhance our operating and financial processes over time. Processes and internal controls have been updated and are consistent with our internal control framework, and we have evaluated the operating effectiveness of related key controls. Control processes continue to be evaluated to give appropriate consideration of modifications needed to maintain the effectiveness of internal controls over financial reporting.
Except as described above, there were no changes in our internal control over financial reporting during the three months ended February 29, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On June 19, 2023, the Company’s Board approved a share repurchase plan (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, which became effective on September 1, 2023, the Company is authorized to acquire up to $50.0 million of its outstanding shares through August 31, 2025. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the six months ended February 29, 2024, the Company repurchased 23,000 shares at an average price of $231.26 per share, for a total cost of $5.3 million under this $50.0 million plan.
The following table provides information with respect to all purchases made by the Company during the three months ended February 29, 2024. All purchases listed below were made in the open market at prevailing market prices and were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Exchange Act.

	Total # of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plans & Programs	Max $ Value of Shares That May Yet Be Purchased Under the Plans & Programs
Period
December 1 – December 31	3,750	$239.08	3,750	$46,689,546
January 1 – January 31	3,500	$252.29	3,500	$45,806,523
February 1 – February 29	4,250	$264.80	4,250	$44,681,135
	11,500	$252.61	11,500

Item 5.    Other Information
During the three months ended February 29, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

10(b)
Quota Purchase Agreement entered into by WD-40 Holding Company Brasil Ltda., M12 Participações Empresariais S.A. and Theron Marketing Ltda., dated March 4, 2024, incorporated by reference from the Registrant’s Form 8-K/A filed March 7, 2024, Exhibit 10.1 thereto*.

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

101
The following materials from WD-40 Company’s Quarterly Report on Form 10-Q for the quarter ended February 29, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

*	Except for Exhibit 1.1 of the Quota Purchase Agreement entered into by WD-40 Holding Company Brasil Ltda., M12 Participações Empresariais S.A. and Theron Marketing Ltda. dated March 4, 2024, the other exhibits, schedules and/or attachments to Exhibit 10.1 of the Registrant’s Form 8-K/A filed March 7, 2024 have been omitted in accordance with Regulation S-K Item 601(b)(10). The Registrant agrees to furnish a copy of any omitted schedule to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: April 9, 2024	By:	/s/ STEVEN A. BRASS
Steven A. Brass President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ SARA K. HYZER
Sara K. Hyzer Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)