Form 10-Q
period 2024-05-31
WD 40 CO
filed 2024-07-10
CIK 105132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2024

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
Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 3, 2024 was 13,548,450.

WD-40 COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended May 31, 2024

PART 1 — FINANCIAL INFORMATION
Item 1.    Financial Statements
WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	May 31, 2024	August 31, 2023
Assets
Current assets:
Cash and cash equivalents	$45,300	$48,143
Trade and other accounts receivable, net	116,434	98,039
Inventories	76,576	86,522
Other current assets	10,453	15,821
Total current assets	248,763	248,525
Property and equipment, net	63,903	66,791
Goodwill	96,927	95,505
Other intangible assets, net	6,682	4,670
Right-of-use assets	11,590	7,820
Deferred tax assets, net	1,197	1,201
Other assets	14,548	13,454
Total assets	$443,610	$437,966

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,377	$30,826
Accrued liabilities	29,697	30,000
Accrued payroll and related expenses	18,740	16,722
Short-term borrowings	22,316	10,800
Income taxes payable	2,111	494
Total current liabilities	105,241	88,842
Long-term borrowings	85,473	109,743
Deferred tax liabilities, net	10,844	10,305
Long-term operating lease liabilities	6,072	5,832
Other long-term liabilities	13,738	13,066
Total liabilities	221,368	227,788

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 19,924,268 and 19,905,815 shares issued at May 31, 2024 and August 31, 2023, respectively; and 13,547,637 and 13,563,434 shares outstanding at May 31, 2024 and August 31, 2023, respectively	20	20
Additional paid-in capital	174,177	171,546
Retained earnings	495,109	477,488
Accumulated other comprehensive loss	(31,300)	(31,206)
Common stock held in treasury, at cost — 6,376,631 and 6,342,381 shares at May 31, 2024 and August 31, 2023, respectively	(415,764)	(407,670)
Total stockholders’ equity	222,242	210,178
Total liabilities and stockholders’ equity	$443,610	$437,966
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023

Net sales	$155,045	$141,717	$434,566	$396,803
Cost of products sold	72,657	69,955	203,684	194,708
Gross profit	82,388	71,762	230,882	202,095

Operating expenses:
Selling, general and administrative	45,564	38,195	134,722	115,869
Advertising and sales promotion	9,345	7,660	23,053	18,984
Amortization of definite-lived intangible assets	303	250	806	753
Total operating expenses	55,212	46,105	158,581	135,606

Income from operations	27,176	25,657	72,301	66,489

Other income (expense):
Interest income	136	69	276	164
Interest expense	(1,182)	(1,597)	(3,336)	(4,268)
Other (expense) income, net	(283)	243	(516)	558
Income before income taxes	25,847	24,372	68,725	62,943
Provision for income taxes	6,005	5,477	15,865	13,525
Net income	$19,842	$18,895	$52,860	$49,418

Earnings per common share:
Basic	$1.46	$1.39	$3.89	$3.62
Diluted	$1.46	$1.38	$3.88	$3.62

Shares used in per share calculations:
Basic	13,552	13,573	13,556	13,582
Diluted	13,577	13,600	13,581	13,606
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023

Net income	$19,842	$18,895	$52,860	$49,418
Other comprehensive income (loss):
Foreign currency translation adjustment	(51)	1,955	(94)	3,299
Total comprehensive income	$19,791	$20,850	$52,766	$52,717
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount				Shares	Amount
Balance at August 31, 2023	19,905,815	$20	$171,546	$477,488	$(31,206)	6,342,381	$(407,670)	$210,178
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	5,680	-	(678)					(678)
Stock-based compensation			2,271					2,271
Cash dividends ($0.83 per share)				(11,297)				(11,297)
Repurchases of common stock						11,500	(2,414)	(2,414)
Foreign currency translation adjustment					390			390
Net income				17,482				17,482
Balance at November 30, 2023	19,911,495	$20	$173,139	$483,673	$(30,816)	6,353,881	$(410,084)	$215,932
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	8,554	-	(1,742)					(1,742)
Stock-based compensation			1,866					1,866
Cash dividends ($0.88 per share)				(11,976)				(11,976)
Repurchases of common stock						11,500	(2,905)	(2,905)
Foreign currency translation adjustment					(433)			(433)
Net income				15,536				15,536
Balance at February 29, 2024	19,920,049	$20	$173,263	$487,233	$(31,249)	6,365,381	$(412,989)	$216,278
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	4,219	-	-					-
Stock-based compensation			914					914
Cash dividends ($0.88 per share)				(11,966)				(11,966)
Repurchases of common stock						11,250	(2,775)	(2,775)
Foreign currency translation adjustment					(51)			(51)
Net income				19,842				19,842
Balance at May 31, 2024	19,924,268	$20	$174,177	$495,109	$(31,300)	6,376,631	$(415,764)	$222,242
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

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended May 31,
	2024	2023
Operating activities:
Net income	$52,860	$49,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,186	5,939
Net (gains) losses on sales and disposals of property and equipment	(141)	20
Deferred income taxes	539	(376)
Stock-based compensation	5,051	5,793
Amortization of cloud computing implementation costs	650	212
Unrealized foreign currency exchange losses (gains)	108	(1,780)
Provision for credit losses	325	18
Write-off of inventories	1,347	693
Changes in assets and liabilities:
Trade and other accounts receivable	(15,771)	(9,015)
Inventories	9,137	9,826
Other assets	(186)	(538)
Operating lease assets and liabilities, net	(26)	55
Accounts payable and accrued liabilities	(347)	(7,086)
Accrued payroll and related expenses	1,915	1,470
Other long-term liabilities and income taxes payable	2,177	944
Net cash provided by operating activities	64,824	55,593

Investing activities:
Purchases of property and equipment	(3,359)	(4,650)
Proceeds from sales of property and equipment	457	437
Acquisition of business, net of cash acquired	(6,201)	-
Net cash used in investing activities	(9,103)	(4,213)

Financing activities:
Treasury stock purchases	(8,094)	(7,434)
Dividends paid	(35,239)	(33,273)
Repayments of long-term senior notes	(800)	(800)
Net repayments from revolving credit facility	(11,592)	(11,917)
Shares withheld to cover taxes upon conversions of equity awards	(2,420)	(600)
Net cash used in financing activities	(58,145)	(54,024)
Effect of exchange rate changes on cash and cash equivalents	(419)	3,204
Net (decrease) increase in cash and cash equivalents	(2,843)	560
Cash and cash equivalents at beginning of period	48,143	37,843
Cash and cash equivalents at end of period	$45,300	$38,403

Supplemental disclosure of noncash investing activities: Accrued capital expenditures	$205	$813
Finance lease obligation settled with prepaid deposit	$3,855	$—
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
Global economies have experienced significant volatility in recent years. Although the Company’s estimates consider current conditions, the inputs into certain of the Company’s significant and critical accounting estimates include judgments and assumptions about the economic implications of factors that have been subject to such volatility and how management expects them to change in the future, as appropriate. It is possible that actual results experienced may differ materially from the Company’s estimates in future periods, which could materially affect its results of operations and financial condition.
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

Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized in other income (expense), net in the Company’s condensed consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the condensed consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s condensed consolidated balance sheets. At May 31, 2024, the Company had a notional amount of $4.1 million outstanding in foreign currency forward contracts, which matured in June 2024. Unrealized net gains and losses related to foreign currency forward contracts were not significant at May 31, 2024 and August 31, 2023. Realized net gains and losses related to foreign currency forward contracts were not significant for the three and nine months ended May 31, 2024 and 2023. Both unrealized and realized net gains and losses are recorded in other (expense) income, net in the Company’s condensed consolidated statements of operations.
Functional Currencies
The reporting currency of the Company is the U.S. Dollar. The functional currency of each of the Company’s subsidiaries is based on the currency of the economic environment in which it operates. Management periodically assesses the functional currency of each subsidiary in accordance with Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters”.
The functional currency of the Company’s U.K. subsidiary, the entity in which the EIMEA results are generated, is the Pound Sterling. Trends within EIMEA have indicated a shift towards the Euro over time, particularly those pertaining to sales, cost of products sold and operating expenses. Management expects these trends may become other-than-temporary in a future period, which could result in a change in functional currency from Pound Sterling to Euro in that period. While the Company is in the process of evaluating the materiality of the overall impact of such a change, it does not expect that the impact to income from operations would be material.
Fair Value of Financial Instruments
ASC 820, “Fair Value Measurements and Disclosures”, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company categorizes its financial assets and liabilities measured at fair value into a hierarchy that categorizes fair value measurements into the following three levels based on the types of inputs used in measuring their fair value:
Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities;
Level 2: Observable market-based inputs or observable inputs that are corroborated by market data; and
Level 3: Unobservable inputs reflecting the Company’s own assumptions.
Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of May 31, 2024, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, except for foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents and short-term borrowings are recorded at cost, which approximates their fair values, primarily due to their short-term nature. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $58.9 million as of May 31, 2024, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to their carrying value of $66.8 million. During the nine months ended May 31, 2024, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.
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

Note 3. Acquisitions
On March 4, 2024, WD-40 Holding Company Brasil Ltda., a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding capital stock of the Company’s Brazilian distributor, Theron Marketing Ltda. (“Theron”), from M12 Participações Empresarias S.A. for total consideration of $6.9 million. Contingent consideration of $0.3 million is included in the total purchase price and recorded as a liability in the Company’s condensed consolidated balance sheets. With this transaction, the Company began direct distribution within Brazil in March 2024.
Under the terms of the purchase agreement, the Company acquired assets with approximate fair values of $3.0 million of intangible assets, including customer relationships and a non-compete agreement, $3.4 million of accounts receivable, $0.6 million of inventory, and assumed liabilities with an approximate fair value of $1.6 million. The total consideration paid less the fair value of net assets acquired resulted in $1.5 million of goodwill. Transaction-related expenses were not material.
The following table summarizes the fair value of assets acquired and liabilities assumed on the condensed consolidated balance sheets as of March 4, 2024 (in thousands):

March 4, 2024
Fair value of consideration paid
Cash, net of cash acquired	$6,201
Other consideration	703
Total consideration paid	6,904

Fair value of assets acquired
Definite-lived intangible assets	2,959
Tangible assets acquired	4,069
Total assets	7,028
Fair value of liabilities assumed	1,604
Fair value of net assets acquired	5,424
Goodwill incident to acquisition	$1,481
The transaction was treated as a business combination. The Company recognized goodwill of $1.5 million as of March 4, 2024, which is calculated as the excess of the consideration exchanged as compared to the fair value of identifiable assets acquired. The Company’s accounting for the acquisition has not been finalized and could necessitate a one-year measurement period of determination from the acquisition date. Goodwill is expected to be deductible for tax purposes. See Note 6 to the condensed consolidated financial statements for further information on goodwill and other intangible assets.
Pro forma results are not presented because they are not material to the Company’s consolidated financial results.

Note 4.    Inventories
Inventories consisted of the following (in thousands):

	May 31, 2024	August 31, 2023
Product held at third-party contract manufacturers	$6,749	$6,680
Raw materials and components	10,673	11,924
Work-in-process	759	497
Finished goods	58,395	67,421
Total	$76,576	$86,522

Note 5.    Property and Equipment and Capitalized Cloud-Based Software Implementation Costs
Property and equipment, net, consisted of the following (in thousands):

	May 31, 2024	August 31, 2023
Machinery, equipment and vehicles	$55,083	$49,804
Buildings and improvements	27,941	27,555
Computer and office equipment	6,582	6,151
Internal-use software	10,179	11,277
Furniture and fixtures	3,082	3,027
Capital in progress	3,414	7,937
Land	4,222	4,220
Subtotal	110,503	109,971
Less: accumulated depreciation and amortization	(46,600)	(43,180)
Total	$63,903	$66,791
As of May 31, 2024 and August 31, 2023, the Company’s condensed consolidated balance sheets included $12.4 million and $11.0 million, respectively, of capitalized cloud-based implementation costs recorded as other assets within the Company’s condensed consolidated balance sheets. These balances primarily consist of capitalized implementation costs related to a new cloud-based enterprise resource planning (“ERP”) system which the Company placed into service in the U.S. during the second quarter of fiscal year 2024. The useful lives of the Company’s internal-use software and capitalized cloud computing implementation costs are generally three to five years. However, the useful lives of major information system installations such as implementations of ERP systems and certain related software are determined on an individual basis and may exceed five years depending on the estimated period of use. The Company has determined the useful life of the new ERP system to be ten years and is amortizing over such period. Accumulated amortization associated with these assets was $1.4 million and $0.7 million as of May 31, 2024 and August 31, 2023, respectively. Amortization expense associated with these assets was $0.6 million for the nine months ended May 31, 2024 and was not significant for three months ended May 31, 2024 or for the three and nine months ended May 31, 2023.
Note 6.    Goodwill and Other Intangible Assets
Goodwill
The Company recorded goodwill on March 4, 2024 incident to its acquisition of Theron. At the time of acquisition a fair value study was conducted to determine the goodwill created as part of the transaction.

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EIMEA	Asia-Pacific	Total
Balance as of August 31, 2023	$85,436	$8,860	$1,209	$95,505
Goodwill incident to acquisition	1,481	-	-	1,481
Translation adjustments	(71)	12	-	(59)
Balance as of May 31, 2024	$86,846	$8,872	$1,209	$96,927
There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill as of May 31, 2024. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.
Definite-lived Intangible Assets
The Company’s definite-lived intangible assets include the Spot Shot, Carpet Fresh, 1001, EZ REACH and GT85 trade names at both May 31, 2024 and August 31, 2023. In addition, intangible assets related to customer relationships and a non-compete agreement were acquired in connection with the Company’s purchase of Theron during the nine months ended May 31, 2024. All of these assets are included in other intangible assets, net in the Company’s condensed consolidated balance sheets. The weighted-average useful life of the customer relationships and non-compete agreement acquired from Theron is 14.80 years.
The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	May 31, 2024	August 31, 2023
Gross carrying amount	$35,862	$35,877
Definite-lived intangible assets acquired	2,959	-
Accumulated amortization	(32,139)	(31,207)
Net carrying amount	$6,682	$4,670
There has been no impairment charge for the nine months ended May 31, 2024 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.
Changes in the carrying amounts of definite-lived intangible assets by segment for the nine months ended May 31, 2024 are summarized below (in thousands):

	Americas	EIMEA	Asia-Pacific	Total
Balance as of August 31, 2023	$3,624	$1,046	-	$4,670
Definite-lived intangible assets acquired	2,959	-	-	2,959
Amortization expense	(656)	(150)	-	(806)
Translation adjustments	(135)	(6)	-	(141)
Balance as of May 31, 2024	$5,792	$890	-	$6,682
The estimated amortization expense for the Company’s definite-lived intangible assets is not significant in any future individual fiscal year.

Note 7.    Leases
Right-of-use assets and lease liabilities consisted of the following (in thousands):

	May 31, 2024	August 31, 2023
Assets:
Operating lease right-of-use assets	$7,960	$7,820
Finance lease right-of-use asset	3,630	-
Total right-of-use assets	$11,590	$7,820

Liabilities:
Current operating lease liabilities(1)	$1,997	$2,144
Long-term operating lease liabilities	6,072	5,832
Total operating lease liabilities	$8,069	$7,976
(1) Current operating lease liabilities are classified in accrued liabilities on the Company’s condensed consolidated balance sheets.
During the nine months ended May 31, 2024, the Company entered into a finance lease for a blending facility (the “Finance Lease”). As of August 31, 2023, the Company had $3.8 million of prepaid deposits, which converted to a right-of-use asset at the commencement of the Finance Lease during the nine months ended May 31, 2024. Since the Finance Lease was fully prepaid at commencement, no lease liability exists related to it.
Note 8.    Accrued and Other Liabilities
Accrued liabilities consisted of the following (in thousands):

	May 31, 2024	August 31, 2023
Accrued advertising and sales promotion expenses	$15,283	$14,472
Accrued professional services fees	2,405	1,924
Accrued sales taxes and other taxes	3,134	2,618
Deferred revenue	2,185	4,552
Short-term operating lease liability	1,997	2,144
Other	4,693	4,290
Total	$29,697	$30,000
Accrued payroll and related expenses consisted of the following (in thousands):

	May 31, 2024	August 31, 2023
Accrued incentive compensation	$7,661	$6,698
Accrued payroll	5,508	4,298
Accrued payroll taxes	2,218	1,650
Accrued profit sharing	2,785	3,561
Other	568	515
Total	$18,740	$16,722

Note 9.    Debt
As of May 31, 2024, the Company held borrowings under two separate agreements as detailed below.
Note Purchase and Private Shelf Agreement
The Company holds borrowings under its Note Purchase and Private Shelf Agreement, as amended (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”). As of May 31, 2024, the Company had outstanding balances on its series A, B and C notes issued under this Note Agreement.
The Note Agreement was most recently amended on April 30, 2024 (the “Fourth Amendment”). The Fourth Amendment permitted the Company to enter into an amendment to its revolving credit agreement with Bank of America and also included certain conforming amendments to the credit agreement, including the revision of financial and restrictive covenants.
Credit Agreement
On April 30, 2024, the Company and certain subsidiaries of the Company, entered into a Second Amended and Restated Credit Agreement with Bank of America, N.A. (the “Credit Agreement”). The Credit Agreement modified certain terms and conditions of the Company’s previous Amended and Restated Agreement dated March 16, 2020 (as amended on September 30, 2020, and November 29, 2021), and extended the maturity date for the revolving credit facility from September 30, 2025 to April 30, 2029. Borrowings under the Credit Agreement will be used for the Company’s various operating, investing and financing needs.
The Company’s Credit Agreement decreased the revolving commitment for borrowing by the Company from $150.0 million to $125.0 million and decreased the sublimit from $100.0 million to $95.0 million for WD-40 Company Limited, a wholly owned operating subsidiary of the Company for Europe, India, the Middle East and Africa. In addition, the Company’s index rate under the Credit Agreement for U.S. Dollar borrowings changed from the Bloomberg Short-term Bank Yield Index rate to the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York.
Short-term and long-term borrowings under the Company’s Credit Agreement and Note Agreement consisted of the following (in thousands):

	Issuance	Maturities	May 31, 2024	August 31, 2023

Credit Agreement – revolving credit facility (1)	Various	4/30/2029	$40,989	$52,943

Note Agreement
Series A Notes – 3.39% fixed rate(2)	11/15/2017	2024-2032	14,800	15,600
Series B Notes – 2.50% fixed rate(3)	9/30/2020	11/15/2027	26,000	26,000
Series C Notes – 2.69% fixed rate(3)	9/30/2020	11/15/2030	26,000	26,000
Total borrowings			107,789	120,543
Short-term portion of borrowings			(22,316)	(10,800)
Total long-term borrowings			$85,473	$109,743
(1)The Company has the ability to refinance any draw under the line of credit with successive short-term borrowings through the maturity date. Outstanding draws for which management has the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of May 31, 2024, $19.5 million of this facility was classified as long-term and was entirely denominated in Euros. $21.5 million was classified as short-term and was denominated in U.S. Dollars. As of August 31, 2023, $42.9 million on this facility was classified as long-term and was denominated in Euros and Pounds Sterling. $10.0 million was classified as short-term and was denominated entirely in U.S. Dollars. Euro and Pound Sterling denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.
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
As of May 31, 2024, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.
Note 10.    Share Repurchase Plan
On June 19, 2023, the Company’s Board (the “Board”) approved a share repurchase plan (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, which became effective on September 1, 2023, the Company is authorized to acquire up to $50.0 million of its outstanding shares through August 31, 2025. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the nine months ended May 31, 2024, the Company repurchased 34,250 shares at an average price of $236.32 per share, for a total cost of $8.1 million under this $50.0 million plan.
Note 11.    Earnings per Common Share
The table below reconciles net income to net income available to common stockholders (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Net income	$19,842	$18,895	$52,860	$49,418
Less: Net income allocated to participating securities	(67)	(82)	(189)	(207)
Net income available to common stockholders	$19,775	$18,813	$52,671	$49,211
The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Weighted-average common shares outstanding, basic	13,552	13,573	13,556	13,582
Weighted-average dilutive securities	25	27	25	24
Weighted-average common shares outstanding, diluted	13,577	13,600	13,581	13,606

For the three months ended May 31, 2024, there were no anti-dilutive stock-based equity awards outstanding. For the nine months ended May 31, 2024, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 1,801 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.
For the three months ended May 31, 2023, there were no anti-dilutive stock-based equity awards outstanding. For the nine months ended May 31, 2023, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 6,068 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.
Note 12.    Revenue
The following table presents the Company’s revenues by segment and major source (in thousands):

	Three Months Ended May 31, 2024				Nine Months Ended May 31, 2024
	Americas	EIMEA	Asia-Pacific	Total	Americas	EIMEA	Asia-Pacific	Total
WD-40 Multi-Use Product	$58,559	$45,402	$15,092	$119,053	$156,113	$124,018	$53,833	$333,964
WD-40 Specialist	$9,034	$8,407	$2,783	$20,224	$23,232	$22,598	$8,053	$53,883
Other maintenance products (1)	$4,333	$3,317	$235	$7,885	$12,462	$9,388	$849	$22,699
Total maintenance products	$71,926	$57,126	$18,110	$147,162	$191,807	$156,004	$62,735	$410,546
HCCP (2)	$3,177	$2,273	$2,433	$7,883	$10,878	$6,462	$6,680	$24,020
Total net sales	$75,103	$59,399	$20,543	$155,045	$202,685	$162,466	$69,415	$434,566

	Three Months Ended May 31, 2023				Nine Months Ended May 31, 2023
	Americas	EIMEA	Asia-Pacific	Total	Americas	EIMEA	Asia-Pacific	Total
WD-40 Multi-Use Product	$54,592	$38,932	$13,627	$107,151	$146,154	$104,770	$51,076	$302,000
WD-40 Specialist	$8,209	$7,544	$2,133	$17,886	21,910	19,677	6,979	48,566
Other maintenance products (1)	$4,634	$3,245	$409	$8,288	12,068	8,354	753	21,175
Total maintenance products	$67,435	$49,721	$16,169	$133,325	180,132	132,801	58,808	371,741
HCCP (2)	3,695	2,803	1,894	8,392	11,902	7,304	5,856	25,062
Total net sales	$71,130	$52,524	$18,063	$141,717	$192,034	$140,105	$64,664	$396,803
(1)Other maintenance products consist of the 3-IN-ONE and GT85 brands.
(2)Homecare and cleaning products (“HCCP”).
Contract Balances
Contract liabilities consist of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $2.2 million and $4.6 million as of May 31, 2024 and August 31, 2023, respectively. Substantially all of the $4.6 million that was included in contract liabilities as of August 31, 2023 was recognized to revenue during the nine months ended May 31, 2024. These contract liabilities are recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. Contract assets are recorded if the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. The Company did not have any contract assets as of May 31, 2024 and August 31, 2023. The Company has an unconditional right to payment for its trade and other accounts receivable on the Company’s condensed consolidated balance sheets. These receivables are presented net of an allowance for credit losses of $1.3 million as of May 31, 2024 and which was not significant as of August 31, 2023.

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
In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of May 31, 2024, no such commitments were outstanding.
Litigation
From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. As of May 31, 2024, there were no unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss. As to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.
Indemnifications
As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of May 31, 2024.
From time to time, the Company enters into indemnification agreements with certain contractual parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is unlimited, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of May 31, 2024.
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
The provision for income taxes was 23.2% and 22.5% of income before income taxes for the three months ended May 31, 2024 and 2023, respectively. This 0.7% increase in the effective tax rate from period to period was primarily due to the following impacts:

Description of impacts on the Company’s estimated annual effective tax rate	Unfavorable/(Favorable)
Higher tax rates in certain foreign jurisdictions from period to period	1.7%
An increase in benefit from the high tax exception associated with global intangible low-taxed income	(1.1)%
The provision for income taxes was 23.1% and 21.5% of income before income taxes for the nine months ended May 31, 2024 and 2023, respectively. This 1.6% increase in the effective tax rate from period to period was primarily due to the following impacts:

Description of impacts on the Company’s estimated annual effective tax rate	Unfavorable/(Favorable)
Higher tax rates in certain foreign jurisdictions from period to period	1.5%
A non-recurring charitable donation made in the first quarter of fiscal year 2023	1.2%
Lower shortfalls from the settlements of stock-based equity awards in fiscal year 2024	(0.8)%
An increase in benefit from the high tax exception associated with global intangible low-taxed income	(0.7)%
The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes, the Company’s federal income tax returns for years prior to fiscal year 2018 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2020 are no longer subject to examination. The Company is currently under audit in various state jurisdictions for fiscal years 2021 through 2022. The Company has estimated that up to $12.7 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. This includes $12.4 million associated with the Tax Cuts and Jobs Act’s mandatory one-time “toll tax” on unremitted foreign earnings. Audit outcomes and the timing of settlements are subject to significant uncertainty.
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

Summary information about reportable segments is as follows (in thousands):

For the Three Months Ended	Americas	EIMEA	Asia-Pacific	Unallocated Corporate (1)	Total
May 31, 2024
Net sales	$75,103	$59,399	$20,543	$-	$155,045
Income from operations	$18,382	$13,705	$6,750	$(11,661)	$27,176
Depreciation and amortization expense (2)	$1,201	$1,180	$56	$66	$2,503
Interest income	$3	$100	$33	$-	$136
Interest expense	$807	$373	$2	$-	$1,182

May 31, 2023
Net sales	$71,130	$52,524	$18,063	$-	$141,717
Income from operations	$16,906	$11,966	$5,312	$(8,527)	$25,657
Depreciation and amortization expense (2)	$911	$1,035	$53	$76	$2,075
Interest income	$-	$40	$29	$-	$69
Interest expense	$1,079	$516	$2	$-	$1,597

For the Nine Months Ended
May 31, 2024
Net sales	$202,685	$162,466	$69,415	$-	$434,566
Income from operations	$45,798	$35,307	$25,264	$(34,068)	$72,301
Depreciation and amortization expense (2)	$3,396	$3,404	$169	$217	$7,186
Interest income	$3	$182	$91	$-	$276
Interest expense	$1,872	$1,459	$5	$-	$3,336

May 31, 2023
Net sales	$192,034	$140,105	$64,664	$-	$396,803
Income from operations	$43,390	$28,632	$21,952	$(27,485)	$66,489
Depreciation and amortization expense (2)	$2,658	$2,905	$149	$227	$5,939
Interest income	$4	$75	$85	$-	$164
Interest expense	$3,056	$1,208	$4	$-	$4,268
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
Note 16.    Subsequent Event
Dividend Declaration
On June 18, 2024, the Company’s Board declared a cash dividend of $0.88 per share payable on July 31, 2024 to stockholders of record at the close of business on July 19, 2024.

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
Acquisitions
On March 4, 2024, we acquired all of the issued and outstanding capital stock of Brazilian distributor, Theron, from M12 Participações Empresarias S.A. See Note 3 – Acquisitions for additional information on this business combination. As a result of this acquisition, we shifted from an indirect distribution model to a direct model. Results from Brazil continue to be reported in the Americas segment for both the three and nine months ended May 31, 2024 and 2023, respectively.
Highlights
The following summarizes the financial and operational highlights for our business during the nine months ended May 31, 2024:
•Consolidated net sales increased $37.8 million, or 10%, compared to the corresponding period of the prior fiscal year. Increases in sales volume favorably impacted net sales by approximately $23.0 million from period to period. Increases in the average selling price of our products positively impacted net sales by approximately $6.5 million from period to period, primarily due to sales price increases implemented in certain regions during the prior fiscal year. Changes to net sales attributable to volumes and average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period. In addition, changes in foreign currency exchange rates from period to period had a favorable impact of $8.3 million on consolidated net sales for the first nine months of fiscal year 2024. On a constant currency basis, net sales would have increased by $29.3 million, or 7%, from period to period. This favorable impact from changes in foreign currency exchange rates mainly came from our EIMEA segment, which accounted for 37% of our consolidated sales for the nine months ended May 31, 2024.
•Gross profit as a percentage of net sales increased to 53.1% compared to 50.9% for the corresponding period of the prior fiscal year.
•Consolidated net income increased $3.4 million, or 7%, compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates from period to period had a favorable impact of $1.5 million on consolidated net income for the first nine months of fiscal year 2024. Thus, on a constant currency basis, net income would have increased $1.9 million, or 4%, from period to period.
•Diluted earnings per common share were $3.88 versus $3.62 in the prior fiscal year period.

Results of Operations
Three and Nine Months Ended May 31, 2024 Compared to Three and Nine Months Ended May 31, 2023
Operating Items
The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2024	2023	Change from Prior Year		2024	2023	Change from Prior Year
			Dollars	Percent			Dollars	Percent
Net sales:
WD-40 Multi-Use Product	$119,053	$107,151	$11,902	11%	$333,964	$302,000	$31,964	11%
WD-40 Specialist	20,224	17,886	2,338	13%	53,883	48,566	5,317	11%
Other maintenance products	7,885	8,288	(403)	(5)%	22,699	21,175	1,524	7%
Total maintenance products	147,162	133,325	13,837	10%	410,546	371,741	38,805	10%
HCCP (1)	7,883	8,392	(509)	(6)%	24,020	25,062	(1,042)	(4)%
Total net sales	155,045	141,717	13,328	9%	434,566	396,803	37,763	10%
Cost of products sold	72,657	69,955	2,702	4%	203,684	194,708	8,976	5%
Gross profit	82,388	71,762	10,626	15%	230,882	202,095	28,787	14%
Operating expenses	55,212	46,105	9,107	20%	158,581	135,606	22,975	17%
Income from operations	$27,176	$25,657	$1,519	6%	$72,301	$66,489	$5,812	9%
Net income	$19,842	$18,895	$947	5%	$52,860	$49,418	$3,442	7%
EPS – diluted	$1.46	$1.38	$0.08	6%	$3.88	$3.62	$0.26	7%
Shares used in diluted EPS	13,577	13,600	(23)	0%	13,581	13,606	(25)	0%
(1)Homecare and cleaning products (“HCCP”)
Net Sales by Segment
The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2024	2023	Change from Prior Year		2024	2023	Change from Prior Year
			Dollars	Percent			Dollars	Percent
Americas	$75,103	$71,130	$3,973	6%	$202,685	$192,034	$10,651	6%
EIMEA	59,399	52,524	6,875	13%	162,466	140,105	22,361	16%
Asia-Pacific	20,543	18,063	2,480	14%	69,415	64,664	4,751	7%
Total	$155,045	$141,717	$13,328	9%	$434,566	$396,803	$37,763	10%

Americas Sales
The following table summarizes net sales by product line for the Americas segment, which includes the U.S., Canada and Latin America (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2024	2023	Change from Prior Year		2024	2023	Change from Prior Year
			Dollars	Percent			Dollars	Percent
WD-40 Multi-Use Product	$58,559	$54,592	$3,967	7%	$156,113	$146,154	$9,959	7%
WD-40 Specialist	9,034	8,209	825	10%	23,232	21,910	1,322	6%
Other maintenance products	4,333	4,634	(301)	(6)%	12,462	12,068	394	3%
Total maintenance products	71,926	67,435	4,491	7%	191,807	180,132	11,675	6%
HCCP	3,177	3,695	(518)	(14)%	10,878	11,902	(1,024)	(9)%
Total net sales	$75,103	$71,130	$3,973	6%	$202,685	$192,034	$10,651	6%
% of consolidated net sales	49%	50%			47%	48%
CC Net sales – non-GAAP (1)	$74,690	$71,130	$3,560	5%	$200,818	$192,034	$8,784	5%
Currency impact on current period – non-GAAP	$413				$1,867
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
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Americas segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Third Quarter	Year to Date

Increase in average selling price(1)	$1.8	$2.2	$0.1	$4.1
Increase (decrease) in sales volume(1)	3.6	(2.4)	3.5	4.7
Currency impact on current period – non-GAAP	0.7	0.8	0.4	1.9
Increase in net sales	$6.1	$0.6	$4.0	$10.7
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Americas Sales – Three Months Ended – May 31, 2024 Compared to May 31, 2023
Net sales in the Americas segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $4.0 million, or 7%, primarily due to increases in Latin America of $5.4 million, or 51%, partially offset by decreases in U.S. and Canada of $1.0 million and $0.3 million, or 3% and 13%, respectively. Sales in Latin America were favorably impacted by increased sales in Brazil. Early in the third quarter of fiscal year 2024, we acquired a Brazilian distributor and shifted from an indirect distribution model to a direct model, where we sell directly to retail customers. This shift favorably impacted sales in Brazil by $2.7 million for the three months ended May 31, 2024. In addition, sales in other Latin American markets increased $2.8 million due to the timing of customer orders, successful promotional programs, increased distribution of WD-40 Smart Straw, and favorable impacts of changes in foreign currency exchange rates from period to period. While end-user demand remained relatively constant in the United States from period to period, the decrease in sales was primarily attributable to timing of customer orders associated with the implementation of our new ERP system that went live in January 2024.
•WD-40 Specialist sales increased $0.8 million, or 10%, primarily due to new distribution and timing of customer orders in the United States.
•Other maintenance product sales remained relatively constant from period to period.
•Homecare and cleaning product sales decreased $0.5 million, or 14%, primarily due to reduced demand in the U.S. as a result of a lower level of advertising and promotional activities associated with these brands, as we focus on increasing sales of maintenance products in support of our four-by-four strategic framework.
•For the three months ended May 31, 2024, 72% of sales came from the U.S., and 28% of sales came from Canada and Latin America combined compared to the three months ended May 31, 2023 when 77% of sales came from the U.S., and 23% of sales came from Canada and Latin America.
Americas Sales – Nine Months Ended – May 31, 2024 Compared to May 31, 2023
Net sales in the Americas segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $10.0 million, or 7%, primarily due to increases in Latin America and the U.S. of $8.9 million and $2.2 million, or 32% and 2%, respectively. Sales in Latin America were favorably impacted by the transition to a direct marketing model in Brazil as discussed above in the section for the three months ended May 31, 2024. In addition, sales in other Latin American markets increased $6.2 million due to the timing of customer orders, successful promotional programs, increased distribution of WD-40 Smart Straw, and favorable impacts of changes in foreign currency exchange rates from period to period. The slight increase in sales in the U.S. is primarily due to higher volumes as a result of successful promotions programs.
•WD-40 Specialist sales increased $1.3 million, or 6%, primarily due to new distribution and increased demand in the United States.
•Other maintenance product sales remained relatively constant from period to period.
•Homecare and cleaning product sales decreased $1.0 million, or 9%, primarily due to reduced demand in the U.S. as discussed above in the section for the three months ended May 31, 2024.
•For the nine months ended May 31, 2024, 74% of sales came from the U.S., and 26% of sales came from Canada and Latin America combined compared to the nine months ended May 31, 2023 when 77% of sales came from the U.S., and 23% of sales came from Canada and Latin America.

EIMEA Sales
The following table summarizes net sales by product line for the EIMEA segment, which includes Europe, India, the Middle East and Africa (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2024	2023	Change from Prior Year		2024	2023	Change from Prior Year
			Dollars	Percent			Dollars	Percent
WD-40 Multi-Use Product	$45,402	$38,932	$6,470	17%	$124,018	$104,770	$19,248	18%
WD-40 Specialist	8,407	7,544	863	11%	22,598	19,677	2,921	15%
Other maintenance products	3,317	3,245	72	2%	9,388	8,354	1,034	12%
Total maintenance products	57,126	49,721	7,405	15%	156,004	132,801	23,203	17%
HCCP	2,273	2,803	(530)	(19)%	6,462	7,304	(842)	(12)%
Total net sales	$59,399	$52,524	$6,875	13%	$162,466	$140,105	$22,361	16%
% of consolidated net sales	38%	37%			37%	36%
CC Net sales – non-GAAP (1)	$57,848	$52,524	$5,324	10%	$154,911	$140,105	$14,806	11%
Currency impact on current period – non-GAAP	$1,551				$7,555
(1)Current fiscal year constant currency net sales translated at the foreign currency exchange rates in effect for the corresponding period of the prior fiscal year, compared to prior period actual net sales.
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the EIMEA segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Third Quarter	Year to Date

Increase (decrease) in average selling price(1)	$0.7	$0.0	$(1.2)	$(0.5)
Increase in sales volume(1)	3.7	5.1	6.5	15.3
Currency impact on current period – non-GAAP	3.6	2.4	1.6	7.6
Increase in net sales	$8.0	$7.5	$6.9	$22.4
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
EIMEA Sales – Three Months Ended – May 31, 2024 Compared to May 31, 2023
Net sales increased in the EIMEA segment from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $6.5 million, or 17%, primarily due to higher sales volume. Volumes in the comparative period were unfavorably impacted by price increases that we implemented in the fourth quarter of fiscal year 2022 and first quarter of fiscal year 2023, which resulted in temporarily reduced demand as customers adjusted to those price increases. The combination of recovering volumes at increased selling prices resulted in higher sales across most regions. Sales increased most significantly in France and Italy, which were up

$1.4 million and $1.2 million, respectively, as well as Benelux and Poland which were each up $1.1 million from the prior quarter of the previous fiscal year.
•WD-40 Specialist sales increased $0.9 million, or 11%, primarily due to the combined impact of higher sales volume due to increased distribution and stronger levels of demand after customers adjusted to price increases.
•Homecare and cleaning product sales decreased $0.5 million, or 19%, primarily due to reduced demand in the U.K. as a result of a lower level of advertising and promotional activities associated with these brands, as we focus on increasing sales of maintenance products in support of our four-by-four strategic framework.
•Net sales were favorably impacted $1.6 million across our various brands as a result of favorable changes in foreign currency exchange rates. On a constant currency basis, sales in EIMEA would have increased 10%.
EIMEA Sales – Nine Months Ended – May 31, 2024 Compared to May 31, 2023
Net sales increased in the EIMEA segment from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $19.2 million, or 18%, primarily due to higher sales volume. Volumes in the comparative period were unfavorably impacted by price increases that we implemented in the fourth quarter of fiscal year 2022 and first quarter of fiscal year 2023, which resulted in reduced demand as customers adjusted to those price increases. The combination of recovering volumes and increased selling prices resulted in higher sales across most regions. Sales increased most significantly in France, the DACH and Benelux regions, the Middle East, and Iberia, which were up $4.2 million, $4.2 million, $3.3 million, and $2.4 million, respectively.
•WD-40 Specialist and other maintenance product sales increased $2.9 million, or 15%, and $1.0 million, or 12%, respectively, primarily due to the combined impact of higher sales volume due to increased distribution and stronger levels of demand after customers adjusted to price increases. France, in particular, saw an increase in sales of $0.8 million in these categories from period to period.
•Homecare and cleaning product sales decreased $0.8 million, or 12%, primarily due to reduced demand in the U.K. as discussed above in the section for the three months ended May 31, 2024.
•Net sales were favorably impacted $7.6 million across our various brands as a result of favorable changes in foreign currency exchange rates. On a constant currency basis, sales in EIMEA would have increased 11%.

Asia-Pacific Sales
The following table summarizes net sales by product line for the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
			Change from Prior Year				Change from Prior Year
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
WD-40 Multi-Use Product	$15,092	$13,627	$1,465	11%	$53,833	$51,076	$2,757	5%
WD-40 Specialist	2,783	$2,133	$650	30%	8,053	6,979	1,074	15%
Other maintenance products	235	$409	$(174)	(43)%	849	753	96	13%
Total maintenance products	18,110	$16,169	$1,941	12%	62,735	58,808	3,927	7%
HCCP	2,433	1,894	539	28%	6,680	5,856	824	14%
Total net sales	$20,543	$18,063	$2,480	14%	$69,415	$64,664	$4,751	7%
% of consolidated net sales	13%	13%			16%	16%
CC Net sales – non-GAAP (1)	$20,948	$18,063	$2,885	16%	$70,497	$64,664	$5,833	9%
Currency impact on current period – non-GAAP	$(405)				$(1,082)
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
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Asia-Pacific segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Third Quarter	Year to Date

Increase (decrease) in average selling price(1)	$1.6	$1.4	$(0.1)	$2.9
Increase (decrease) in sales volume(1)	0.3	(0.3)	3.0	3.0
Currency impact on current period – non-GAAP	(0.4)	(0.3)	(0.4)	(1.1)
Increase in net sales	$1.5	$0.8	$2.5	$4.8
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Asia-Pacific Sales – Three Months Ended – May 31, 2024 Compared to May 31, 2023
Net sales in the Asia-Pacific segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $1.5 million, or 11%. Sales in China increased $1.0 million, or 25%, due to increased sales volume from successful promotional programs and marketing activities. In addition, sales in the Asia distributor markets increased $0.4 million, or 5%, primarily due to successful promotional programs in certain regions and the timing of customer orders.
•WD-40 Specialist increased $0.7 million, or 30%, primarily due to increased sales volume in China due to expanded distribution and new product introduction, as well as successful promotional programs.

•Homecare and cleaning product sales increased $0.5 million, or 28%. The increase was due to higher sales volume in Australia attributable to successful promotional activities and improved packaging.
•Net sales were unfavorably impacted $0.4 million across our various brands as a result of changes in foreign currency exchange rates. On a constant currency basis, sales in Asia-Pacific would have increased 16%.
Asia-Pacific Sales – Nine Months Ended – May 31, 2024 Compared to May 31, 2023
Net sales in the Asia-Pacific segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $2.8 million, or 5%. Sales in China increased $1.5 million, or 9%, due to increased sales volume from successful promotional programs and marketing activities. In addition, sales in the Asia distributor markets increased $1.4 million, or 5%, primarily due to price increases in these markets from period to period and successful promotional programs in certain regions.
•WD-40 Specialist sales increased $1.1 million, or 15%, primarily due to increased sales volume due to successful promotional programs and marketing activities as well as increased sales volume due to distribution of a motorbike product line new to the region.
•Homecare and cleaning product sales increased $0.8 million or 14%. The increase was due to higher sales volume in Australia attributable to successful promotional activities and improved packaging.
•Net sales were unfavorably impacted $1.1 million across our various brands as a result of changes in foreign currency exchange rates. On a constant currency basis, sales in Asia-Pacific would have increased 9%.
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
•In the EIMEA segment, the majority of our cost of products sold is denominated in Pound Sterling whereas sales are generated in Pound Sterling, Euro and the U.S. Dollar. The strengthening or weakening of the Euro and U.S. Dollar against the Pound Sterling may result in foreign currency related changes to the gross margin percentage in the EIMEA segment from period to period.
•Our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.6 and $4.7 million for the three months ended May 31, 2024 and 2023, respectively, and $12.6 and $13.1 million for the nine months ended May 31, 2024 and 2023, respectively.
The following table summarizes gross margin and gross profit (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2024	2023	Change from Prior Year		2024	2023	Change from Prior Year
Gross profit	$82,388	$71,762	$10,626		$230,882	$202,095	$28,787
Gross margin	53.1%	50.6%	250	bps (1)	53.1%	50.9%	220	bps (1)
(1)Basis points (“bps”) change in gross margin.

Gross Margin – Three Months Ended – May 31, 2024 Compared to May 31, 2023
Gross margin increased 250 bps primarily due to the following favorable impacts:

Favorable	Explanations
160 bps	Favorable sales mix and other miscellaneous mix impacts
110 bps	Lower costs of specialty chemicals used in the formulation of our products
70 bps	Lower warehousing, distribution and freight costs, primarily in the Americas segment
Gross Margin – Nine Months Ended – May 31, 2024 Compared to May 31, 2023
Gross margin increased 220 bps primarily due to the following favorable impacts:

Favorable	Explanations
140 bps	Favorable sales mix and other miscellaneous mix impacts
100 bps	Lower costs of specialty chemicals used in the formulation of our products
90 bps	Lower warehousing, distribution and freight costs, primarily in the Americas segment
50 bps	Increases in average selling prices
Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended May 31,				Nine Months Ended May 31,
	2024	2023	Change from Prior Year		2024	2023	Change from Prior Year
(in thousands)			Dollars	Percent			Dollars	Percent
SG&A expenses	$45,564	$38,195	$7,369	19%	$134,722	$115,869	$18,853	16%
% of net sales	29.4%	27.0%			31.0%	29.2%
SG&A Expenses – Three Months Ended – May 31, 2024 Compared to May 31, 2023
The increase in SG&A expenses was primarily due to increases in employee-related costs of $3.7 million due to higher accrued incentive compensation, annual compensation increases and higher headcount. Professional services fees increased $2.2 million in support of our strategic initiatives in the Americas and EIMEA segments, including higher costs associated with the ERP system we recently implemented in the United States. In addition, professional service fees increased due to costs associated with the development of a direct market in Brazil after the purchase of our Brazilian distributor in March 2024. Changes in foreign currency exchange rates did not have a significant impact on SG&A expenses from period to period.
SG&A Expenses – Nine Months Ended – May 31, 2024 Compared to May 31, 2023
The increase in SG&A expenses was primarily due to increases in employee-related costs of $9.7 million due to higher accrued incentive compensation, annual compensation increases and higher headcount, partially offset by lower stock-based compensation expense. Professional services fees increased $3.8 million in support of our strategic initiatives in the Americas and EIMEA segments, including higher costs associated with the ERP system we recently implemented in the United States. In addition, professional services fees increased due to costs associated with the development of a direct market in Brazil. In addition, travel and meeting expense increased SG&A expense by $2.0 million primarily as a result of increased travel related to geographic expansion and other initiatives aligned with our strategic framework. Unfavorable changes in foreign currency exchange rates increased SG&A expenses by $2.1 million from period to period.
We continued our research and development investment, the majority of which is associated with our maintenance products, including efforts focused on sustainability as well as our focus on innovation and renovation of our products. Research and development costs were $2.2 million and $1.6 million for the three months ended May 31, 2024 and 2023, respectively, and $5.8 million and $4.1 million for the nine months ended May 31, 2024 and 2023, respectively. The increase from period to period was partially due to a higher level of research and development activity associated with our sustainability initiatives. Our research and development team engages in consumer research, environmental and sustainability initiatives, product development, product improvements and testing activities. This team leverages its development capabilities by collaborating with a network of outside resources including our current and prospective third-party contract manufacturers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion (“A&P”) Expenses

	Three Months Ended May 31,				Nine Months Ended May 31,
			Change from Prior Year				Change from Prior Year
(in thousands)	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
A&P expenses	$9,345	$7,660	$1,685	22%	$23,053	$18,984	$4,069	21%
% of net sales	6.0%	5.4%			5.3%	4.8%
A&P Expenses – Three Months Ended – May 31, 2024 Compared to May 31, 2023
The increase in A&P expenses was primarily due to a higher level of promotional programs and marketing support, particularly in EIMEA and the Americas segments. Changes in foreign currency exchange rates did not have a significant impact on A&P expenses from period to period.
As a percentage of net sales, A&P expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales were $7.7 million and $7.9 million, or 4.9% and 5.6% for the three months ended May 31, 2024 and 2023, respectively. Therefore, our total investment in A&P activities was $17.0 and $15.6 million or 11.0% of net sales for both the three months ended May 31, 2024 and 2023, respectively.
A&P Expenses – Nine Months Ended – May 31, 2024 Compared to May 31, 2023
The increase in A&P expenses was primarily due to a higher level of promotional programs and marketing support, particularly in the Americas and EIMEA segments. Changes in foreign currency exchange rates primarily in EIMEA segment had a $0.4 million unfavorable impact on A&P expenses from period to period.
Total promotional costs recorded as a reduction to sales were $23.1 million and $21.5 million, or 5.3% and 5.4% of net sales, for the nine months ended May 31, 2024 and 2023, respectively. Therefore, our total investment in A&P activities was $46.1 million and $40.5 million or 10.6% and 10.2% of net sales, for the nine months ended May 31, 2024 and 2023, respectively.
Income from Operations by Segment
The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2024	2023	Change from Prior Year		2024	2023	Change from Prior Year
			Dollars	Percent			Dollars	Percent
Americas	$18,382	$16,906	$1,476	9%	$45,798	$43,390	$2,408	6%
EIMEA	13,705	11,966	1,739	15%	35,307	28,632	6,675	23%
Asia-Pacific	6,750	5,312	1,438	27%	25,264	21,952	3,312	15%
Unallocated corporate	(11,661)	(8,527)	(3,134)	(37)%	(34,068)	(27,485)	(6,583)	(24)%
Total	$27,176	$25,657	$1,519	6%	$72,301	$66,489	$5,812	9%

Americas
Americas Operating Income – Three Months Ended – May 31, 2024 Compared to May 31, 2023
Income from operations for the Americas increased to $18.4 million, up $1.5 million, or 9%, due to a higher gross margin and increased sales, partially offset by higher operating expenses. Gross margin for the Americas segment increased from 48.2% to 50.6% primarily due to the favorable impact of increases in average selling price, decreases in the costs of petroleum-based specialty chemicals, as well as lower warehousing, distribution and freight costs from period to period. These favorable impacts were partially offset by increases in the costs of aerosol cans. Operating expenses increased $2.2 million primarily due to higher employee-related costs as a result of increased headcount and annual compensation increases. In addition, operating expenses increased due to higher costs associated with the ERP system we recently implemented in the United States. Operating income as a percentage of net sales increased from 23.8% to 24.5% period over period.
Americas Operating Income – Nine Months Ended – May 31, 2024 Compared to May 31, 2023
Income from operations for the Americas increased to $45.8 million, up $2.4 million, or 6%, due to a $10.7 million increase in sales and a higher gross margin, partially offset by higher operating expenses. Gross margin for the Americas segment increased from 48.9% to 50.2% primarily due to the favorable impact of price increases and decreases to costs of petroleum-based specialty chemicals as well as lower warehousing, distribution and freight costs from period to period. These favorable impacts were partially offset by increases in the costs aerosol cans and filling fees at our third-party manufacturers, as well as increases to miscellaneous other input costs. Operating expenses increased $5.5 million due to higher employee-related costs as a result of increased headcount, higher accrued incentive compensation and annual compensation increases. Operating expenses increased due to higher costs associated with the ERP system we recently implemented in the United States as well as increases due to a higher level of A&P expenses and travel and meeting expense in support of our strategic framework. Operating income as a percentage of net sales remained constant at 22.6% for both three and nine months ended May 31, 2024.
EIMEA
EIMEA Operating Income – Three Months Ended – May 31, 2024 Compared to May 31, 2023
Income from operations for the EIMEA segment increased to $13.7 million, up $1.7 million, or 15%, primarily due to a $6.9 million increase in sales and a higher gross margin, partially offset by higher operating expenses. Gross margin for the EIMEA segment increased from 52.0% to 54.8% primarily due to the favorable impact of changes in sales mix and market mix from period to period, as well as the combined impact of decreases in the costs of petroleum-based specialty chemicals and aerosol cans. Operating expenses increased $3.5 million primarily due to higher employee-related costs as a result of higher accrued incentive compensation, annual compensation increases and increased headcount. In addition, operating expenses increased due to higher A&P expenses, as well as higher level of professional service costs and travel and meeting expenses in support of our strategic framework. Operating income as a percentage of net sales increased from 22.8% to 23.1% period over period.
EIMEA Operating Income – Nine Months Ended – May 31, 2024 Compared to May 31, 2023
Income from operations for the EIMEA segment increased to $35.3 million, up $6.7 million, or 23%, primarily due to a $22.4 million increase in sales and a higher gross margin, which was partially offset by higher operating expenses. Gross margin for the EIMEA segment increased from 51.7% to 54.4% primarily due changes in sales mix and market mix from period to period, favorable changes from foreign currency exchange rates as well as the combined impact of decreases in the costs of petroleum-based specialty chemicals and aerosol cans. Operating expenses increased $9.3 million primarily due to higher employee-related costs as a result of higher accrued incentive compensation, annual compensation increases and increased headcount. In addition, operating expenses increased due to higher A&P expenses, as well as higher level of professional service costs and travel and meeting expenses in support of our strategic framework. Operating income as a percentage of net sales increased from 20.4% to 21.7% period over period.
Asia-Pacific
Asia-Pacific Operating Income – Three Months Ended – May 31, 2024 Compared to May 31, 2023
Income from operations for the Asia-Pacific segment increased to $6.8 million, up $1.4 million, or 27%, primarily due to a $2.5 million increase in sales and a higher gross margin. Gross margin for the Asia-Pacific segment increased from 56.3%

to 57.6% primarily due to the favorable impact of changes in sales mix and market mix from period to period. Operating income as a percentage of net sales increased from 29.4% to 32.9% period over period.
Asia-Pacific Operating Income – Nine Months Ended – May 31, 2024 Compared to May 31, 2023
Income from operations for the Asia-Pacific segment increased to $25.3 million, up $3.3 million, or 15%, primarily due to a $4.8 million increase in sales and a higher gross margin, partially offset by an increase in operating expenses. Gross margin for the Asia-Pacific segment increased from 55.2% to 58.5% primarily due to the favorable impact of price increases, as well as favorable changes to miscellaneous other input costs. Operating expenses increased $1.6 million from period to period primarily due to higher employee-related costs, including increased accrued incentive compensation. In addition, operating expenses increased as a result of a higher level of A&P expenses, professional service costs and travel and meeting expenses. Operating income as a percentage of net sales increased from 33.9% to 36.4% period over period.
Non-Operating Items
The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended May 31,			Nine Months Ended May 31,
	2024	2023	Change	2024	2023	Change
Interest income	$136	$69	$67	$276	$164	$112
Interest expense	$1,182	$1,597	$(415)	$3,336	$4,268	$(932)
Other (expense) income, net	$(283)	$243	$(526)	$(516)	$558	$(1,074)
Provision for income taxes	$6,005	$5,477	$528	$15,865	$13,525	$2,340
Interest Income
Interest income remained relatively consistent for both the three and nine months ended May 31, 2024 and 2023.
Interest Expense
Interest expense decreased by $0.4 million and $0.9 million for the three and nine months ended May 31, 2024 primarily due to lower aggregate outstanding balances on our revolving credit agreement from period to period.
Other (Expense) Income, Net
Other (expense) income, net decreased by $0.5 million and $1.1 million for the three and nine months ended May 31, 2024, respectively, primarily due to foreign currency exchange losses which were recorded for the three and nine months ended May 31, 2024 compared to net foreign currency exchange gains which were recorded in the same period of the prior fiscal year as a result of fluctuations in the foreign currency exchange rates for both the Euro and the U.S. Dollar against the Pound Sterling.
Provision for Income Taxes
The provision for income taxes was 23.2% and 22.5% of income before income taxes for the three months ended May 31, 2024 and 2023, respectively. Descriptions of impacts on our effective income tax rate are incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 14 – Income Taxes included in this report.
The provision for income taxes was 23.1% and 21.5% of income before income taxes for the nine months ended May 31, 2024 and 2023, respectively. Descriptions of impacts on our effective income tax rate are incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 14 – Income Taxes included in this report.
Net Income
Net income increased 5% to $19.8 million, or $1.46 per common share on a fully diluted basis, for the three months ended May 31, 2024 compared to $18.9 million, or $1.38 per common share on a fully diluted basis, for the three months ended May 31, 2023. Changes in foreign currency exchange rates from period to period had a favorable impact of $0.3 million on consolidated net income for the third quarter of fiscal year 2024. Thus, on a constant currency basis, net income would have increased $0.7 million, or 4%, from period to period.

Net income increased 7% to $52.9 million, or $3.88 per common share on a fully diluted basis, for the nine months ended May 31, 2024 compared to $49.4 million, or $3.62 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates from period to period had a favorable impact of $1.5 million on consolidated net income for the nine months ended May 31, 2024. Thus, on a constant currency basis, net income would have increased $1.9 million, or 4%, from period to period.
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
The following table summarizes the results of these performance measures:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Gross margin – GAAP	53%	51%	53%	51%
Cost of doing business as a percentage of net sales – non-GAAP	34%	32%	35%	33%
Adjusted EBITDA as a percentage of net sales – non-GAAP (1)	19%	20%	18%	18%
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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Total operating expenses – GAAP	$55,212	$46,105	$158,581	$135,606
Amortization (1)	(640)	(250)	(1,456)	(753)
Depreciation (in operating departments)	(1,111)	(1,052)	(3,256)	(3,051)
Cost of doing business	$53,461	$44,803	$153,869	$131,802
Net sales	$155,045	$141,717	$434,566	$396,803
Cost of doing business as a percentage of net sales – non-GAAP	34%	32%	35%	33%
(1)    Includes amortization of definite-lived intangible assets and cloud computing amortization.
Adjusted EBITDA (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2024	2023	2024	2023
Net income – GAAP	$19,842	$18,895	$52,860	$49,418
Provision for income taxes	6,005	5,477	15,865	13,525
Interest income	(136)	(69)	(276)	(164)
Interest expense	1,182	1,597	3,336	4,268
Amortization (1)	640	250	1,456	753
Depreciation	2,200	1,825	6,380	5,186
Adjusted EBITDA	$29,733	$27,975	$79,621	$72,986
Net sales	$155,045	$141,717	$434,566	$396,803
Adjusted EBITDA as a percentage of net sales – non-GAAP	19%	20%	18%	18%
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
Our principal sources of liquidity are cash generated from operations and cash currently available from our existing unsecured revolving credit facility under the Credit Agreement with Bank of America, N.A. We use the revolving credit facility primarily for our general working capital needs. We also hold borrowings under the Note Agreement. See Note 9 – Debt for additional information on these agreements.
We have historically held a balance of outstanding draws on our line of credit in either U.S. Dollars in the Americas segment, or in Euros and Pounds Sterling in the EIMEA segment. Euro and Pound Sterling denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. We have the ability to refinance any draws under the line of credit with successive short-term borrowings through the April 30, 2029 maturity date of the Credit Agreement. Outstanding draws for which we have both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of May 31, 2024, $19.5 million of this facility was classified as long-term and was entirely denominated in Euros. $21.5 million was classified as short-term and was entirely denominated in U.S. Dollars. In the United States, we held $66.8 million in fixed rate long-term borrowings as of May 31, 2024, consisting of senior notes under our Note Agreement. We paid $0.8 million in principal payments on our Series A Notes during the first nine months of fiscal year 2024. There were no other letters of credit outstanding or restrictions on the amount available on our line of credit or notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three and a half to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 9 – Debt for additional information on these financial covenants. At May 31, 2024, we were in compliance with all material debt covenants. We continue to monitor our compliance with all debt covenants and, at the present time, we believe that the likelihood of being unable to satisfy all material covenants is remote. At May 31, 2024, we had a total of $45.3 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.
We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund short-term and long-term operating requirements, capital expenditures, dividend payments, acquisitions, new business development activities and share repurchases. On June 19, 2023, the Board approved the 2023 Repurchase Plan. Under the 2023 Repurchase Plan, which became effective on September 1, 2023, we are authorized to acquire up to $50.0 million of our outstanding shares through August 31, 2025, of which $41.9 million remains available for the repurchase of shares of common stock as of May 31, 2024.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended May 31,
	2024	2023	Change
Net cash provided by operating activities	$64,824	$55,593	$9,231
Net cash used in investing activities	(9,103)	(4,213)	(4,890)
Net cash used in financing activities	(58,145)	(54,024)	(4,121)
Effect of exchange rate changes on cash and cash equivalents	(419)	3,204	(3,623)
Net (decrease) increase in cash and cash equivalents	$(2,843)	$560	$(3,403)
Operating Activities
Net cash provided by operating activities increased $9.2 million to $64.8 million for the nine months ended May 31, 2024. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the nine months ended May 31, 2024 was net income of $52.9 million, which increased approximately $3.4 million from period to period. Changes in adjustments to reconcile net income to cash increased net cash provided by operating activities by $4.5 million, primarily due to net unrealized foreign currency losses during the first nine months of the current fiscal year compared to net unrealized foreign currency gains in the corresponding period of the prior fiscal year, an increase in depreciation expense and a net deferred income tax expense for the nine months ended May 31, 2024 compared to net deferred tax benefit in the corresponding period of the prior fiscal year.
Changes in working capital decreased net cash provided by operating activities by $3.1 million for the nine months ended May 31, 2024 compared to a decrease of $4.3 million in the corresponding period of the prior fiscal year. The favorable net change in working capital was primarily attributable to favorable changes in accounts payable and accrued liabilities balances during the first nine months of the current fiscal year compared to the corresponding period of the prior fiscal year, offset by unfavorable changes in trade and other accounts receivable balances due to the timing of collection of payments from customers in the U.S., and changes in inventory balances. In the current and prior fiscal year, we took deliberate actions to decrease inventory levels after having increased them in fiscal year 2022 due to challenges within supply chain and increased lead times required by suppliers.
Investing Activities
Net cash used in investing activities increased $4.9 million to $9.1 million for the nine months ended May 31, 2024, primarily due to the $6.2 million of cash used for the acquisition of a subsidiary.

Financing Activities
Net cash used in financing activities increased $4.1 million to $58.1 million for the nine months ended May 31, 2024. This change was primarily due to a $2.0 million increase in dividends paid to stockholders, a $1.8 million increase in shares withheld to cover taxes on conversion of equity awards, and a $0.7 million increase in treasury stock repurchases. These increases in cash outflows from period to period were partially offset by a slight decrease of $0.3 million in net repayments on our revolving credit facility.
Effect of Exchange Rate Changes
All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary, which operates in Pound Sterling. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $0.4 million for the nine months ended May 31, 2024 as compared to an increase in cash of $3.2 million for the nine months ended May 31, 2023. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Pound Sterling against the U.S. Dollar.
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
In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of May 31, 2024, no such commitments were outstanding.
Share Repurchase Plans
The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 10 — Share Repurchase Plan included in this report.
Dividends
On June 18, 2024, the Company’s Board declared a cash dividend of $0.88 per share payable on July 31, 2024 to stockholders of record at the close of business on July 19, 2024.
Critical Accounting Estimates
Our discussion and analysis of our operating results and financial condition is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.
Critical accounting estimates are those that involve subjective or complex judgments. The following areas all require the use of judgments and estimates: revenue recognition and accounting for income taxes. Estimates in each of these areas are based on historical experience and various judgments and assumptions that we believe are appropriate. Actual results may materially differ from these estimates.

There have been no material changes in our critical accounting estimates from those disclosed in Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, which was filed with the SEC on October 23, 2023.
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
Item 4.    Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2024, the end of the period covered by this report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.
There were no changes in our internal control over financial reporting during the three months ended May 31, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On June 19, 2023, the Company’s Board approved a share repurchase plan (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, which became effective on September 1, 2023, the Company is authorized to acquire up to $50.0 million of its outstanding shares through August 31, 2025. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the nine months ended May 31, 2024, the Company repurchased 34,250 shares at an average price of $236.32 per share, for a total cost of $8.1 million under this $50.0 million plan.
The following table provides information with respect to all purchases made by the Company during the three months ended May 31, 2024. All purchases listed below were made in the open market at prevailing market prices and were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Exchange Act.

	Total # of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plans & Programs	Max $ Value of Shares That May Yet Be Purchased Under the Plans & Programs
Period
March 1 – March 31	5,000	$255.65	5,000	$43,402,883
April 1 – April 30	5,000	$240.11	5,000	$42,202,331
May 1 – May 31	1,250	$237.15	1,250	$41,905,896
	11,250	$246.69	11,250

Item 5.    Other Information
During the three months ended May 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2018, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 20, 2024, Exhibit 3.2 thereto.

10(a)	Amended and Restated WD-40 Company 2016 Stock Incentive Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 2, 2023, Appendix A thereto.

10(b)
Quota Purchase Agreement entered into by WD-40 Holding Company Brasil Ltda., M12 Participações Empresariais S.A. and Theron Marketing Ltda., dated March 4, 2024, incorporated by reference from the Registrant’s Form 8-K/A filed March 7, 2024, Exhibit 10.1 thereto*.

10(c)
2nd Amended and Restated Credit Agreement dated April 30, 2024 among WD-40 Company and certain of its subsidiaries and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed May 2, 2024, Exhibit 10(a) thereto.

10(d)
4th Amendment to Note Purchase and Private Shelf Agreement dated April 30, 2024 among WD-40 Company and PGIM, Inc. and certain affiliates and managed accounts of PGIM, Inc., incorporated by reference from the Registrant’s Form 8-K filed May 2, 2024, Exhibit 10(b) thereto.

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

101
The following materials from WD-40 Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

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

WD-40 COMPANY Registrant

Date: July 10, 2024	By:	/s/ STEVEN A. BRASS
Steven A. Brass President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ SARA K. HYZER
Sara K. Hyzer Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)