Form 10-K
period 2024-08-31
WD 40 CO
filed 2024-10-21
CIK 105132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2024
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
Yes ☐ No ☑
The aggregate market value (closing price) of the voting stock held by non-affiliates of the registrant as of February 29, 2024 was approximately $3,615,362,525.
As of October 15, 2024, there were 13,541,081 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference:
The Proxy Statement for the annual meeting of stockholders on December 12, 2024 is incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

WD-40 COMPANY
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended August 31, 2024

PART I
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements which reflect our current views with respect to future events and financial performance.
These forward-looking statements include, but are not limited to, discussions about future financial and operating results, including: expected benefits from the acquisition or divestiture transaction; acquired business not performing as expected; assuming unexpected risks, liabilities and obligations of the acquired business; disruption to the parties’ business as a result of the announcement and acquisition or divestiture transaction; integration of acquired business and operations into the Company; the Company's ability to successfully complete any planned divestiture; expected timing of the closing for the divestiture; expected proceeds from the divestiture; the intended use of proceeds by the Company from the divestiture transaction; impact of the divestiture transaction on the Company's stock price or EPS; growth expectations for maintenance products; expected levels of promotional and advertising spending; anticipated input costs for manufacturing and the costs associated with distribution of our products; plans for and success of product innovation, the impact of new product introductions on the growth of sales; anticipated results from product line extension sales; expected tax rates and the impact of tax legislation and regulatory action; changes in the political conditions or relations between the United States and other nations, the impacts from inflationary trends and supply chain constraints; changes in interest rates; and forecasted foreign currency exchange rates and commodity prices. We undertake no obligation to revise or update any forward-looking statements. These forward-looking statements are generally identified with words such as “believe,” “expect,” “intend,” “plan,” “project,” “could,” “may,” “aim,” “anticipate,” “target,” “estimate” and similar expressions. We undertake no obligation to revise or update any forward-looking statements.
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
We currently market and sell our products in more than 176 countries and territories worldwide primarily through hardware stores, automotive parts outlets, industrial distributors and suppliers, mass retail and home center stores, value retailers, grocery stores, online retailers, warehouse club stores, farm supply, sport retailers, and independent bike dealers.
Our sales come from two product groups – maintenance products and homecare and cleaning products. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, India, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”) and Australia. We are continuing to conduct a strategic review regarding the future of our homecare and cleaning product portfolios in the Americas and EIMEA segments and are pursuing the sale of these portfolios in fiscal year 2025. This potential sale will allow us to focus on our core, higher-margin maintenance products that are included in our strategic framework. The principal driver of our sales growth is focused on our maintenance products and making them available in more places, for more people, who will find more uses, more frequently.

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
3.growing the WD-40 Specialist product line through category leadership; and
4.accelerating our capabilities in building our brand digitally and maximizing our global digital commerce presence.

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

We continue to be focused and committed to innovation and renovation of our products. We see innovation and renovation as important factors to the long-term growth and sustainability of our brands and product lines, and intend to continue to work on future products, product lines, product packaging, and product delivery systems, as well as promotional innovations and renovations to expand our product portfolio, build a more sustainable future, and to help us grow. We are also focused on expanding our current brands in existing markets with new product development. Our research and development team supports new product development and current product improvement for our brands. Over the years, our research and development team has made impacts on most of our brands through our innovation activities. Key innovations for our products include, but are not limited to, WD-40 EZ-Reach Flexible Straw®, WD-40 Smart Straw®, WD-40 Trigger Pro®, WD-40 Specialist®, WD-40 Specialist® Degreaser & Cleaner EZ-Pods, WD-40® Precision Pen, WD-40 BIKE®, 3-IN-ONE RVcare® and 3-IN-ONE® Professional Garage Door Lube.
Our homecare and cleaning products in the Americas and EIMEA segments are considered harvest brands, which continue to provide positive returns but are becoming a smaller part of the business as sales of the maintenance products grow with the execution of our four Must Win Battles within our strategic framework. We have continued to sell products within these brands but with a reduced level of marking investment over time. We are continuing to conduct a strategic review regarding the future of our homecare and cleaning product portfolios in the Americas and EIMEA segments to create opportunities for our workforce to bring an even greater focus to our higher margin maintenance products and are pursuing the sale of these portfolios in fiscal year 2025.
Human Capital Resources
Our purpose can only be achieved with the efforts of our 644 employees who live our values and create positive lasting memories for our stakeholders, including end users solving problems in factories, workshops, and homes around the world. Our workforce is distributed globally in 16 countries, with approximately 36% in the Americas, 42% in EIMEA, 14% in Asia-Pacific, and 8% corporate employees. Women make up approximately 46% of our global workforce. The average tenure of our global workforce is eight years and our average employee retention rate is greater than 90%.
Our purpose-driven and values-guided culture generates an important competitive advantage through our ability to attract, develop, retain and engage outstanding people. Consistently living our company values grants each of us the freedom to make autonomous decisions in the best interest of all stakeholders. We are committed to celebrating diversity of thought and lived experiences, providing equitable access to opportunities, and creating a culture where everyone experiences a sense of inclusion and belonging.
We are a meritocracy with a competitive performance-based total rewards strategy, where compensation and career advancement are determined by demonstrated competencies and contributions. Our calendar year 2023 global pay equity study reaffirmed there were not statistically significant or systemic gender-based pay disparities, ensuring all compensation decisions were rooted in job-related criteria with no evidence of biased decision-making. The Compensation and People Committee of our Board of Directors provides oversight of our relevant people-management practices.

Our workforce is comprised of the following functions: marketing, sales, customer service, finance and accounting, legal, information technology, human resources, supply chain and logistics, innovation, research and development, environmental programs, quality, and other technical fields. The success of our teams is accelerated through global collaboration and our bold ambition to become a world-class learning organization.
Products
Maintenance Products
Included in our maintenance products are both multi-purpose maintenance products and specialty maintenance products. These maintenance products are sold worldwide and they provide end users with a variety of product and delivery system options.
Our signature product is WD-40 Multi-Use Product in the blue and yellow can with the little red top. It accounts for a significant majority of our sales in the maintenance product category. We have various products and product lines which we currently sell under the WD-40 Brand:
WD-40® Multi-Use Product – The WD-40 Multi-Use Product is a market leader in many countries among multi-purpose maintenance products and is sold as an aerosol spray with various unique delivery systems, a non-aerosol trigger spray, a precision pen, and in liquid-bulk form through mass retail stores, hardware stores, automotive parts outlets, online retailers, warehouse club stores and industrial distributors and suppliers. The WD-40 Multi-Use Product is sold worldwide in North, Central and South America, Asia, Australia, Europe, India, the Middle East and Africa. WD-40 Multi-Use Product has a wide variety of consumer uses in, for example, household, marine, automotive, construction, repair, sporting goods and gardening applications, in addition to numerous industrial applications.
WD-40 Specialist® product line – WD-40 Specialist consists of a line of professional-grade specialty maintenance products that includes penetrants, degreasers, corrosion inhibitors, greases, lubricants and rust removers that are aimed at professionals and consumer enthusiasts. These products are also sold with various unique delivery systems. The WD-40 Specialist product line is sold primarily in the U.S. and many countries in Europe, as well as parts of Canada, Latin America, Australia and Asia. Within the WD-40 Specialist product line, we also sell bike-specific products across all our segments, motorbike-specific products in Europe and Asia, lawn and garden specific products in Australia, and automotive specific products in Asia.
We also have the following additional brands which are included within our maintenance products group:
3-IN-ONE® – The 3-IN-ONE brand consists of multi-purpose drip oil, specialty drip oils, and specialty aerosol maintenance products. The multi-purpose drip and specialty oil lubricant feature the Marksman® Spout to deliver precise application to small mechanisms and assemblies, tool maintenance and threads on screws and bolts. 3-IN-ONE Oil is the market share leader among drip oils in many countries. It also has wide industrial applications in such areas as locksmithing, HVAC, marine, farming and construction. In addition to the drip oil line of products, the 3-IN-ONE brand also includes professional-grade aerosol specialty maintenance products, such as 3-IN-ONE RVcare products, 3-IN-ONE Garage Door Lubricant and 3-IN-ONE Lock Dry Lube. The long legacy, brand awareness and high quality of the 3-IN-ONE brand and its established distribution network have enabled these products to gain international acceptance. 3-IN-ONE products are sold primarily in the U.S., Europe, Canada, Latin America and Australia.
GT85® – The GT85 brand is a multi-purpose bike maintenance product line that consists of professional spray maintenance products and lubricants which are sold primarily in the bike market through the automotive and industrial channels in the U.K.
Homecare and Cleaning Products
We sell our homecare and cleaning products in certain locations worldwide and they include a portfolio of well-known brands. We are pursuing the sale of these portfolios in the Americas and EIMEA segments in fiscal year 2025. Certain of our homecare and cleaning product brands will continue to be held for use due to their significance to the business within certain regional markets in the Asia-Pacific segment.
We are actively pursuing the sale in fiscal year 2025 of the following homecare and cleaning product brands in the Americas and EIMEA segments:
2000 Flushes® – The 2000 Flushes brand is a line of long-lasting automatic toilet bowl cleaners. It includes a variety of formulas, including the Bleach and Blue plus Bleach that has a unique EPA-approved “kills bacteria” claim. 2000 Flushes is sold primarily in the U.S. and Canada through grocery and mass retail channels as well as through online retailers.
Spot Shot® – The Spot Shot brand is sold as an aerosol and a liquid trigger carpet stain and odor eliminator. The brand includes Spot Shot Instant Carpet Stain & Odor Eliminator and the environmentally friendly product Spot Shot Pet Instant Carpet Stain & Odor Eliminator, which has a non-toxic and biodegradable formula. Spot Shot products are sold primarily through grocery, online retailers, warehouse club stores and hardware and home center stores in the U.S., Canada and the United Kingdom.
Carpet Fresh®/1001® – The Carpet Fresh and 1001 brands are a line of room and rug deodorizers sold as powder and aerosol quick-dry foam products. These products are sold primarily through grocery, mass, and value retail channels as well as through online retailers in the United Kingdom. Although Carpet Fresh brand products are also sold in the U.S., they are sold by a third party under a licensing agreement. In the U.K., these products are sold under the 1001® brand name.
Lava® – The Lava brand consists of heavy-duty hand cleaner products which are sold in bar soap and liquid form through hardware, grocery, industrial, automotive and mass retail channels as well as through online retailers primarily in the United States.
X-14® – The X-14 brand is a line of quality automatic toilet bowl cleaners. Although X-14 brand products are also sold in the U.S., they are sold by a third party under a licensing agreement.
We will continue to hold for use the following homecare and cleaning product brands in the Asia-Pacific segment:
no vac® – The no vac brand includes a range of aerosol quick-dry foaming carpet and fabric sanitizers and deodorizers products, and spot stain cleaners. Products are sold through grocery, value, hardware and mass retail channels in Australia and New Zealand.
Solvol® – The Solvol brand consists of heavy-duty hand cleaner products which are sold in bar soap and liquid form through hardware, grocery, industrial, automotive and mass retail channels as well as through online retailers in Australia.
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

Manufacturing
We outsource our finished goods manufacturing directly or through our marketing distributors to various third-party manufacturers. We or our marketing distributors use contract manufacturers in the U.S., Mexico, Brazil, Argentina, Colombia, the U.K., Italy, Poland, Australia, China, South Korea and India. Although we have contractual minimum purchase obligations with certain contract manufacturers, such obligations are either immaterial or below the volume of goods that we have historically purchased. Supply needs are communicated by us to our contract manufacturers, and we are committed to purchasing the products manufactured based on orders and short-term projections, ranging from two months to six months, provided to the contract manufacturers. We also formulate and manufacture concentrate used in our WD-40 products at certain of our own facilities and at third-party contract manufacturers.
In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers from time to time to purchase finished goods and components to support innovation and/or supply chain initiatives.
Sources and Availability of Components and Raw Materials
We rely on a limited number of third-party contract manufacturers and component suppliers, including single or sole-sourced suppliers, for certain of our raw materials, packaging, product components and other necessary supplies. Where possible and where it makes business sense, we work with secondary or multiple suppliers to qualify additional supply sources. Historically, except for limited circumstances during the COVID-19 pandemic, we have been able to obtain adequate capacity and raw materials. The primary components and raw materials for most of our products include specialty chemicals and aerosol cans, which are manufactured from commodities that are subject to market price fluctuations. The availability of these components and raw materials is affected by a variety of supply and demand factors, including global market conditions, plant capacity utilization, and natural disasters. We have historically experienced input cost inflation that impacted the cost of certain raw materials and freight services. As a result, we took actions to increase prices with our customers to help mitigate some of these inflationary pressures. We also implemented cost savings initiatives to mitigate those pressures. Our business results depend on the effective management and remedy of any supply disruptions. We expect these components and raw materials to continue to be readily available in the future and we have developed sourcing alternatives and risk mitigation plans.
Research and Development
We recognize the importance of innovation and renovation to our long-term success and are focused on and committed to research and new product development activities, primarily in our maintenance product group. Our product development team engages in consumer research, product development, current product improvement and testing activities. The product development team also leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. In addition, the research and development team engages in activities and product development efforts which are necessary to ensure that we meet all regulatory requirements for the formulation of our products. The research and development team also helps shape our environmental goals and business objectives by innovating and implementing sustainable practices and products. Our research and development team currently conducts global testing at a laboratory facility that we lease in New Jersey.
Competition
The markets for our products are highly competitive. Our products compete both within their own product classes as well as within product distribution channels, competing with many other products for store placement and shelf space. Competition in international markets varies by country. We are aware of many competing products, some of which sell for lower prices or are produced and marketed by companies with greater financial resources than those of our Company. We rely on the awareness of our brands among consumers, the value offered by those brands as perceived by consumers, product innovation and renovation and our multiple channel distributions as our primary strategies. New products and our entry into new markets typically encounter intense competition, which may require additional investments in advertising and promotional activities. When a new product achieves consumer acceptance, ongoing advertising and promotional support may be required to maintain its relative market position.

Trademarks and Patents
We own a number of patents, but primarily rely upon our established trademarks, brand names and marketing efforts, including advertising and sales promotions, to compete effectively. The WD-40 brand, 3-IN-ONE, Lava, Solvol, X-14, 2000 Flushes, Carpet Fresh and no vac, Spot Shot, GT85, and 1001 trademarks are registered or have pending registrations in various countries throughout the world.
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
Financial Information about Foreign and Domestic Operations
For detailed information about our foreign and domestic operations, including net sales by reportable segment and long-lived assets by geography, refer to Note 17 – Business Segments and Foreign Operations of the consolidated financial statements, included in Item 15 of this report.
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
Item 1A. Risk Factors
The following risks and uncertainties, as well as other factors described elsewhere in this report or in our other SEC filings, could materially harm our business, financial condition and results of operations. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also harm our business, financial condition and results of operations.
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
In addition, our sales and operating results may be affected by uncertain or changing economic and market conditions, including recession, inflation, deflation, prolonged weak consumer demand, political instability, public health crises or other changes that may affect the principal markets, trade channels, and industrial segments in which we conduct our business. In the past, global supply chain issues and other macroeconomic factors resulted in an inflationary environment that led to increased raw material costs and other input costs. The additional costs resulting from an inflationary environment and the constraints in our supply chain and distribution networks unfavorably impacted our gross margin and operating results and may do so in the future if such constraints and challenges recur. The severity and duration of any recession or inflationary environment are uncertain and it is not possible to predict the extent to which such conditions will impact our financial results and operations in the future. It is also uncertain how such changes in recessionary or inflationary conditions could impact demand from our customers and end users. A decrease in demand from our customers and end users would harm our financial results.
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
Our sales outside of the U.S. were approximately 65% of consolidated net sales in fiscal year 2024. As a result, our ability to execute our strategic framework will continue to face substantial risks associated with having increased global operations outside the U.S., including, but not limited to:
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
These risks could have a significant impact on our ability to sell our products on a competitive basis in global markets outside the United States. In addition, continued developments in global political climates have introduced greater uncertainty with respect to tax policies, trade relations, tariffs and government regulations affecting trade between the U.S. and other countries. For example, in February 2022, Russian forces launched significant military action against Ukraine, which resulted in conflict and disruption in the region since that time, various economic sanctions levied against Russia as a result, and increased volatility in the prices of certain specialty chemicals used in our products, among other supply chain disruptions. These geopolitical tensions have continued, and it is uncertain when conditions will improve or whether additional governmental sanctions will be enacted in the future. In addition, the recent hostilities in the Middle East have disrupted global markets and contributed to increased market volatility and other disruptions. A disruption could occur as a result of any number of events including military conflicts, geopolitical developments, and war on terrorism. These disruptions could lead to delays in supply and manufacturing which could damage our current and prospective customer relationships. Commodity markets remain subject to heightened levels of volatility, especially as they relate to the price of certain specialty chemicals. The duration and severity of such volatility in the price of certain specialty chemicals are highly unpredictable and may unfavorably impact our cost of products sold for as long as these conditions exist. These developments, as well as the risks outlined above, could have a material adverse effect on our business, financial condition and results of operations.
Approximately 50% of our revenues in fiscal year 2024 were generated in currencies other than the U.S. Dollar, which is our reporting currency. In addition, all our foreign operating subsidiaries have functional currencies other than the U.S. Dollar, and our largest subsidiary is in the U.K. and generates significant sales in Euros and Pounds Sterling. As a result, we are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, cash and cash equivalents, other assets and liabilities denominated in currencies other than the U.S. Dollar. Our financial results are negatively impacted when the foreign currencies in which our subsidiary offices operate weaken relative to the U.S. Dollar. Although we use instruments to hedge certain foreign currency risks, primarily those associated with our U.K. subsidiary and net assets denominated in non-functional currencies, we are not fully protected against foreign currency fluctuations and, therefore, our reported earnings may be affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time.
Additionally, our global operations outside the U.S. are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, potentially higher incidence of fraud or corruption, credit risk of local customers and distributors and potentially adverse tax consequences. As we further develop and grow our business operations outside the U.S., we are exposed to additional complexities and risks, particularly in China, Mexico, Brazil and other emerging markets. In many foreign countries, particularly in those with developing economies, business practices that are prohibited by the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act or other applicable anti-corruption laws and regulations may be prevalent. Evolving privacy and anti-trust laws and regulations in Europe, the U.S. and other jurisdictions present additional risks. Any failure to comply with these laws, even if inadvertent, could result in significant penalties or otherwise harm our reputation and business. Although we have adopted policies and contract terms to mandate compliance with these laws, there can be no assurance that all our employees, contractors and agents will comply with our requirements. Violations of these laws could be costly and disrupt our business, which could have a material adverse effect on our business, financial condition and results of operations.
Our business and financial results could suffer if we are unable to attract, retain and motivate talented employees, including senior management, and maintain our corporate culture’s relevance to our strategic plan.
Our success depends on our continuing ability to attract, engage and develop highly qualified people who are committed to our culture. We may be unable to attract, hire, develop and deploy talented employees in new markets and at the scale required by the growth of our business. Our future performance depends in significant part on maintaining high levels of employee engagement and nurturing our values and culture. We believe that our company culture is a critical driver of our success and we invest substantial time and resources in building, maintaining and evolving our culture. Any failure to preserve and evolve our culture to maintain its relevance to our strategy could negatively affect our future success, including our ability to recruit, engage and retain employees. Our success also depends on the continued service of our executive officers, key employees and other talented people. Further, our ability to successfully execute organizational changes, including succession planning and the transition of our executive officers and key employees, is critical to the continued success of our business. The unexpected loss of the services of key employees or executive officers could have a material adverse effect on our business and prospects. In addition, certain economic conditions have led to competitive pressures in labor markets in which experienced personnel are in high demand. Since the competition for such talent is intense there can be no assurance that we can retain our key employees or attract, assimilate and retain employees who are fully engaged in the future. If we are unable to implement and successfully manage the initiatives associated with our strategic framework in accordance with our business plans, our business and financial results could be adversely affected. Moreover, there is no certainty that the implementation of the initiatives associated with our strategic framework will advance our business or financial results as intended.
If the success and reputation of one or more of our leading brands erodes, our business, financial condition and results of operations could be negatively impacted.
Our financial success is directly dependent on the success and reputation of our brands, particularly our WD-40 Brand. The success and reputation of our brands can suffer if marketing plans or product development and improvement initiatives, including the release of new products or innovative packaging, do not have the desired impact on the brands’ image or do not attract customers as intended. Our brands can also be adversely impacted due to the activities and pressures placed on them by our competitors. Further, our business, financial condition and results of operations could be negatively impacted if one of our leading brands suffers damage to its reputation due to real or perceived quality or safety issues. Quality issues, which can lead to large scale recalls of our products, can be due to product contamination, regulatory non-compliance, packaging errors, incorrect ingredients or components in our product or low-quality ingredients in our products due to suppliers delivering items that do not meet our specifications. Product quality issues, which could include lower product efficacy due to formulation changes attributable to regulatory requirements, could also result in decreased customer confidence in our brands resulting in lower sales and a decline in product quality could result in product liability claims. In addition, our brand value depends on our ability to maintain a positive consumer perception of our corporate integrity and brand culture. Negative claims or publicity involving us or our brand influencers, our products, or any of our key employees could damage our reputation and brand image, regardless of whether such claims have merit. This risk is compounded by the increasing use of social and digital media and networking sites by consumers, and the speed by which information and opinions are disseminated. If we are unable to anticipate or respond to various challenges in the marketplace, including trends in the market and changing consumer demands and sentiment, our financial results may be negatively impacted. Although we dedicate significant resources to brand protection in an effort to prevent or minimize brand erosion and maintain and enhance our reputation and the reputation of our brands, there can be no assurance that such efforts will be successful.
We face competition in our markets which could lead to reduced sales and profitability.
We encounter competition from similar and alternative products, many of which are produced and marketed by major national or multinational companies. In addition, we frequently discover products in certain markets that are infringing or counterfeit reproductions of our products. The availability of counterfeits and other infringing products, particularly in China and other emerging markets, could adversely impact our sales and potentially damage the value and reputation of our brands.
Our products generally compete on the basis of brand recognition, product performance, price, quality or other benefits to consumers and meeting end users’ needs. Advertising, promotions, merchandising and packaging also have a significant impact on consumer purchasing decisions. A newly introduced consumer product, whether improved or recently developed, usually encounters intense competition requiring substantial expenditures for advertising, sales and consumer promotion. Product adoption or consumer acceptance often requires sustained advertising, promotional support and product improvements in order to maintain or gain its relative market position.
Some companies with products that compete against our homecare and cleaning products have financial, management and operational resources greater than ours. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions than us or have better economies of scale than we do.
Competitive activity may require us to increase our investment in marketing or reduce our sales prices, either of which would lead to reduced profit margins, or a potential loss of market share or loss of distribution, each of which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us or the infringement of our products and brands will not have a material adverse effect on our business, financial condition and results of operations.
Sales unit volume growth may be difficult to achieve.
Our ability to achieve sales volume growth will depend on our ability to (i) execute the initiatives associated with our strategic framework, (ii) drive growth in new geographic markets by making targeted end users aware of our products and expanding distribution and market channels, including digital commerce, (iii) drive growth within our existing markets through innovation, renovation and enhanced merchandising and marketing of our established brands, and (iv) capture market share from our competitors. It is more difficult for us to achieve sales volume growth in developed markets where our products are widely used as compared to developing or emerging markets where our products are newly introduced or are not as well known by consumers. To protect our existing market share or capture additional market share from our competitors, we may need to increase our expenditure related to promotions and advertising or introduce and establish new products or product lines. In addition, we periodically implement sales price increases within certain markets or for certain product lines in response to increased costs associated with components, raw materials, manufacturing and distribution. For example, we implemented significant sales price increases during fiscal years 2022 and 2023 in response to significant increases in our cost of products sold caused by the inflationary environment during that time. Sales price increases may slow sales volume growth or create declines in volume in the short term as customers and end users adjust to sales price increases or purchase alternative products at lower prices. We may lose a portion of our consumer base with steep price actions. In addition, the continued popularity and growth of the online retail sales channel presents both us and our customers that sell our products online with the challenge of balancing online and physical store retailing methods. Alternative retail channels could become more prevalent than the traditional retailers upon whom we rely for the majority of our business and operating profit. As a result of changes in end-user preference, sales are increasingly shifting to these online retail sales channels, and this shift may present a challenge in our markets where we have a less developed e-commerce business. Although we are engaged in e-commerce with respect to our products, if we are not successful in expanding sales in such alternative retail channels or we experience challenges with operating in such channels, our financial condition and results of operations may be negatively impacted. In addition, a change in the strategies of our existing customers, including shelf simplification, the discontinuation of certain product offerings or the shift in shelf space to competitors’ products could reduce our sales and potentially offset sales volume increases achieved as a result of other sales growth initiatives. If we are unable to increase market share in our existing product lines by developing product improvements, investing adequately in our existing brands, building usage among existing and new customers, developing, acquiring or successfully launching new products or product line extensions, or successfully penetrating emerging and developing markets and sales channels globally, we may not achieve our sales volume growth objectives.
Cost volatility in finished goods, components, raw materials, transportation and other supplies or services could harm our financial condition and results of operations.
Volatility in the cost of finished goods, which may be driven by cost volatility for components, raw materials and third-party manufacturing fees, as well as volatility in the cost of transportation and other supplies or services may harm our financial condition and results of operations. Specialty chemicals and aerosol cans, which constitute a significant portion of the costs for many of our maintenance products, have experienced significant price volatility in the past, and may do so in the future. In particular, volatility in the price of oil impacts the cost of specialty chemicals, many of which are indexed to the price of regional crude oil or related refined products. Fluctuations in oil and diesel fuel prices, increased regulations imposed on the freight industry, and higher demand for transportation services as e-commerce grows have impacted the cost of transporting our products, the loss of low-cost trucking companies (particularly in the U.S.) that provide ground transport for our aerosol products, and additional macroeconomic factors which have resulted in increased freight costs. Our business operations could be adversely affected by labor disputes, strikes, or lockouts involving our employees or the employees of our suppliers and contractors. Any such disruptions could lead to delays in production, increased costs, and potential loss of revenue. For example, the COVID-19 pandemic resulted in global supply chain constraints and transportation disruptions that led to increased competition for freight resources, higher fees charged by our third-party manufacturers, increased raw material costs and other input costs that negatively impacted our results of operations. In the past, other macroeconomic factors resulted in an inflationary environment that compounded these impacts and led to further increases in raw material costs, manufacturing and distribution costs, and other input costs. When there are significant increases in the costs of components, raw materials, third-party manufacturing fees and other expenses, and we are not able to increase the prices of our products or achieve other cost savings to an extent that they will offset such cost increases, our gross margin and operating results will be negatively impacted.
In addition, if we increase our sales prices in response to increases in the cost of such raw materials, and those raw material costs later decline significantly, we may not be able to sustain our sales prices at these higher levels. As component and raw material costs are the principal contributors to the cost of products sold for all of our products, any significant fluctuation in the costs of components and raw materials could have a material impact on the gross margins realized on our products. Sustained increases in the cost of raw materials, components, fees from our third-party contract packagers, transportation and other necessary supplies or services, or significant volatility in such costs, could have a material adverse effect on our financial condition and results of operations.
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
•inability to successfully implement new manufacturing processes associated with new facilities or new product lines;
•concentration of inventory increasing exposure to risks associated with fire, natural disasters, theft and logistics disruptions to customer order fulfillment;
•financial difficulties experienced by these providers;

•consolidation of third-party packagers, which could reduce competition in the industry and increase our costs for their services or result in the surviving company declining to manufacture or store our products;
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
In addition, if we are unable to contract with third-party manufacturers or suppliers for the quantity and quality levels needed for our business, we could experience disruptions in production and our financial results could be adversely affected. In particular, the COVID-19 pandemic, extreme weather events and other macroeconomic factors have resulted in significant supply chain constraints and transportation disruptions at times. Some of the challenges that we have experienced historically include general aerosol-related production capacity constraints and competition for such capacity by other companies who utilize the same third-party manufacturers for their aerosol production. These challenges have periodically resulted in us not being able to meet the demand for our products by customers and end users in certain markets where demand for aerosols has, for certain products, outpaced the available production capacity in the region. We monitor partnerships with our third-party manufacturers and onboard new third-party manufacturers, if necessary, in order to allow for capacity and flexibility of our supply chain. Onboarding new third-party manufacturers involves inherent risks that can include delays in setting up production, testing and potential rework to ensure production quality, and higher costs. In addition, actions we have taken in the past to increase inventory levels of certain raw materials and finished goods to mitigate challenges within supply chain and increased lead times required by suppliers, have led to higher transportation, storage and distribution costs. It is not possible to estimate the degree of the impact or the costs associated with potential future disruptions within our supply chain and distribution networks as such supply chain issues are being resolved.
Dependence on key customers could adversely affect our business, financial condition and results of operations.
We sell our products through a network of domestic and international mass retail, trade supply and consumer retailers as well as through industrial distributors and suppliers. The retail industry has historically been the subject of consolidation and, as a result, the development of large chain stores has taken place. Today, the retail channel is comprised of several of these large chain stores that capture the bulk of the market share. Since many of our customers have been part of consolidations in the retail industry, these limited customers account for a large percentage of our net sales. Although we expect that a significant portion of our revenues will continue to be derived from this limited number of customers, our largest individual customer contributed to less than 10% of our consolidated net sales in fiscal year 2024. However, changes in the strategies of our largest customers may have an adverse impact on our sales. Such changes in customer strategy may include, but are not limited to: demands for more liberal return rights, a reduction in willingness to transport and store goods of certain hazardous material ratings, a reduction in the number of brands they carry, or a shift in shelf space in favor of “private label” or competitors’ products. The loss of, or reduction in, orders or a higher volume of returns from any of our most significant customers could have a material adverse effect on our brand values, business, financial condition and results of operations. Large customers may seek price reductions, price protection, added support, non-compliance fees or promotional concessions. If we agree to such customer demands and/or requests, it could negatively impact our ability to maintain existing profit margins.
In addition, our business is primarily based upon individual sales orders, and we typically do not enter into long-term contracts with our customers. Accordingly, these customers could reduce their purchasing levels or cease buying products from us at any time and for any reason. We are also subject to changes in customer purchasing patterns or the level of promotional activities. These types of changes may result from changes in the manner in which customers purchase and manage inventory levels, or display and promote products within their stores. Other potential factors such as customer disputes regarding shipments, fees, merchandise condition or related matters may also impact operating results. If we cease doing business with a significant customer or if sales of our products to a significant customer materially decrease, our business, financial condition and results of operations may be harmed.
Malfunctions or implementation issues related to the critical information systems that we use for the daily operations of our business, cyberattacks and data breaches could adversely affect our ability to conduct business.
To conduct our business, we extensively rely on information technology systems, networks and services, many of which are managed, hosted and provided by third-party service providers. There is no guarantee that our security measures will prevent cyberattacks resulting in breaches of our own or our third-party service providers’ databases and systems.

Techniques used in these attacks change frequently and may be difficult to detect for periods of time. Although we have policies and procedures in place governing (i) the timely investigation of cybersecurity incidents, (ii) the timely disclosure of any related material nonpublic information resulting from a material cybersecurity incident, and (iii) the safeguarding against insider trading by directors, officers, and other corporate insiders between the period of investigation and the public disclosure of such an incident; cybersecurity incidents themselves, such as the release of sensitive data from our databases and systems, could adversely affect our business, financial condition and results of operations. The increasing number of information technology security threats and the development of more sophisticated cyberattacks, including ransomware, pose a potential risk to the security of our information technology systems and networks, as well as to the confidentiality, availability and integrity of our data. In addition, the increased use of remote work infrastructures also increases cybersecurity risks. Further, such incidents could also materially increase the costs that we incur to protect against such risks. Although we maintain cyber insurance, our coverage may not be adequate for actual losses incurred, and an insurer may deny coverage of a future claim. There is no certainty that such insurance will continue to be available to us on economically reasonable terms, if at all, in the future.
In addition, system failure, malfunction or loss of data that is housed in our critical information systems or our third-party service providers’ critical information systems could disrupt our ability to timely and accurately process transactions and produce key financial reports, including information on our operating results, financial position and cash flows. Our information systems could be damaged or cease to function properly due to a number of other reasons, including catastrophic events and power outages. Although we have business continuity plans in place to address such service interruptions, there is no guarantee that these business continuity plans will provide alternative processes in a timely manner. As a result, we may experience interruptions in our ability to manage our daily operations, which could harm our business, financial condition and results of operations.
We are currently implementing new information systems within our enterprise resource planning framework at certain offices in a phased manner. The first and most significant phase, implementation in the U.S., is complete. We are strategically implementing these new information systems at certain other offices to better align with the new U.S. system environment and because the system they are currently using is not commonly used. In addition, the company that owns and supports the legacy system used at these other offices may not be able to provide the same level of support as that of larger information systems companies. If the company that owns and supports the legacy system were to cease operations or were unable to provide support for this application prior to the implementation of our new information systems, it could adversely affect our daily operations or our business, financial condition and results of operations.If we encounter difficulties in executing and completing the implementation of these new critical information systems at our other offices, or if the implementation takes longer than intended, we may experience interruptions in our ability to manage our daily operations and report financial results timely and we may experience significant incremental costs, which could adversely affect our business, financial condition and results of operations.
Our ability to achieve our environmental, social and governance and sustainability initiatives are subject to emerging risks and the outcomes may not achieve the anticipated benefits or align with new regulations and stakeholders’ expectations.
There has been an increasing focus from stakeholders and regulators related to environmental, social and governance (“ESG”) matters across all industries in recent years. ESG standard setting and stakeholder expectations continue to evolve. Criteria used to evaluate ESG practices and metrics may change rapidly at any time, which could result in increased expectations of public companies and may cause us to undertake costly initiatives to satisfy any new requirements. Non-compliance with these emerging regulations or a failure to address various stakeholder expectations may result in cost increases, litigation, fines, penalties, production and sales restrictions, brand or reputational damage, loss of customers, failure to retain and attract talent, lower valuation and investor activism.
The increased attention directed towards publicly traded companies surrounding ESG matters includes the release of rules by the SEC that require companies to enhance and standardize disclosures related to climate change, which rules are currently stayed due to pending litigation. The standardized disclosures include those associated with physical risks and transition risks. Physical risks include acute risks associated with extreme weather events or chronic risks associated with gradual shifts in climate or weather. Transition risks are the risks that may arise from the adoption of climate-related regulatory policies, including those that may be necessary to achieve the national climate goals in the U.S. and other countries, or risks associated with changing stakeholder expectations and demands. Any failure or perceived failure, whether or not valid, to pursue and fulfill our ESG initiatives and objectives or to satisfy various ESG reporting standards in a timely manner could negatively impact our financial condition and results of operations.

In 2023, the European Commission’s Corporate Sustainability Reporting Directive (“CSRD”) became effective. The CSRD expands the number of companies required to publicly report ESG-related information and defines the ESG-related information that companies are required to report in accordance with European Sustainability Reporting Standards. While CSRD rules are prescriptive for the types of data to be reported, the standards to quantify and qualify such data are still evolving and uncertain and will impose increased costs on us related to complying with our reporting obligations. In 2023, California enacted Senate Bill (“SB”) 253 and SB 261, which require large businesses to report on greenhouse gas emissions and climate-related financial risks in accordance with the Task Force on Climate-Related Financial Disclosures framework. We expect to be subject to these regulations in the future, which will result in cost increases. Failure to comply with such regulations could negatively impact our financial condition and results of operations.
Government laws and regulations, including environmental laws and regulations, could result in material costs or otherwise adversely affect our financial condition and results of operations.
The manufacturing, chemical composition, packaging, storage, distribution and labeling of our products and the way our business operates must comply with state, federal and international laws and regulations. If we do not comply with such laws and regulations, we could be fined or other actions could be taken against us by the applicable governing body, including a required product recall. Any such regulatory action could adversely affect our financial condition and results of operations. Governments and regulatory agencies may increase regulation, including the adoption of further regulations relating to the transportation, storage or use of certain chemicals, to enhance homeland security or protect the environment, and such increased regulation could negatively impact our ability to obtain raw materials, components and/or finished goods or could result in increased costs.
Some of our products have chemical compositions that are controlled by state, federal and international laws and regulations that are subject to change. There can be no assurance that we will not be required to alter the chemical composition of one or more of our products in a way that will have an adverse effect upon the product’s efficacy, marketability or cost. A delay or other inability on our part to complete product research and development and successfully reformulate our products in response to any such regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.
We are subject to an SEC rule mandated by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that requires management to conduct annual due diligence to determine whether certain minerals and metals, known as “conflict minerals”, are contained in our products and, if so, whether they originate from the Democratic Republic of Congo or adjoining countries. Although we have concluded that our current products do not contain such “conflict minerals” in our annual evaluations to date, if we were to conclude that these materials exist within our products in the future, we may have difficulty verifying the origin of such materials for purposes of disclosures required by the SEC rules.
We are also subject to laws and regulations that impose environmental controls on our business operations, including, among other things, the discharge of pollutants into the air and water, the handling, use, treatment, storage and clean-up of solid and hazardous wastes and the investigation and remediation of soil and groundwater affected by hazardous substances. Such laws and regulations may otherwise relate to various health and safety matters that impose burdens upon our operations. These laws and regulations also impose strict, retroactive and joint and several liability for the costs of, and damages resulting from, cleaning up current sites, past spills, disposals and other releases of hazardous substances. The environmental laws under which we operate are complicated, may become more stringent and may be applied retroactively. Accordingly, we could be required to incur additional expenditures to remain in or to achieve compliance with environmental laws, which could have a material adverse effect on our business, financial condition or results of operations.
In addition, certain countries and other jurisdictions in which we operate have data protection and anti-trust laws that impose strict regulations on us. Non-compliance with any of these regulations may result in significant penalties being imposed on us. Many international and local governmental authorities are considering increased legislative and regulatory requirements concerning protection of personal data which may impact us and increase our costs to comply with these requirements in the future.
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
We rely on trademark, trade secret protection, patent and copyright laws to protect our intellectual property rights. Although we maintain a global enforcement program to protect our intellectual property rights, there can be no assurance that these intellectual property rights will be maximized or that they can be successfully asserted. If other companies or entities infringe on our intellectual property rights or engage in counterfeiting activities, they may dilute the value of our brands in the marketplace, which could diminish the value that consumers associate with our brands, harm our sales, or divert sales of product that we would ordinarily capture in the absence of infringing or counterfeit products.
We may be unable to obtain and protect our own intellectual property rights or, where appropriate, license intellectual property rights necessary to support new product introductions or product lines dependent upon such licensed rights. These rights, if obtained, could be withdrawn, invalidated, circumvented or challenged and we could incur significant costs in connection with legal actions to defend and preserve our intellectual property rights. In addition, even if such rights are obtained in the U.S., other countries’ laws might not protect intellectual property rights to the same extent as the laws of the U.S., or they may be difficult or costly to enforce. Our failure to protect or successfully assert our intellectual property rights or failure to protect our other proprietary information could make us less competitive, which could have a material adverse effect on our business, financial condition and results of operations.
Trade secret protection, particularly for our most valuable product formulation for the WD-40 Multi-Use Product, requires specific agreements, policies and procedures to ensure the secrecy of information classified as a trade secret. If such agreements, policies and procedures are not effective to maintain the secrecy of our trade secrets or if chemical disclosure regulations do not allow for continued protection of essential elements of our trade secret formulations, the loss of trade secret protection could have a material adverse effect on our business, financial condition or results of operations.
If we are found to have violated trademark, copyright, patent or other intellectual property rights of others, such a finding could result in the need to cease the use of a trademark, trade secret, copyrighted work or patented invention in our business and an obligation to pay a substantial amount for past infringement. It could also be necessary to pay a substantial royalty in the future if the holders of such rights are willing to permit us to continue to use the intellectual property rights. Either having to cease use or pay such amounts could make us less competitive and could have a material adverse impact on our business, financial condition and results of operations.
Our operating results and financial performance may not meet expectations, which could adversely affect our stock price.
Our operating results and financial performance, which include sales, net income, earnings per common share, gross margin and cash flows, may not meet expectations. If our assumptions and estimates are incorrect or if we do not achieve all our key goals outlined in our strategic framework, then our actual performance could materially vary from our internal expectations and those of the market. Failure to meet or exceed these expectations could cause the market price of our stock to decline. In addition, the trading market for our common stock is influenced by the research and reports that securities analysts, industry analysts and other third parties publish about us or our business. We have no control over these reports or analysts. If securities or industry analysts adversely change their recommendations regarding our common stock or if any of these analysts cease coverage of us in their reports, our stock price and trading volume could decline. Our operating results and financial performance may be negatively influenced by several factors, many of which are discussed in this Item 1A “Risk Factors”.
In addition, sales volume growth, whether due to acquisitions or organic growth, can place burdens on management resources and financial controls that, in turn, can have a negative impact on our operating results and financial condition. To some extent, we plan our expense levels in anticipation of future revenues. If actual revenues fall short of these expectations, operating results may be adversely affected, such as reduced operating margins or operating profits because actual expense levels that are higher relative to projected revenues.
We may not successfully develop, introduce and/or establish new products and line extensions.
Our future performance and growth depend, in part, on our ability to successfully develop, introduce and/or establish new products as both brand extensions and/or line extensions. There is no certainty that we will achieve those goals. We compete in several product categories where there are frequent introductions of new products and line extensions and such product introductions often require significant expenditure and support. Our ability to understand end user needs and preferences is key to maintaining and improving the competitiveness of our product offerings. The development and introduction of new products, as well as the renovation of current products and product lines, require substantial and effective research, development and marketing expenditure, which we may be unable to recoup if the new or renovated products do not gain widespread market acceptance. There are inherent risks associated with new product development and marketing efforts, including product development or launch delays, product performance issues during development, changing regulatory frameworks that affect the new products in development and the availability of key raw materials included in such products. These inherent risks could result in the failure of new products and product line extensions to achieve anticipated levels of market acceptance, additional costs resulting from failed product introductions and the product not being first to market. As we continue to focus on innovation and renovation of our products, our business, financial condition or results of operations could be materially adversely affected if we are not able to effectively develop and introduce new or renovated products and line or brand extensions.
If we are unable to successfully identify, complete or realize the benefits from strategic business developments, acquisitions, divestitures, joint ventures or investments, our financial results could be materially adversely affected.
We may increase growth through business development activities such as acquisitions, joint ventures, licensing and/or other strategic partnerships in the U.S. and internationally. For example, on March 4, 2024, we acquired all of the issued and outstanding capital stock of our Brazilian distributor, and began direct distribution within Brazil. If we are not able to identify, acquire and successfully integrate acquired products or companies or successfully manage joint ventures or other strategic partnerships, we may not be able to maximize these opportunities. The failure to properly manage business development activities because of difficulties in the assimilation of operations and products, the diversion of management’s attention from other business concerns, the loss of key employees or other factors could have a material adverse effect on our business, financial condition and results of operations. In addition, there can be no assurance that our business development activities will be profitable or that they will achieve sales levels, profitability or synergies that justify the investments made.
Future acquisitions, joint ventures or strategic partnerships could also result in the incurrence of debt, potentially dilutive issuances of equity securities, contingent liabilities, amortization expenses related to certain intangible assets, unanticipated regulatory complications and/or increased operating expenses, all of which could materially adversely affect our results of operations and financial condition. In addition, to the extent that the economic benefits associated with any of our business development activities not materialize or diminish in the future, we may be required to record impairments to goodwill, intangible assets or other assets associated with such activities, which could also materially adversely affect our business, financial condition and results of operations.
In addition, we may consider divesting businesses or brands that do not meet our strategic objectives or do not meet our growth or profitability targets. For example, we are considering the sale of certain of our homecare and cleaning product brands. We may not be able to complete desired divestitures or close divestiture transactions on terms favorable to us. If we do complete such desired divestitures, gains or losses on the sales of, or lost operating income from, those businesses or brands may harm our profitability and margins. We may not be able to effectively deploy the proceeds from a divestiture in a manner that is accretive to our earnings. If we are unable to identify and execute on suitable investment opportunities, or if the investments we make do not perform as expected, our financial condition and results of operations could be adversely affected. Additionally, the failure to effectively reinvest such proceeds count result in lower returns on investment and diminished stockholder value.

Changes in marketing distributor relationships that are not managed successfully by us could result in a disruption in the affected markets.
We distribute our products throughout the world in one of two ways: the direct distribution model, in which products are sold directly by us to wholesalers and retailers in the U.S., Canada, Mexico, Brazil, Australia, China, the U.K. and a number of other countries, including those throughout Europe; and the marketing distributor model, in which products are sold to marketing distributors who in turn sell to wholesalers and retailers. The marketing distributor model is generally used in countries where we do not have direct Company-owned operations. Instead, we work with local companies who perform the sales, marketing and distribution functions. We invest time and resources into these relationships. Should our relationship with new or existing marketing distributors be unsuccessful, our sales within such a marketing distributor’s territory could be adversely impacted until such time as a suitable replacement can be found and our key marketing strategies are implemented. There is a risk that changes in such marketing distributor relationships, including a change in key marketing distributor personnel or a transition to the direct distribution model, if not managed successfully, could result in a disruption in the affected markets and that such disruption could have a material adverse effect on our business, financial condition and results of operations. Additionally, in some countries, local laws may require substantial payments to terminate existing marketing distributor relationships, which could also have a material adverse effect on our business, financial condition and results of operations.
Product liability claims and other litigation and/or regulatory action could adversely affect our sales and operating results.
The use of our products may expose us to liability claims resulting from such use and potential enforcement actions, including the risk of recall. Claims could be based on allegations that, among other things, our products are improperly labeled or that statements we make on our labels are not accurate, contain contaminants, provide inadequate instructions regarding their use or inadequate warnings concerning their use or interactions with other substances. Product liability claims could result in negative publicity that could harm our sales and operating results. We maintain product liability insurance to protect us from loss attributable to product liability claims, but the extent of such loss could exceed available limits of insurance or could arise out of circumstances under which such insurance coverage is unavailable. Other business activities may also expose us to litigation risks, including risks that may not be covered by insurance such as contract disputes. If successful claims are asserted by regulatory agencies or third parties against us for non-compliance or uninsured liabilities or liabilities more than applicable limits of insurance coverage, our business, financial condition and results of operations may be adversely affected. If one of our products were determined to be noncompliant or mislabeled, we could be required to recall the product, which could result in significant expenses, adverse publicity and loss of revenues. Even if we are successful in defending against such claims, litigation could result in substantial cost and be a distraction to our management and employees.
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
Significant judgment is required in determining our effective income tax rate and in evaluating tax positions, particularly those related to uncertain tax positions. We provide liabilities for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement requirements prescribed by the specific accounting standards for uncertain tax positions. Changes in uncertain tax positions or other adjustments resulting from tax audits and settlements with taxing authorities, including related interest and penalties, impact our effective tax rate. When tax matters arise, a number of years may elapse before such matters are audited and resolved, or the statute of limitations expires resulting in the release of the liability. Resolution of such matters or the expiration of the statute of limitations would be recognized as a reduction to our effective tax rate in the year of resolution. Any resolution of a tax matter may require the adjustment of tax assets or tax liabilities or the use of cash in the year of resolution. For additional information on such matters, see Part IV – Item 15, “Exhibits, Financial Statement Schedules” Note 14 – Income Taxes, in this report.
Changes in tax rules may also materially affect our future financial results or the way we conduct our business. For example, the “Tax Cuts and Jobs Act” (the “Tax Act”), which became effective beginning January 1, 2018, significantly changed U.S. tax law and tax rates, as well as mandated the application of a one-time “toll tax” on unremitted foreign earnings, among other things.
International tax changes that occur in the locations where we operate can also materially affect future financial results or operations. For example, we have significant operations in Europe that are subject to income tax rates and laws in multiple jurisdictions. A significant portion of our European income is subject to taxation in the U.K. because our European subsidiary is headquartered in the U.K. In June of 2021, an Act of Parliament received Royal Assent, changing the U.K. corporate tax rate from 19% to 25% effective on April 1, 2023, resulting in an increase in our effective tax rate.
The Tax Act and Inflation Reduction Act have authorized the U.S. Department of the Treasury to issue regulations with respect to the new provisions. We cannot predict how subsequent changes in the Tax Act, the Inflation Reduction Act, regulations, or other guidance issued under each, including conforming or non-conforming state tax rules, might affect our business, financial condition and results of operations. In addition, there can be no assurance that U.S. tax laws, including the corporate income tax rate, will not undergo significant additional changes in the future.

Goodwill and intangible assets are subject to impairment risk.
We assess the potential impairment of our goodwill during the second quarter of each fiscal year and when events or changes in circumstances indicate that an impairment condition may exist. We also assess our definite-lived intangible assets for potential impairment when events and circumstances indicate that the carrying amount of the asset may not be recoverable or its estimated remaining useful life may no longer be appropriate. Indicators such as underperformance relative to historical or projected future operating results, changes in our strategy for our overall business or use of acquired assets, unexpected negative industry or economic trends, decline in our stock price for a sustained period, decreased market capitalization relative to net book values, unanticipated technological change or competitive activities, loss of key distribution, change in consumer demand, loss of key personnel and acts by governments and courts may signal that an asset has become impaired.
The assessment for possible impairment of our goodwill and intangible assets involves judgments on several significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, sales growth rates, cost containment and margin expansion and expense levels for advertising and promotions and general overhead, all of which are developed from a market participant standpoint. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is identified, which could materially adversely affect our financial condition and results of operations. Strategic divestitures of certain businesses or brands could negatively impact our profitability as a result of a reduction in sales and operating income, decrease our cash flows, or cause us to recognize impairment charges. Changes in management estimates and assumptions as they relate to valuation of goodwill and intangible assets could affect our financial condition or results of operations in the future. For additional information, see Part IV – Item 15, “Exhibits, Financial Statement Schedules” Note 6 – Goodwill and Other Intangible Assets, in this report.
We may not have sufficient cash to service our indebtedness or to pay cash dividends.
Our debt consists of fixed rate senior notes and a revolving credit facility. We use income from operations to make interest and principal payments on our debt. Borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even if the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will decrease. Our borrowing agreements include covenants to maintain certain financial ratios and to comply with other financial terms and conditions. Although we have historically paid out a large part of our earnings to stockholders in quarterly cash dividends, we may not have sufficient cash to do so in the future.
We may incur substantial debt in the future for general business and development activities. In addition, we may continue to use available cash balances to execute share repurchases under approved share buy-back plans. To the extent that we are required to seek additional financing to support certain of these activities, such financing may not be available in sufficient amounts or on terms acceptable to us, if at all. If we are unable to obtain such financing or to service our existing or future debt with our operating income, or if available cash balances are affected by future business performance, unstable global economic conditions, liquidity, capital needs, alternative investment opportunities or debt covenants, we could be required to reduce, suspend or eliminate our dividend payments to our stockholders. We may also reduce or suspend share repurchases depending on available or projected cash balances.
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Cybersecurity Risk Management and Strategy
Management is responsible for cybersecurity risk management, which is part of our enterprise risk management and business continuity processes. We regularly evaluate our cybersecurity risk profile as well as the status and activities of our cybersecurity program, which aligns to the industry-recognized Center for Internet Security or CIS framework. We employ a defense-in-depth strategy which involves multiple layers of security controls to help prevent and detect possible risks and employ measures to protect our systems from business disruption. Our cybersecurity program includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, as well as plans and strategies to address threats and incidents. We also engage with third-party service providers, who possess expertise in information technology and cybersecurity, to aid in the design, implementation, and management of our cybersecurity infrastructure and protocols.
As part of our continuing education, employees are required to participate in cybersecurity awareness training at the commencement of their employment and annually thereafter. We reinforce this training with monthly internal phishing tests and cybersecurity newsletters to educate our employees on the latest cybersecurity threats and the most effective preventative measures.
As of the date of this Annual Report, we have not identified any cybersecurity threats that have had, or are likely to have, a material impact on our operations, including our business strategy, financial results, or financial condition. For more information on the risks associated with cybersecurity, refer to the “Risk Factors” section contained in Item 1A of this Form 10-K.
Cybersecurity Governance
Management is responsible for implementing our cybersecurity program. Our Chief Financial Officer works with our Vice President of Global Information & Technology (“IT”) and regional IT members to lead our enterprise-wide information security program and manage our Cybersecurity Incident Response Plan. With over 30 years of experience in technology and information systems leadership our Vice President, Global Information & Technology oversees a global network of cybersecurity experts with an average of 25 years of experience. These teams work closely with internal stakeholders to develop, implement, and maintain a comprehensive security strategy that protects our enterprise and supports our business objectives. They also coordinate incident response efforts and proactively address emerging security threats. The recommendations of the management team are considered when updating our information security policies, procedures, and standards.
The Audit Committee oversees our cybersecurity risk and mitigation strategies. This committee is regularly briefed by management on the status and effectiveness of our cybersecurity initiatives, including policies and actions taken to monitor, identify, evaluate, mitigate, and report significant risks. The Audit Committee has specific training in overseeing cybersecurity risks, including a member who has earned Carnegie Mellon’s CERT (Certificate in Cyber-Risk Oversight) and another with a certificate earned over cybersecurity risk. In addition, the Audit Committee receives periodic briefings from external experts in the area and regularly reports its oversight activities to the full board.
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
EIMEA
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

PART II
Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the trading symbol WDFC. On October 15, 2024, the last reported sales price of our common stock on the NASDAQ Global Select Market was $260.85 per share, and there were 13,541,081 shares of common stock outstanding held by approximately 537 holders of record.
Dividends
We have historically paid regular quarterly cash dividends on our common stock. On December 12, 2023, our Board of Directors (“Board”) approved a 6% increase in the regular quarterly cash dividend, increasing it from $0.83 per share to $0.88 per share. On October 4, 2024, our Board declared a cash dividend of $0.88 per share payable on October 31, 2024 to stockholders of record on October 18, 2024.
Our Board presently intends to continue the payment of regular quarterly cash dividends on our common stock. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants.
Purchases of Equity Securities By the Issuer and Affiliated Purchasers
On June 19, 2023, our Board approved a new share repurchase plan (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, which became effective on September 1, 2023, we are authorized to acquire up to $50.0 million of our outstanding shares through August 31, 2025. The timing and amount of repurchases are based on terms and conditions as may be acceptable to our Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the fiscal year ended August 31, 2024, the Company repurchased 34,250 shares at an average price of $236.32 per share, for a total cost of $8.1 million under this $50.0 million plan. No repurchase transactions were made during the fourth quarter of fiscal year 2024.

Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide the reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity and certain other factors that may affect future results. This MD&A includes the following sections: Overview, Highlights, Results of Operations, Performance Measures and Non-GAAP Reconciliations, Liquidity and Capital Resources, Critical Accounting Estimates, and Recently Issued Accounting Standards. The MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated financial statements and the related notes included in Item 15 of this report.
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
Our products are sold in various locations around the world. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, India, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”) and Australia. During the first quarter of fiscal year 2025 we reclassified our homecare and cleaning product portfolios in the Americas and EIMEA segments to held for sale. We sell our products primarily through hardware stores, automotive parts outlets, industrial distributors and suppliers, mass retail and home center stores, value retailers, grocery stores, online retailers, warehouse club stores, farm supply, sport retailers, and independent bike dealers.
Acquisitions
On March 4, 2024, we acquired all of the issued and outstanding capital stock of Brazilian distributor, Theron, from M12 Participações Empresarias S.A. See Note 3 – Acquisitions for additional information on this business combination. As a result of this acquisition, we shifted from an indirect distribution model to a direct model. Results from Brazil continue to be reported in the Americas segment for the fiscal year ended August 31, 2024.
Highlights
The following summarizes the financial and operational highlights for our business during the fiscal year ended August 31, 2024:
•Consolidated net sales increased $53.3 million, or 10%, for fiscal year 2024 compared to the prior fiscal year. Increases in sales volume favorably impacted net sales by approximately $41.3 million from period to period. Increases in the average selling price of our products positively impacted net sales by approximately $4.2 million from period to period, primarily due to sales price increases implemented in certain regions during the prior fiscal year. Changes to net sales attributable to volumes and average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period. In addition, changes in foreign currency exchange rates from period to period had a favorable impact of $7.8 million on consolidated net sales for the fiscal year 2024. On a constant currency basis, net sales would have increased by $45.5 million, or 8% for fiscal year 2024 compared to the prior fiscal year. This favorable impact from changes in foreign currency exchange rates mainly came from our EIMEA segment, which accounted for 37% of our consolidated sales for the fiscal year ended August 31, 2024.
•Gross profit as a percentage of net sales increased to 53.4% for fiscal year 2024 compared to 51.0% for the prior fiscal year.
•Consolidated net income increased $3.7 million, or 6%, for fiscal year 2024 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates from period to period had a favorable impact of $1.5 million on consolidated net income for fiscal year 2024. Thus, on a constant currency basis, net income would have increased by $2.2 million, or 3%, for fiscal year 2024 compared to the prior fiscal year.
•Diluted earnings per common share for fiscal year 2024 were $5.11 versus $4.83 in the prior fiscal year.
•During the first quarter of fiscal year 2025 we reclassified our homecare and cleaning product portfolios in the Americas and EIMEA segments to held for sale.

Results of Operations
Fiscal Year Ended August 31, 2024 Compared to Fiscal Year Ended August 31, 2023
Operating Items
The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Fiscal Year Ended August 31,
	2024	2023	Change from Prior Year
			Dollars	Percent
Net sales:
WD-40 Multi-Use Product	$452,925	$407,672	$45,253	11%
WD-40 Specialist	73,938	66,714	7,224	11%
Other maintenance products	31,173	29,172	2,001	7%
Total maintenance products	558,036	503,558	54,478	11%
HCCP(1)	32,521	33,697	(1,176)	(3)%
Total net sales	590,557	537,255	53,302	10%
Cost of products sold	275,330	263,035	12,295	5%
Gross profit	315,227	274,220	41,007	15%
Operating expenses	218,876	184,496	34,380	19%
Income from operations	$96,351	$89,724	$6,627	7%
Net income	$69,644	$65,993	$3,651	6%
EPS – diluted	$5.11	$4.83	$0.28	6%
Shares used in diluted EPS	13,584	13,604	(20)	0%
(1)Homecare and cleaning products (“HCCP”)
Net Sales by Segment
The following table summarizes net sales by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2024	2023	Change from Prior Year
			Dollars	Percent
Americas	$281,883	$266,772	$15,111	6%
EIMEA	221,045	190,818	30,227	16%
Asia-Pacific	87,629	79,665	7,964	10%
Total	$590,557	$537,255	$53,302	10%

Americas Sales
The following table summarizes net sales by product line for the Americas segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2024	2023	Change from Prior Year
			Dollars	Percent
WD-40 Multi-Use Product	216,769	202,651	14,118	7%
WD-40 Specialist	32,966	31,055	1,911	6%
Other maintenance products	17,289	16,642	647	4%
Total maintenance products	267,024	250,348	16,676	7%
HCCP	14,859	16,424	(1,565)	(10)%
Total net sales	281,883	266,772	15,111	6%
% of consolidated net sales	48%	50%

CC Net sales – non-GAAP (1)	$281,003	$266,772	$14,231	5%
Currency impact on current period – non-GAAP	$880
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
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Americas segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

Increase (decrease) in average selling price(1)	$1.8	$2.2	$0.1	$(1.6)	$2.5
Increase (decrease) in sales volume(1)	3.6	(2.4)	3.5	7.0	11.7
Currency impact on current period – non-GAAP	0.7	0.8	0.4	(1.0)	0.9
Increase in net sales	$6.1	$0.6	$4.0	$4.4	$15.1
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Americas Sales – Fiscal Year Ended – August 31, 2024 Compared to August 31, 2023
Net sales in the Americas segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $14.1 million, or 7%, primarily due to the increase in Latin America of $14.8 million, or 40%. Sales in Latin America were favorably impacted by the transition to a direct marketing model in Brazil in the second half of fiscal year 2024, which resulted in an increase of net sales of $6.7 million from period to period. In addition, sales in other Latin American markets increased $8.1 million, or 23% due to increased sales volume from the timing of customer orders, successful promotional programs, and increased distribution of WD-40 Smart Straw. Sales in Latin America were favorably impacted by the changes in foreign currency exchange rates from period to period. End-user demand remained relatively constant in the U.S. and resulted in a slight increase in sales of $0.5 million from period to period. These favorable impacts to net sales were slightly offset by a decrease in sales in Canada of $1.2 million.
•WD-40 Specialist sales increased $1.9 million, or 6%, primarily due to new distribution and increased demand across all regions. Canada, in particular, saw an increase in sales of $0.8 million, or 46% from period to period primarily due to premiumization of the Specialist product line in the region.
•Other maintenance product sales remained relatively constant from period to period.

•Homecare and cleaning product sales decreased $1.6 million, or 10%, primarily due to reduced demand in the U.S. as a result of a lower level of advertising and promotional activities associated with these brands, as we focus on increasing sales of maintenance products in support of our four-by-four strategic framework.
For the Americas segment, 73% of sales came from the U.S., and 27% of sales came from Canada and Latin America combined for the fiscal year ended August 31, 2024 compared to the prior fiscal year when 78% of sales came from the U.S., and 22% of sales came from Canada and Latin America combined.
EIMEA Sales
The following table summarizes net sales by product line for the EIMEA segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2024	2023	Change from Prior Year
			Dollars	Percent
WD-40 Multi-Use Product	168,450	142,965	25,485	18%
WD-40 Specialist	30,876	27,029	3,847	14%
Other maintenance products	12,741	11,507	1,234	11%
Total maintenance products	212,067	181,501	30,566	17%
HCCP	8,978	9,317	(339)	(4)%
Total net sales	221,045	190,818	30,227	16%
% of consolidated net sales	37%	36%

CC Net sales – non-GAAP (1)	$212,981	$190,818	$22,163	12%
Currency impact on current period – non-GAAP	$8,064

(1)Current fiscal year constant currency net sales translated at the foreign currency exchange rates in effect for the corresponding period of the prior fiscal year, compared to prior period actual net sales.
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the EIMEA segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

Increase (decrease) in average selling price(1)	$0.7	$0.0	$(1.2)	$(0.7)	$(1.2)
Increase in sales volume(1)	3.7	5.1	6.5	8.0	23.3
Currency impact on current period – non-GAAP	3.6	2.4	1.6	0.5	8.1
Increase in net sales	$8.0	$7.5	$6.9	$7.8	$30.2
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
The countries and regions in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal), DACH (which includes Germany, Austria and Switzerland) and Benelux (which includes Belgium, the Netherlands and Luxembourg). The regions in the EIMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe.

EIMEA Sales – Fiscal Year Ended – August 31, 2024 Compared to August 31, 2023
Net sales increased in the EIMEA segment from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $25.5 million, or 18%, primarily due to higher sales volume. Volumes in the comparative period were unfavorably impacted by price increases that we implemented in the fourth quarter of fiscal year 2022 and first quarter of fiscal year 2023, which resulted in reduced demand as customers adjusted to those price increases. The combination of recovering volumes and increased selling prices resulted in higher sales across most regions. Sales increased most significantly for our direct markets in France, the DACH and Benelux regions, and Iberia, which were up $5.2 million, $5.0 million and $2.1 million, respectively. In addition, marketing distributor sales in Northern Europe and the Middle East increased $5.5 million and $4.1 million, respectively.
•WD-40 Specialist and other maintenance product sales increased $3.8 million, or 14%, and $1.2 million, or 11%, respectively, primarily due to the combined impact of higher sales volume across most regions due to increased distribution and stronger levels of demand after customers adjusted to price increases.
•Homecare and cleaning product sales remained relatively constant from period to period.
•Net sales were favorably impacted $8.1 million across our various brands as a result of favorable changes in foreign currency exchange rates. On a constant currency basis, sales in EIMEA would have increased 12%.
Asia-Pacific Sales
The following table summarizes net sales by product line for the Asia-Pacific segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2024	2023	Change from Prior Year
			Dollars	Percent
WD-40 Multi-Use Product	67,706	62,056	5,650	9%
WD-40 Specialist	10,096	8,630	1,466	17%
Other maintenance products	1,143	1,023	120	12%
Total maintenance products	78,945	71,709	7,236	10%
HCCP	8,684	7,956	728	9%
Total net sales	87,629	79,665	7,964	10%
% of consolidated net sales	15%	14%

CC Net sales – non-GAAP (1)	$88,754	$79,665	$9,089	11%
Currency impact on current period – non-GAAP	$(1,125)
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

The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Asia-Pacific segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Increase (decrease) in average selling price(1)	$1.6	$1.4	$(0.1)	$—	$2.9
Increase (decrease) in sales volume(1)	0.3	(0.3)	3.0	3.2	6.2
Currency impact on current period – non-GAAP	(0.4)	(0.3)	(0.4)	—	(1.1)
Increase in net sales	$1.5	$0.8	$2.5	$3.2	$8.0
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Asia-Pacific Sales – Fiscal Year Ended – August 31, 2024 Compared to August 31, 2023
Net sales in the Asia-Pacific segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $5.7 million, or 9%. Sales in the Asia distributor markets increased $4.3 million, or 13%, primarily due to successful promotional programs across most countries in the region, in particular Indonesia, Korea and Taiwan. Increases in the average selling price in these distributor markets also increased net sales from period to period. In addition, sales in China increased $1.6 million, or 8%, due to increased sales volume from successful promotional programs and marketing activities throughout fiscal year 2024.
•WD-40 Specialist sales increased $1.5 million, or 17%, primarily due to increased sales volume in China due to successful promotional programs and marketing activities as well as increased sales volume due to distribution of a motorbike product line new to the region.
•Homecare and cleaning product sales increased $0.7 million or 9%. The increase was due to higher sales volume in Australia attributable to successful promotional activities and improved packaging.
•Net sales were unfavorably impacted $1.1 million across our various brands as a result of changes in foreign currency exchange rates. On a constant currency basis, sales in Asia-Pacific would have increased 11%.
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
•Our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $17.3 million and $17.1 million for the fiscal years ended August 31, 2024 and 2023, respectively.
The following table summarizes gross margin and gross profit (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2024	2023	Change from Prior Year
Gross profit	$315,227	$274,220	$41,007
Gross margin	53.4%	51.0%	240	bps (1)
(1)Basis points (“bps”) change in gross margin.
Gross Margin – Fiscal Year Ended – August 31, 2024 Compared to August 31, 2023
Gross margin increased 240 bps primarily due to the following favorable impacts:

Favorable	Explanations
130 bps	Favorable sales mix and other miscellaneous mix impacts
80 bps	Lower costs of specialty chemicals used in the formulation of our products
80 bps	Lower warehousing, distribution and freight costs, primarily in the Americas segment
Selling, General and Administrative (“SG&A”) Expenses

	Fiscal Year Ended August 31,
	2024	2023	Change from Prior Year
			Dollars	Percent
SG&A expenses	$183,859	$154,684	$29,175	19%
% of net sales	31.1%	28.8%
SG&A Expenses – Fiscal Year Ended – August 31, 2024 Compared to August 31, 2023
The increase in SG&A expenses was primarily due to increases in employee-related costs of $16.1 million primarily due to an increase in accrued incentive compensation of $8.8 million, as well as annual compensation increases and higher headcount. Professional services fees increased $6.1 million in support of our strategic initiatives in the Americas and EIMEA segments. The increase in professional service costs includes a $2.7 million increase in computer-related costs, primarily associated with the ERP system we recently implemented in the U.S. and the amortization of cloud computing implementation costs associated with this system. In addition, professional services fees increased due to costs associated with the development of a direct market in Brazil. Travel and meeting expense increased SG&A expense by $2.5 million primarily as a result of increased travel related to geographic expansion and other initiatives aligned with our strategic framework. Unfavorable changes in foreign currency exchange rates increased SG&A expenses by $2.1 million from period to period.
We continued our research and development investment, the majority of which is associated with our maintenance products, including efforts focused on sustainability as well as our focus on innovation and renovation of our products. Research and development costs for the fiscal years ended August 31, 2024 and 2023 were $8.0 million and $6.2 million, respectively. Our research and development team engages in consumer research, environmental and sustainability initiatives, product development, product improvements and testing activities. This team leverages its development capabilities by collaborating with a network of outside resources including our current and prospective third-party contract manufacturers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion (“A&P”) Expenses

	Fiscal Year Ended August 31,
	2024	2023	Change from Prior Year
			Dollars	Percent
A&P expenses	$33,911	$28,807	$5,104	18%
% of net sales	5.7%	5.4%
A&P Expenses – Fiscal Year Ended – August 31, 2024 Compared to August 31, 2023
The increase in A&P expenses was primarily due to a higher level of promotional programs and marketing support, particularly in the Americas and EIMEA segments. Changes in foreign currency exchange rates primarily in EIMEA segment had a $0.9 million unfavorable impact on A&P expenses from period to period.
Total promotional costs recorded as a reduction to sales were $32.7 million and $29.1 million, or 5.5% and 5.4% of net sales, for the fiscal years ended August 31, 2024 and 2023, respectively. Therefore, our total expenditure on A&P activities totaled $66.6 million and $57.9 million or 11.2% and 10.8% of net sales, for the fiscal years ended August 31, 2024 and 2023, respectively.
Income from Operations by Segment
The following table summarizes income from operations by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2024	2023	Change from Prior Year
			Dollars	Percent
Americas	$65,037	$60,797	$4,240	7%
EIMEA	46,809	39,456	7,353	19%
Asia-Pacific	29,714	25,888	3,826	15%
Unallocated corporate (1)	(45,209)	(36,417)	(8,792)	(24)%
Total	$96,351	$89,724	$6,627	7%
(1)Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the business segments. These expenses are reported separate from our identified segments and are included in Selling, General and Administrative expenses on our consolidated statements of operations.
Americas
Americas Operating Income – Fiscal Year Ended – August 31, 2024 Compared to August 31, 2023
Income from operations for the Americas increased to $65.0 million, up $4.2 million, or 7%, due to a $15.1 million increase in sales and a higher gross margin, partially offset by higher operating expenses. Gross margin for the Americas segment increased from 48.9% to 50.9% primarily due to the favorable impact of price increases and decreases to costs of petroleum-based specialty chemicals as well as lower warehousing, distribution and freight costs from period to period. These favorable impacts were partially offset by increases in the costs of aerosol cans and filling fees at our third-party manufacturers. Operating expenses increased $8.6 million due to higher employee-related costs as a result of increased headcount and annual compensation increases. Operating expenses also increased due to to a higher level of A&P expenses and travel and meeting expense in support of our strategic framework. Operating income as a percentage of net sales increased from 22.8% to 23.1% period over period.

EIMEA
EIMEA Operating Income – Fiscal Year Ended – August 31, 2024 Compared to August 31, 2023
Income from operations for the EIMEA segment increased to $46.8 million, up $7.4 million, or 19%, primarily due to a $30.2 million increase in sales and a higher gross margin, which was partially offset by higher operating expenses. Gross margin for the EIMEA segment increased from 52.2% to 54.7% primarily due to favorable changes from foreign currency exchange rates and changes in sales mix and market mix, as well as the combined impact of decreases in the costs of petroleum-based specialty chemicals and aerosol cans from period to period. Operating expenses increased $14.0 million primarily due to higher employee-related costs as a result of higher accrued incentive compensation, annual compensation increases and increased headcount. In addition, operating expenses increased due to higher A&P expenses, as well as higher level of professional service costs and travel and meeting expenses in support of our strategic framework. Operating income as a percentage of net sales increased from 20.7% to 21.2% period over period.
Asia-Pacific
Asia-Pacific Operating Income – Fiscal Year Ended – August 31, 2024 Compared to August 31, 2023
Income from operations for the Asia-Pacific segment increased to $29.7 million, up $3.8 million, or 15%, primarily due to a $8.0 million increase in sales and a higher gross margin, partially offset by an increase in operating expenses. Gross margin for the Asia-Pacific segment increased from 55.3% to 58.0% primarily due to changes in sales mix and market mix across most regions from period to period, as well as the favorable impact of price increases, particularly in Australia and Asia distributor markets. Operating expenses increased $3.0 million from period to period primarily due to higher employee-related costs, including increased accrued incentive compensation. In addition, operating expenses increased as a result of a higher level of A&P expenses, professional service costs and travel and meeting expenses. Operating income as a percentage of net sales increased from 32.5% to 33.9% period over period.
Unallocated Corporate
Unallocated Corporate Expenses – Fiscal Year Ended – August 31, 2024 Compared to August 31, 2023
Unallocated Corporate expenses increased to $45.2 million, up $8.8 million, or 24%, primarily due to increased accrued incentive compensation and higher employee-related costs as a result of increased headcount and annual compensation increases. In addition, operating expenses increased as a result of higher costs associated with the ERP system we recently implemented in the United States.
Non-Operating Items
The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Fiscal Year Ended August 31,
	2024	2023	Change
Interest income	$474	$231	$243
Interest expense	$4,287	$5,614	$(1,327)
Other (expense) income, net	$(1,030)	$822	$(1,852)
Provision for income taxes	$21,864	$19,170	$2,694
Interest Income
Interest income was not significant for both the fiscal years ended August 31, 2024 and 2023.
Interest Expense
Interest expense decreased $1.3 million primarily due to a decrease in weighted average outstanding balance on our revolving credit facility slightly offset by higher interest rates related to draws on this credit facility.

Other (Expense) Income, Net
Other (expense) income, net changed by $1.9 million from period to period which was primarily due to net foreign currency gains during fiscal year 2023 as compared to net foreign currency exchange losses in fiscal year 2024 due to fluctuations in the foreign currency exchange rates for both the U.S. Dollar and the Euro against the Pound Sterling.
Provision for Income Taxes
The provision for income taxes was 23.9% and 22.5% of income before income taxes for the fiscal years ended August 31, 2024 and 2023, respectively. Descriptions of impacts on our effective income tax rate are incorporated by reference to Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 14 – Income Taxes, included in this report.
Net Income
Net income was $69.6 million, or $5.11 per common share on a fully diluted basis, for fiscal year 2024 compared to $66.0 million, or $4.83 per common share on a fully diluted basis, for the prior fiscal year. Changes in foreign currency exchange rates year over year had a favorable impact of $1.5 million on net income for fiscal year 2024. Thus, on a constant currency basis, net income for fiscal year 2024 would have been $68.2 million.
Fiscal Year Ended August 31, 2023 Compared to Fiscal Year Ended August 31, 2022
For discussion related to changes in financial condition and the results of operations for fiscal year 2023 compared to fiscal year 2022, refer to Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, which was filed with the SEC on October 23, 2023.
Performance Measures and Non-GAAP Reconciliations
In managing our business operations and assessing our financial performance, we supplement the information provided by our financial statements with certain non-GAAP performance measures. These performance measures are part of our current 55/30/25 business model, which includes gross margin, cost of doing business, and earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”), the latter two of which are non-GAAP performance measures. Cost of doing business is defined as total operating expenses less amortization of definite-lived intangible assets, impairment charges related to intangible assets, amortization of implementation costs associated with cloud computing arrangements (“cloud computing amortization”) and depreciation in operating departments. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation, amortization of definite-lived intangible assets, and cloud computing amortization. Beginning in fiscal year 2024, cloud computing amortization is included in our of cost of doing business and Adjusted EBITDA calculations. We have placed a new cloud-based enterprise resource planning system into service in the U.S., which we began to amortize in the second quarter of fiscal year 2024. Implementation of such systems is related to initiatives associated with our strategic framework to help us achieve greater operational efficiencies. Cloud computing amortization is recognized in selling, general and administrative expenses in our consolidated statements of operations.
We target our gross margin to be 55% of net sales, our cost of doing business to be 30% of net sales, and our Adjusted EBITDA to be 25% of net sales. Results for these performance measures may vary from period to period depending on various factors, including economic conditions such as the inflationary environment we have experienced in the last several fiscal years, and our level of investment in activities for the future such as those related to quality assurance, regulatory compliance, information technology, sustainability, and intellectual property protection in order to safeguard our WD-40 brand. Our targets for gross margin and these other performance measures are long-term in nature and we expect to make progress towards them over time. Given the anticipated divestiture of certain of our household brands, progression on certain aspects of our business model may be challenged if the potential divestiture occurs. However, we intend to focus our resources and investments from the potential sale of those brands on growing our higher growth and higher gross margin core business.

The following table summarizes the results of these performance measures:

	Fiscal Year Ended August 31,
	2024	2023	2022
Gross margin – GAAP	53%	51%	49%
Cost of doing business as a percentage of net sales – non-GAAP	36%	33%	31%
Adjusted EBITDA as a percentage of net sales – non-GAAP (1)	18%	18%	18%
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
Cost of Doing Business (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2024	2023	2022
Total operating expenses – GAAP	$218,876	$184,496	$167,435
Amortization (1)	(2,327)	(1,005)	(1,434)
Depreciation (in operating departments)	(4,112)	(4,147)	(4,369)
Cost of doing business	$212,437	$179,344	$161,632
Net sales	$590,557	$537,255	$518,820
Cost of doing business as a percentage of net sales – non-GAAP	36%	33%	31%
(1)    Includes amortization of definite-lived intangible assets and cloud computing amortization.
Adjusted EBITDA (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2024	2023	2022
Net income – GAAP	$69,644	$65,993	$67,329
Provision for income taxes	21,864	19,170	16,779
Interest income	(474)	(231)	(102)
Interest expense	4,287	5,614	2,742
Amortization (1)	2,327	1,005	1,434
Depreciation	8,350	7,146	6,860
Adjusted EBITDA	$105,998	$98,697	$95,042
Net sales	$590,557	$537,255	$518,820
Adjusted EBITDA as a percentage of net sales – non-GAAP	18%	18%	18%
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
We have historically held a balance of outstanding draws on our line of credit in either U.S. Dollars in the Americas segment or in Euros and Pounds Sterling in the EIMEA segment. Euro and Pound Sterling denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. We have the ability to refinance any draws under the line of credit with successive short-term borrowings through the April 30, 2029 maturity date of the Credit Agreement. Outstanding draws for which we have both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of August 31, 2024, $20.0 million of the facility was classified as long-term and was entirely denominated in Euros. $7.8 million was classified as short-term and was entirely denominated in U.S. Dollars. In the United States, we held $66.8 million in fixed rate long-term borrowings as of August 31, 2024, consisting of senior notes under our Note Agreement. We paid $0.8 million in principal payments on our Series A Notes during fiscal year 2024. There were no other letters of credit outstanding or restrictions on the amount available on our line of credit or notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three and a half to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 9 – Debt for additional information on these financial covenants. At August 31, 2024, we were in compliance with all material debt covenants. We continue to monitor our compliance with all debt covenants and, at the present time, we believe that the likelihood of being unable to satisfy all material covenants is remote. At August 31, 2024, we had a total of $46.7 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.
We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund short-term and long-term operating requirements, debt maturities, capital expenditures, dividend payments, acquisitions, new business development activities and share repurchases. On June 19, 2023, our Board approved a share repurchase plan (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, which became effective on September 1, 2023, we are authorized to acquire up to $50.0 million of our outstanding shares through August 31, 2025, of which $41.9 million remained available for the repurchase of shares of common stock as of August 31, 2024.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Fiscal Year Ended August 31,
	2024	2023	2022
Net cash provided by operating activities	$92,034	$98,391	$2,604
Net cash used in investing activities	(9,735)	(6,216)	(7,691)
Net cash used in financing activities	(83,936)	(85,048)	(38,011)
Effect of exchange rate changes on cash and cash equivalents	193	3,173	(5,020)
Net (decrease) increase in cash and cash equivalents	$(1,444)	$10,300	$(48,118)

Operating Activities
Net cash provided by operating activities decreased $6.4 million to $92.0 million for fiscal year 2024. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for fiscal year ended August 31, 2024 was net income of $69.6 million, which increased $3.7 million from period to period. Changes in adjustments to reconcile net income to cash increased net cash provided by operating activities by $5.0 million, primarily due to net unrealized foreign currency losses during the current fiscal year compared to net unrealized foreign currency gains in the prior fiscal year and an increase in depreciation expense.
Changes in our working capital increased net cash provided by operating activities by $4.6 million for the fiscal year 2024, compared to a $19.5 million increase in the prior fiscal year. The unfavorable net change in working capital was primarily attributable to changes in inventory and trade and other accounts receivable. Although we decreased inventory levels throughout fiscal year 2024, decreases in inventory during fiscal year 2023 were more significant. We took deliberate actions during fiscal year 2023 to improve capacity and flexibility of our supply chain to decrease inventory levels from the build up from prior years. Trade and other accounts receivable increased significantly during fiscal year 2024 as a result of higher sales and timing of collection of payments from customers. These unfavorable changes in working capital were partially offset by favorable changes in accounts payable, accrued liabilities, accrued payroll and related expenses.
Investing Activities
Net cash used in investing activities increased $3.5 million to $9.7 million for fiscal year 2024, primarily due to the purchase of our Brazilian distributor, Theron, as we shifted from an indirect distribution model to a direct model.
Financing Activities
Net cash used in financing activities decreased $1.1 million to $83.9 million for fiscal year 2024. This change was primarily due to lower net repayments on our revolving credit facility which was $25.4 million during the fiscal year, compared to $28.4 million in the prior fiscal year, as well as decreases in treasury stock purchases of $2.3 million during the fiscal year compared to the prior period. Offsetting these decreases in cash outflows from period to period was an increase in dividends paid to our stockholders of $2.6 million, as well as an increase of $1.6 million in shares withheld to cover taxes on conversion of equity awards.
Effect of Exchange Rate Changes
All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms was not significant in fiscal year 2024, while such changes resulted in an increase in cash of $3.2 million for fiscal year 2023, and a decrease in cash of $5.0 million in fiscal year 2022. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Pound Sterling against the U.S. Dollar.
Cash Flows
Fiscal Year Ended August 31, 2023 Compared to Fiscal Year Ended August 31, 2022
For discussion related to changes in the consolidated statements of cash flows for fiscal year 2023 compared to fiscal year 2022, refer to Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2023, which was filed with the SEC on October 23, 2023.
Share Repurchase Plans
The information required by this item is incorporated by reference to Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 10 — Share Repurchase Plan, included in this report.

Dividends
We have historically paid regular quarterly cash dividends on our common stock. On December 12, 2023, our Board approved a 6% increase in the regular quarterly cash dividend, increasing it from $0.83 per share to $0.88 per share. On October 4, 2024, our Board declared a cash dividend of $0.88 per share payable on October 31, 2024 to stockholders of record on October 18, 2024. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.
Contractual Obligations
We hold borrowings under our Note Purchase and Private Shelf Agreement with fixed repayment requirements and under a Revolving Credit Facility that has variable underlying interest rates. For additional details on these borrowings, including ability and intent assessment on our credit facility agreement with Bank of America, N.A., refer to the information set forth in Part IV—Item 15, “Exhibits, Financial Statement Schedules”, Note 9 – Debt.
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
In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of August 31, 2024, no such commitments were outstanding.
We have also recorded a liability for uncertain tax positions. For details on our uncertain tax positions, refer to the information set forth in Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 14 – Income Taxes.
Critical Accounting Estimates
Our results of operations and financial condition, as reflected in our consolidated financial statements, have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. We use historical experience and other relevant factors when developing estimates and assumptions and these estimates and assumptions are continually evaluated. The accounting estimates discussed below are the ones we consider to be most critical to an understanding of our consolidated financial statements because their application places the most significant demands on our judgment. Our financial results may have varied from those reported had different assumptions been used or other conditions prevailed.
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
In determining the transaction price, management evaluates whether the price is subject to refunds or adjustments related to variable consideration to determine the net consideration to which we expect to be entitled. We record estimates of variable consideration as a reduction of sales in the consolidated statements of operations. Variable consideration primarily includes rebates/other discounts (cooperative marketing programs, volume-based discounts, shelf price reductions and allowances for shelf space, charges from customers for services they provided to us related to the sale and penalties/fines charged to us by our customers for failing to adhere to contractual obligations), coupon offers, cash discount allowances, and sales returns. These estimates are based on the expected value method considering all reasonably available information, including current and past trade promotion spending patterns, status of trade promotion activities and the interpretation of historical spending trends by customer and category, customer agreements and/or currently known factors that arise in the normal course of business. We review our assumptions and adjust these estimates accordingly on a quarterly basis. Our consolidated financial statements could be materially impacted if the actual promotion rates are different from the estimated rates. If our accrual estimates for sales incentives at August 31, 2024 were to differ by 10%, the impact on net sales would be approximately $1.4 million.
Accounting for Income Taxes
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
Our U.K. subsidiary utilizes foreign currency forward contracts to limit our exposure to net asset balances held in non-functional currencies. We regularly monitor our foreign exchange exposures to ensure the overall effectiveness of our foreign currency hedge positions. While we engage in foreign currency hedging activity to reduce our risk, for accounting purposes, none of our foreign currency forward contracts are designated as hedges.
Commodity Price Risk
Specialty chemicals and aerosol cans constitute a significant portion of the cost of many of our maintenance products. Volatility in the price of oil directly impacts the cost of specialty chemicals which are indexed to the price of crude oil. If there are significant increases in the costs of crude oil, our gross margins and operating results will be negatively impacted. We do not currently have a strategy or policy to enter into transactions to hedge crude oil price volatility, but we regularly review our position based on market conditions and other factors.
Interest Rate Risk
As of August 31, 2024, we had a $27.8 million outstanding balance on our existing $125.0 million revolving credit facility agreement with Bank of America, N.A. This $125.0 million revolving credit facility is subject to interest rate fluctuations. Under the terms of the credit facility agreement, we make borrowings in U.S. Dollars or in foreign currencies from time to time until April 30, 2029. In addition, we had $66.8 million in fixed rate borrowings consisting of senior notes under our note purchase agreements as of August 31, 2024. For additional details on our long-term borrowings as of August 31, 2024, refer to the information set forth in Part IV—Item 15, “Exhibits, Financial Statement Schedules” and Note 9 – Debt. Interest rates associated with this revolving credit facility are based on the following rates:
•Secured Overnight Financing Rate (U.S. Dollar borrowings)
•Sterling Overnight Index Average Reference Rate (Pound Sterling borrowings)
•Euro Interbank Offered Rate (Euro borrowings)

As of August 31, 2024, our primary interest rate exposure was from changes in interest rates which affect the variable rate on our revolving credit facility. Based on the outstanding balance on our revolving credit facility as of August 31, 2024, the annualized effect of a one percentage point increase in variable interest rates would have resulted in a pretax reduction of our earnings and cash flows of approximately $0.3 million in fiscal year 2024. As of August 31, 2024, our weighted average cost of short-term debt, including both fixed and variable rate borrowings, was 6.1%.
Item 8.    Financial Statements and Supplementary Data
Our consolidated financial statements at August 31, 2024 and 2023 and for each of the three fiscal years in the period ended August 31, 2024, and the Report of Independent Registered Public Accounting Firm, are included in Item 15 of this report.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2024, the end of the period covered by this report (the Evaluation Date), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, management concluded that its internal control over financial reporting is effective as of August 31, 2024.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of WD-40 Company included in Item 15 of this report, has audited the effectiveness of WD-40 Company’s internal control over financial reporting as of August 31, 2024, as stated in their report included in Item 15 of this report.
Changes in Internal Control over Financial Reporting
There were no changes to the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended August 31, 2024, that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
During the three months ended August 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Certain information required by this item is set forth in sections under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Director Nominees,” “Insider Trading Policy,” and “Related Party Transactions Review and Oversight” in our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the 2024 Annual Meeting of Stockholders on December 12, 2024 (“Proxy Statement”), which information is incorporated by reference herein. Information regarding executive officers is also incorporated by reference to the “Information Regarding our Executive Officers” section of our Proxy Statement.
The Registrant has a code of ethics (as defined in Item 406 of Regulation S-K under the Exchange Act) applicable to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. The code of ethics is represented by the Registrant’s Code of Conduct applicable to all employees and directors. A copy of the Code of Conduct may be found on the Registrant’s internet website on the Governance link from the Investors page at www.wd40company.com.
Item 11.    Executive Compensation
Information required by this item is incorporated by reference to sections of the Proxy Statement under the headings “Director Compensation” (and the table following such section), “Compensation and People Committee – Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation and People Committee Report,” “Executive Compensation” (and the compensation tables following such section), “Summary Compensation Table,” “Change of Control Severance Agreements” and “CEO Pay Ratio.”
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

10(a)	Amended and Restated WD-40 Company 2016 Stock Incentive Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 2, 2023, Appendix A thereto.

10(b)	WD-40 Directors’ Compensation Policy and Election Plan dated October 3, 2024.

10(c)	Form of Indemnity Agreement between the Registrant and its executive officers and directors, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2013, Exhibit 10(d) thereto.

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

10(f)
Form of Restricted Stock Unit Agreement for grants of Restricted Stock Units to Executive Officers in fiscal year 2023, incorporated by reference from the Registrant’s Form 10-K filed October 24, 2022, Exhibit 10(o) thereto.

10(g)
Form of Market Share Unit Award Agreement for grants of Market Share Units to Executive Officers in fiscal year 2023, incorporated by reference from the Registrant’s Form 10-K filed October 24, 2022, Exhibit 10(p) thereto.

10(h)
Form of Restricted Stock Unit Agreement for grants of Restricted Stock Units to Executive Officers in fiscal year 2024, incorporated by reference from the Registrant’s Form 10-K filed October 23, 2023, Exhibit 10(o) thereto.

10(i)
Form of Market Share Unit Award Agreement for grants of Market Share Units to Executive Officers in fiscal year 2024, incorporated by reference from the Registrant’s Form 10-K filed October 23, 2023, Exhibit 10(p) thereto.

10(j)
Form of Performance Share Unit Restricted Stock Award Agreement for grants of Performance Share Units to Executive Officers in fiscal year 2024, incorporated by reference from the Registrant’s Form 10-K filed October 23, 2023, Exhibit 10(q) thereto.

10(k)	Form of Restricted Stock Unit Agreement for grants of Restricted Stock Units to Executive Officers in fiscal year 2025.

10(l)	Form of Market Share Unit Award Agreement for grants of Market Share Units to Executive Officers in fiscal year 2025.

10(m)	Form of Performance Share Unit Restricted Stock Award Agreement for grants of Performance Share Units to Executive Officers in fiscal year 2025.

10(n)	WD-40 Company 2017 Performance Incentive Compensation Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 2, 2017, Appendix A thereto.

10(o)	Form of Change in Control Severance Agreement between WD-40 Company and Executive Officers, incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2023, Exhibit 10(a) thereto.

10(p)	Credit Agreement dated March 16, 2020 among WD-40 Company and Bank of America, incorporated by reference from the Registrant’s Form 8-K filed March 20, 2020, Exhibit 10(a) thereto.

10(q)
Form of Acknowledgement Letter Agreement dated April 8, 2020 among WD-40 Company and Bank of America, incorporated by reference from the Registrant’s Form 10-Q filed April 9, 2020, Exhibit 10(d) thereto.

10(r)	Libor Transition Agreement dated November 29, 2021 among the Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed December 1, 2021, Exhibit 10(a) thereto.

10(s)
First Amendment to Credit Agreement dated September 30, 2020 among WD-40 Company and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed October 6, 2020, Exhibit 10(a) thereto.

10(t)
2nd Amended and Restated Credit Agreement dated April 30, 2024 among WD-40 Company and certain of its subsidiaries and Bank of America, N.A., incorporated by reference from the Registrant’s Form 8-K filed May 2, 2024, Exhibit 10(a) thereto.

10(u)
Note Purchase and Private Shelf Agreement dated November 15, 2017 among WD-40 Company and Prudential and certain Note Purchasers, incorporated by reference from the Registrant’s Form 8-K filed November 17, 2017, Exhibit 10(a) thereto.

10(v)
First Amendment to Note Purchase Agreement dated February 23, 2018 among WD-40 Company and Prudential and certain Note Purchasers, incorporated by reference from the Registrant’s Form 8-K filed February 27, 2018, Exhibit 10(b) thereto.

10(w)
Second Amendment to Note Purchase and Private Shelf Agreement dated March 16, 2020 among WD-40 Company and Prudential and certain Note Purchasers, incorporated by reference from the Registrant’s Form 8-K filed March 20, 2020, Exhibit 10(b) thereto.

10(x)
Form of Limited Consent Letter Agreement dated April 8, 2020 among WD-40 Company and Prudential and certain Note Purchasers, incorporated by reference from the Registrant’s Form 10-Q filed April 9, 2020, Exhibit 10(e) thereto.

10(y)
Third Amendment to Note Purchase and Private Shelf Agreement dated September 30, 2020 among WD-40 Company and Prudential and certain Note Purchasers, incorporated by reference from the Registrant’s Form 8-K filed October 6, 2020, Exhibit 10(e) thereto.

10(z)
Fourth Amendment to Note Purchase and Private Shelf Agreement dated April 30, 2024 among WD-40 Company and PGIM, Inc. and certain affiliates and managed accounts of PGIM, Inc., incorporated by reference from the Registrant’s Form 8-K filed May 2, 2024, Exhibit 10(b) thereto.

10(aa)	Series B Senior Notes dated September 30, 2020, incorporated by reference from the Registrant’s Form 8-K filed October 6, 2020, Exhibit 10(f) thereto.

10(ab)	Series C Senior Notes dated September 30, 2020, incorporated by reference from the Registrant’s Form 8-K filed October 6, 2020, Exhibit 10(g) thereto.

10(ac)
Quota Purchase Agreement entered into by WD-40 Holding Company Brasil Ltda., M12 Participações Empresariais S.A. and Theron Marketing Ltda., dated March 4, 2024, incorporated by reference from the Registrant’s Form 8-K/A filed March 7, 2024, Exhibit 10.1 thereto*.

19	Insider Trading Policies and Procedures.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm dated October 21, 2024.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy for Recovery of Erroneously Awarded Compensation of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 23, 2023, Exhibit 10.1 thereto.

101
The following materials from WD-40 Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024, formatted in iXBRL and contained in Exhibit 101.

*	Except for Exhibit 1.1 of the Quota Purchase Agreement entered into by WD-40 Holding Company Brasil Ltda., M12 Participações Empresariais S.A. and Theron Marketing Ltda. dated March 4, 2024, the other exhibits, schedules and/or attachments to Exhibit 10.1 of the Registrant’s Form 8-K/A filed March 7, 2024 have been omitted in accordance with Regulation S-K Item 601(b)(10). The Registrant agrees to furnish a copy of any omitted schedule to the SEC upon its request.
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
Date: October 21, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ STEVEN A. BRASS
STEVEN A. BRASS
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: October 21, 2024

/s/ CYNTHIA BURKS	/s/ TREVOR I. MIHALIK
CYNTHIA B. BURKS, Director	TREVOR I. MIHALIK, Director
Date: October 21, 2024	Date: October 21, 2024

/s/ DANIEL T. CARTER	/s/ GRACIELA I. MONTEAGUDO
DANIEL T. CARTER, Director	GRACIELA I. MONTEAGUDO, Director
Date: October 21, 2024	Date: October 21, 2024

/s/ ERIC P. ETCHART	/s/ DAVID B. PENDARVIS
ERIC P. ETCHART, Director	DAVID B. PENDARVIS, Director
Date: October 21, 2024	Date: October 21, 2024

/s/ LARA L. LEE	/s/ GREGORY A. SANDFORT
LARA L. LEE, Director	GREGORY A. SANDFORT, Director
Date: October 21, 2024	Date: October 21, 2024

/s/ EDWARD O. MAGEE, JR.	/s/ ANNE G. SAUNDERS
EDWARD O. MAGEE, JR., Director	ANNE G. SAUNDERS, Director
Date: October 21, 2024	Date: October 21, 2024

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of WD-40 Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of WD-40 Company and its subsidiaries (the “Company”) as of August 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended August 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
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

Revenue Recognition – Product Sales
As described in Notes 2 and 12 to the consolidated financial statements, product sales make up a majority of the Company’s net sales of $590.6 million for the year ended August 31, 2024. The Company generates revenue from sales of its products to customers. Product sales include maintenance products and homecare and cleaning products. As disclosed by management, sales are recognized as revenue at a point in time upon transferring control of the product to the customer, which typically occurs when products are shipped or delivered, depending on when risks of loss and title have passed to the customer per the terms of the contract. The Company recognizes revenue related to the sale of these products in an amount reflecting the consideration to which it expects to be entitled.
The principal consideration for our determination that performing procedures relating to revenue recognition for product sales is a critical audit matter is a high degree of auditor effort involved in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to product sales revenue recognition, including controls over the recording of product sales at the point in time upon transferring control to the customer. These procedures also included, among others (i) testing the revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment or delivery, and cash receipts and (ii) confirming a sample of outstanding customer invoice balances as of August 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment or delivery, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
San Diego, California
October 21, 2024
We have served as the Company’s auditor since at least 1972. We have not been able to determine the specific year we began serving as auditor of the Company.

WD-40 COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	August 31, 2024	August 31, 2023
Assets
Current assets:
Cash and cash equivalents	$46,699	$48,143
Trade and other accounts receivable, net	117,493	98,039
Inventories	79,088	86,522
Other current assets	12,161	15,821
Total current assets	255,441	248,525
Property and equipment, net	62,983	66,791
Goodwill	96,985	95,505
Other intangible assets, net	6,222	4,670
Right-of-use assets	11,611	7,820
Deferred tax assets, net	993	1,201
Other assets	14,804	13,454
Total assets	$449,039	$437,966

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,960	$30,826
Accrued liabilities	31,272	30,000
Accrued payroll and related expenses	26,055	16,722
Short-term borrowings	8,659	10,800
Income taxes payable	1,554	494
Total current liabilities	103,500	88,842
Long-term borrowings	85,977	109,743
Deferred tax liabilities, net	9,066	10,305
Long-term operating lease liabilities	5,904	5,832
Other long-term liabilities	14,066	13,066
Total liabilities	218,513	227,788

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 19,925,212 and 19,905,815 shares issued at August 31, 2024 and 2023, respectively; and 13,548,581 and 13,563,434 shares outstanding at August 31, 2024 and 2023, respectively	20	20
Additional paid-in capital	175,642	171,546
Retained earnings	499,931	477,488
Accumulated other comprehensive income (loss)	(29,268)	(31,206)
Common stock held in treasury, at cost — 6,376,631 and 6,342,381 shares at August 31, 2024 and 2023, respectively	(415,799)	(407,670)
Total stockholders’ equity	230,526	210,178
Total liabilities and stockholders’ equity	$449,039	$437,966
See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended August 31,
	2024	2023	2022

Net sales	$590,557	$537,255	$518,820
Cost of products sold	275,330	263,035	264,055
Gross profit	315,227	274,220	254,765

Operating expenses:
Selling, general and administrative	183,859	154,684	138,658
Advertising and sales promotion	33,911	28,807	27,343
Amortization of definite-lived intangible assets	1,106	1,005	1,434
Total operating expenses	218,876	184,496	167,435

Income from operations	96,351	89,724	87,330

Other income (expense):
Interest income	474	231	102
Interest expense	(4,287)	(5,614)	(2,742)
Other (expense) income, net	(1,030)	822	(582)
Income before income taxes	91,508	85,163	84,108
Provision for income taxes	21,864	19,170	16,779
Net income	$69,644	$65,993	$67,329

Earnings per common share:
Basic	$5.12	$4.84	$4.91
Diluted	$5.11	$4.83	$4.90

Shares used in per share calculations:
Basic	13,554	13,578	13,668
Diluted	13,580	13,604	13,696
See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended August 31,
	2024	2023	2022

Net income	$69,644	$65,993	$67,329
Other comprehensive income (loss):
Foreign currency translation adjustment	1,938	5,003	(10,179)
Total comprehensive income	$71,582	$70,996	$57,150
See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at August 31, 2021	19,856,865	$20	$163,737	$430,735	$(26,030)	6,147,899	$(368,080)	$200,382
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	31,942		(4,461)					(4,461)
Stock-based compensation			6,697					6,697
Cash dividends ($3.06 per share)				(41,988)				(41,988)
Repurchase of common stock						138,562	(29,156)	(29,156)
Foreign currency translation adjustment					(10,179)			(10,179)
Net income				67,329				67,329
Balance at August 31, 2022	19,888,807	$20	$165,973	$456,076	$(36,209)	6,286,461	$(397,236)	$188,624
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	17,008		(861)					(861)
Stock-based compensation			6,434					6,434
Cash dividends ($3.27 per share)				(44,581)				(44,581)
Repurchases of common stock						55,920	(10,434)	(10,434)
Foreign currency translation adjustment					5,003			5,003
Net income				65,993				65,993
Balance at August 31, 2023	19,905,815	$20	$171,546	$477,488	$(31,206)	6,342,381	$(407,670)	$210,178
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	19,397		(2,439)					(2,439)
Stock-based compensation			6,535					6,535
Cash dividends ($3.47 per share)				(47,201)				(47,201)
Repurchases of common stock						34,250	(8,129)	(8,129)
Foreign currency translation adjustment					1,938			1,938
Net income				69,644				69,644
Balance at August 31, 2024	19,925,212	$20	$175,642	$499,931	$(29,268)	6,376,631	$(415,799)	$230,526
See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended August 31,
	2024	2023	2022
Operating activities:
Net income	$69,644	$65,993	$67,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$9,456	$8,151	$8,294
Net gains on sales and disposals of property and equipment	$(241)	$(90)	$(311)
Deferred income taxes	$(1,156)	$(1,254)	$596
Stock-based compensation	$6,535	$6,434	$6,697
Amortization of cloud computing implementation costs	$1,221	$270	$295
Unrealized foreign currency exchange losses (gains), net	$200	$(1,702)	$1,035
Provision for credit losses	$325	$391	$143
Write-off of inventories	$1,425	$713	$595
Changes in assets and liabilities:
Trade and other accounts receivable	$(15,498)	$(5,339)	$(7,443)
Inventories	$6,414	$19,367	$(53,260)
Other assets	$(1,444)	$(1,637)	$(12,873)
Operating lease assets and liabilities, net	$(35)	$49	$(32)
Accounts payable and accrued liabilities	$4,322	$(213)	$5,208
Accrued payroll and related expenses	$8,879	$4,965	$(13,133)
Other long-term liabilities and income taxes payable	$1,987	$2,293	$(536)
Net cash provided by operating activities	$92,034	$98,391	$2,604

Investing activities:
Purchases of property and equipment	$(4,206)	$(6,871)	$(8,303)
Proceeds from sales of property and equipment	$672	$655	$612
Acquisition of business, net of cash acquired	$(6,201)	$—	$—
Net cash used in investing activities	$(9,735)	$(6,216)	$(7,691)

Financing activities:
Treasury stock purchases	$(8,094)	$(10,434)	$(29,156)
Dividends paid	$(47,201)	$(44,581)	$(41,988)
Repayments of long-term senior notes	$(800)	$(800)	$(800)
Net (repayments) proceeds from revolving credit facility	$(25,402)	$(28,372)	$38,394
Shares withheld to cover taxes upon conversion of equity awards	$(2,439)	$(861)	$(4,461)
Net cash used in financing activities	$(83,936)	$(85,048)	$(38,011)
Effect of exchange rate changes on cash and cash equivalents	$193	$3,173	$(5,020)
Net (decrease) increase in cash and cash equivalents	$(1,444)	$10,300	$(48,118)
Cash and cash equivalents at beginning of period	$48,143	$37,843	$85,961
Cash and cash equivalents at end of period	$46,699	$48,143	$37,843

Supplemental cash flow information:
Accrued capital expenditures	$111	$80	$960
Finance lease obligation settled with prepaid deposit	$3,855	$—	$—
Cash paid for:
Interest	$4,459	$5,522	$2,687
Income taxes, net of tax refunds received	$19,843	$12,811	$18,345
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
Global economies have experienced significant volatility in recent years. Although the Company’s estimates consider current conditions, the inputs into certain of the Company’s significant and critical accounting estimates include judgments and assumptions about the economic implications of factors that have been subject to such volatility and how management expects them to change in the future, as appropriate. It is possible that actual results experienced may materially differ from the Company’s estimates in future periods, which could materially affect its results of operations and financial condition.
Cash and Cash Equivalents
Cash equivalents are highly liquid investments purchased with an original maturity of three months or less.
Trade Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance for credit losses based on historical write-off experience and the identification of specific balances deemed uncollectible. Trade accounts receivable are charged against the allowance when the Company believes it is probable that the trade accounts receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers. Allowance for credit losses related to the Company’s trade accounts receivable was not significant at August 31, 2024 and 2023.
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
Property and Equipment
Property and equipment is stated at cost. Depreciation is computed using the straight-line method based upon estimated useful lives of ten to forty years for buildings and improvements, three to fifteen years for machinery and equipment, three to five years for vehicles, three to ten years for furniture and fixtures, three to seven years for R&D lab equipment and office equipment and three to five years for computer equipment. Depreciation expense totaled $8.0 million, $7.1 million and $6.9 million for fiscal years 2024, 2023 and 2022, respectively. These amounts include equipment depreciation expense which is recognized as cost of products sold and totaled $3.9 million, $3.0 million, and $2.5 million in fiscal years 2024, 2023, and 2022, respectively.
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
When testing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. If, after assessing qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative test is unnecessary. Otherwise, a quantitative test is performed to identify the potential impairment and to measure the amount of goodwill impairment, if any. The Company also performs a quantitative assessment periodically, regardless of the results of the qualitative assessments. Any required impairment losses are recorded as a reduction in the carrying amount of the related asset and charged to results of operations. No goodwill impairments were identified by the Company during fiscal years 2024, 2023 or 2022.
Subsequent Measurement of Long-lived Assets
The Company’s long-lived assets consist of property and equipment and definite-lived intangible assets. Long-lived assets are depreciated or amortized, as applicable, on a straight-line basis over their estimated useful lives. The Company assesses for potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and/or its remaining useful life may no longer be appropriate. Any required impairment loss would be measured as the amount by which the asset’s carrying amount exceeds its fair value, which is the amount at which the asset could be bought or sold in a current transaction between willing market participants and would be recorded as a reduction in the carrying amount of the related asset and a charge to results of operations. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. No impairments to its long-lived assets were identified by the Company during fiscal years 2024, 2023 or 2022.
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
Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of August 31, 2024, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents and short-term borrowings are recorded at cost, which approximates their fair values, primarily due to their short-term nature. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $61.8 million as of August 31, 2024, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to their carrying value of $66.8 million. During the fiscal years ended August 31, 2024, 2023 and 2022, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.
Concentration of Credit Risk
Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable. The Company’s policy is to place its cash in high credit quality financial institutions, in investments that include demand deposits, term deposits and callable time deposits. The Company’s trade accounts receivable are derived from customers located in North, Central and South America, Asia-Pacific, Europe, India, the Middle East, and Africa. The Company limits its credit exposure from trade accounts receivable by performing on-going credit evaluations of customers, as well as insuring its trade accounts receivable in selected markets.
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
Insurance Coverage
The Company carries insurance policies to cover insurable risks such as property damage, business interruption, product liability, cyber liability, workers’ compensation and other risks, with coverage and other terms that it believes to be adequate and appropriate. These policies may be subject to applicable deductible or retention amounts, coverage limitations and exclusions. The Company does not maintain self-insurance with respect to its material risks; therefore, the Company has not provided for self-insurance reserves as of August 31, 2024 and 2023.
Revenue Recognition
The Company generates revenue from sales of its products to customers in its Americas, EIMEA and Asia-Pacific segments. Product sales for the Company include maintenance products and homecare and cleaning products. The Company recognizes revenue related to the sale of these products when it satisfies a performance obligation in an amount reflecting the consideration to which it expects to be entitled. Sales are recorded net of allowances for damaged goods and other sales returns, sales incentives, trade promotions and cash discounts. The Company applies a five-step approach in determining the amount and timing of revenue to be recognized which includes the following: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4)

allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied.
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

Coupons
Coupon costs are based upon historical redemption rates and are recorded as a reduction to sales as incurred, which is when the coupons are circulated. Coupon redemption liabilities, which are included in accrued liabilities on the Company’s consolidated balance sheets, were not significant at August 31, 2024 and 2023. Coupons recorded as a reduction to sales were not significant during fiscal years 2024 and 2023, respectively.
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
Shipping and Handling Costs
Shipping and handling costs associated with the movement of finished goods from third-party contract manufacturers to the Company’s third-party distribution centers and from one third-party distribution center to another are capitalized in the cost of inventory and subsequently included in cost of sales when the sale to the customer is recognized in the statement of operations. Shipping and handling costs associated with out-bound transportation are included in selling, general and administrative expenses and are recorded at the time of shipment of product to the Company’s customers. Out-bound shipping and handling costs were $17.3 million, $17.1 million and $18.6 million for fiscal years 2024, 2023 and 2022, respectively.

Advertising and Sales Promotion Expenses
Advertising and sales promotion expenses are expensed as incurred. Advertising and sales promotion expenses include costs associated with promotional activities that the Company pays to third parties, which include costs for advertising (television, print media and internet), administration of coupon programs, consumer promotions, product demonstrations, public relations, agency costs, package design expenses and market research costs as well as market and sales data analyses. Advertising and sales promotion expenses also include product samples which are given to customers and are initiated by the Company and costs associated with shared marketing fund programs that the Company has in place with its marketing distributor customers. Total advertising and sales promotion expenses were $33.9 million, $28.8 million and $27.3 million for fiscal years 2024, 2023 and 2022, respectively.
Research and Development
The Company is involved in research and development efforts, including efforts focused on sustainability as well as ongoing development or innovation of new products and the improvement, extension or renovation of existing products or product lines. All research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses were $8.0 million, $6.2 million and $5.1 million in fiscal years 2024, 2023 and 2022, respectively. These expenses include costs associated with general research and development activities, as well as those associated with internal staff, overhead, design testing, market research and consultants.
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
Foreign Currency
The Company translates the assets and liabilities of its foreign subsidiaries into U.S. Dollars at current rates of exchange in effect at the end of the reporting period. Income and expense items are translated at rates that approximate the rates in effect at the transaction date. Gains and losses from translation are included in accumulated other comprehensive income or loss. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included as other income in the Company’s consolidated statements of operations. The Company had $1.3 million in net losses, $0.5 million in net gains, and $1.1 million in net losses in foreign currency transactions in fiscal years 2024, 2023, and 2022, respectively.
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
Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized in other income (expense), net in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At August 31, 2024, the Company had a notional amount of $21.8 million outstanding in foreign currency forward contracts, which matured in September 2024. Unrealized net gains and losses related to foreign currency forward contracts were not significant at August 31, 2024 or 2023. Realized net losses related to foreign currency forward contracts were not significant for the fiscal years ended August 31, 2024 and 2023. Both unrealized and realized net gains and losses are recorded in other income on the Company’s consolidated statements of operations.
Functional Currencies
The reporting currency of the Company is the U.S. Dollar. The functional currency of each of the Company’s subsidiaries is based on the currency of the economic environment in which it operates. Management periodically assesses the functional currency of each subsidiary in accordance with Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters”.
The functional currency of the Company’s U.K. subsidiary, the entity in which the EIMEA results are generated, has historically been the Pound Sterling and remained Pound Sterling through August 31, 2024. However, trends within EIMEA have indicated a shift towards the Euro over time. During the first quarter of fiscal year 2025, management determined that changes in economic facts and circumstances, such as additional shifts in the currency mix of our operating income, represented a significant change that was other-than-temporary and required a change in functional currency from Pound Sterling to Euro at the Company’s U.K. subsidiary. In accordance with ASC 830-10-45-7, a change in functional currency should be made on the date that significant changes in economic facts and circumstances occurred. Although such a change could occur on any date during the fiscal year, the use of a date at the beginning of the most recent reporting period is permissible. Accordingly, the change in functional currency from Pound Sterling to Euro at the Company’s U.K. subsidiary was accounted for prospectively from September 1, 2024.
In the period of a functional currency change, nonmonetary assets and liabilities at the impacted subsidiary are remeasured into the new functional currency using the exchange rate on the date the asset or liability arose. These amounts are then translated into the Company’s reporting currency, the U.S. Dollar, based on the exchange rate at the date of the change in functional currency. The difference between this amount and the prior translated balance was not material and was recorded in accumulated other comprehensive income in the Company’s consolidated balance sheets as of September 1, 2024. The balances previously recorded in accumulated comprehensive income for prior periods through August 31, 2024 were not reversed upon this prospective change in functional currency. Monetary assets and liabilities not denominated in the new functional currency, the Euro, will create transaction gains and losses subsequent to the change in functional currency. The Company does not expect that the impact of such gains and losses will be material to the Company’s consolidated statements of operations.
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
Stock-based Compensation
The Company accounts for stock-based equity awards exchanged for employee and nonemployee director services in accordance with the authoritative guidance for share-based payments. Stock-based equity awards are measured at the estimated grant date fair value and expensed on a straight-line basis, net of forfeitures recognized as they occur, over the requisite service period. The requisite service period of employee awards generally ranges from about one to three years, although awards of certain employees may have shorter requisite service periods as a result of retirement, death and disability provisions. Vesting of the RSUs granted to nonemployee directors is over a period of up to one year from the date of grant, with shares to be issued pursuant to the vested RSUs upon termination of each nonemployee director’s service as a director of the Company. Compensation expense related to the Company’s stock-based equity awards is recorded as selling, general and administrative expenses in the Company’s consolidated statements of operations.
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
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments primarily require enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. The amendments are effective for the Company’s annual periods beginning September 1, 2024, and interim periods beginning September 1, 2025, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The Company has been evaluating this ASU to determine its impact on the Company’s disclosures.
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
Note 3. Acquisitions
On March 4, 2024, WD-40 Holding Company Brasil Ltda., a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding capital stock of the Company’s Brazilian distributor, Theron Marketing Ltda. (“Theron”), from M12 Participações Empresarias S.A. for total consideration of $6.9 million. Contingent consideration of $0.3 million is included in the total purchase price and recorded as a liability in the Company’s consolidated balance sheets. With this transaction, the Company began direct distribution within Brazil in March 2024.
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
The following table summarizes the fair value of assets acquired and liabilities assumed on the consolidated balance sheets as of March 4, 2024 (in thousands):

March 4, 2024
Fair value of consideration paid
Cash, net of cash acquired	$6,201
Other consideration	703
Total consideration paid	6,904

Fair value of assets acquired
Definite-lived intangible assets	2,959
Tangible assets acquired	4,069
Total assets	7,028
Fair value of liabilities assumed	1,604
Fair value of net assets acquired	5,424
Goodwill incident to acquisition	$1,481
The transaction was treated as a business combination. The Company recognized goodwill of $1.5 million as of March 4, 2024, which is calculated as the excess of the consideration exchanged as compared to the fair value of identifiable assets acquired. Goodwill is expected to be deductible for tax purposes. See Note 6 to the consolidated financial statements for further information on goodwill and other intangible assets.
Pro forma results are not presented because they are not material to the Company’s consolidated financial results.
Note 4.    Inventories
Inventories consisted of the following (in thousands):

	August 31, 2024	August 31, 2023
Product held at third-party contract manufacturers	$8,199	$6,680
Raw materials and components	10,037	11,924
Work-in-process	521	497
Finished goods	60,331	67,421
Total	$79,088	$86,522

Note 5.    Property and Equipment and Capitalized Cloud-Based Software Implementation Costs
Property and equipment, net, consisted of the following (in thousands):

	August 31, 2024	August 31, 2023
Machinery, equipment and vehicles	$53,844	$49,804
Buildings and improvements	28,433	27,555
Computer and office equipment	6,652	6,151
Internal-use software	9,799	11,277
Furniture and fixtures	3,165	3,027
Capital in progress	3,344	7,937
Land	4,260	4,220
Subtotal	109,497	109,971
Less: accumulated depreciation and amortization	(46,514)	(43,180)
Total	$62,983	$66,791
As of August 31, 2024 and 2023, the Company’s consolidated balance sheets included $13.4 million and $11.0 million, respectively, of capitalized cloud-based implementation costs recorded as other assets within the Company’s consolidated balance sheets. These balances primarily consist of capitalized implementation costs related to a new cloud-based ERP system which the Company placed into service in the U.S. during the second quarter of fiscal year 2024. The useful lives of the Company’s internal-use software and capitalized cloud computing implementation costs are generally three to five years. However, the useful lives of major information system installations such as implementations of ERP systems and certain related software are determined on an individual basis and may exceed five years depending on the estimated period of use. The Company has determined the useful life of the new ERP system to be ten years and is amortizing over such period. Accumulated amortization associated with these assets was $2.1 million and $0.7 million as of August 31, 2024 and 2023, respectively. Amortization expense associated with these assets was $1.2 million for the fiscal year ended August 31, 2024 and not significant for the fiscal year ended August 31, 2023.
Note 6.    Goodwill and Other Intangible Assets
Goodwill
The Company recorded goodwill on March 4, 2024 incident to its acquisition of Theron. At the time of acquisition a fair value study was conducted to determine the goodwill created as part of the transaction.

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EIMEA	Asia-Pacific	Total
Balance as of August 31, 2022	$85,402	8,569	1,209	95,180
Translation adjustments	34	291	—	325
Balance as of August 31, 2023	85,436	8,860	1,209	95,505
Goodwill incident to acquisition	1,481	—	—	1,481
Translation adjustments	(152)	151	—	(1)
Balance as of August 31, 2024	$86,765	$9,011	$1,209	$96,985
During the second quarter of fiscal year 2024, the Company performed its annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as of the Company’s most recent goodwill impairment testing date, December 1, 2023. The Company performed a quantitative assessment to determine whether the fair value of any of its reporting units was less than each reporting unit’s carrying amount. The Company determined the fair value of its reporting units by following the income approach, which uses a discounted cash flow methodology. The discounted cash flow methodology bases the fair value of each reporting unit on the present value of its estimated future cash flows. The discounted cash flow methodology also requires that management make assumptions about certain key inputs in the estimated cash flows, including long-term sales forecasts or growth rates, terminal growth rates and discount rates, all of which are inherently uncertain. The forecast of future cash flows was primarily based on historical data and management’s best estimates of sales growth rates and operating margins for each reporting unit for the next five fiscal years. The discount rate used was based on management’s estimate of the current weighted-average cost of capital for each reporting unit. As these assumptions are largely unobservable, the estimated fair values fall within Level 3 of the fair value hierarchy. Based on quantitative analysis, the Company determined that the estimated fair value of each of its reporting units significantly exceeded their respective carrying values. As a result, the Company concluded that no impairment of its goodwill existed as of December 1, 2023. In addition, the Company concluded that there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to December 1, 2023 through August 31, 2024. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.
Definite-lived Intangible Assets
The Company’s definite-lived intangible assets include the Spot Shot, Carpet Fresh, 1001, EZ REACH and GT85 trade names at both August 31, 2024 and 2023. In addition, intangible assets related to customer relationships and a non-compete agreement were acquired in connection with the Company’s purchase of Theron during the fiscal year ended August 31, 2024. All of these assets are included in other intangible assets, net in the Company’s consolidated balance sheets. The weighted-average useful life of the customer relationships and non-compete agreement acquired from Theron is 14.80 years.
The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	August 31, 2024	August 31, 2023
Gross carrying amount	$35,904	$35,877
Definite-lived intangible assets acquired	2,959	—
Accumulated amortization	(32,641)	(31,207)
Net carrying amount	$6,222	$4,670
There has been no impairment charge for the period ended August 31, 2024 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.
Changes in the carrying amounts of definite-lived intangible assets by segment are summarized below (in thousands):

	Americas	EIMEA	Asia-Pacific	Total
Balance as of August 31, 2022	$4,437	$1,151	$—	$5,588
Amortization expense	$(813)	$(192)	$—	$(1,005)
Translation adjustments	$—	$87	$—	$87
Balance as of August 31, 2023	$3,624	$1,046	$—	$4,670
Definite-lived intangible assets acquired	$2,959	$—	$—	$2,959
Amortization expense	$(905)	$(201)	$—	$(1,106)
Translation adjustments	$(324)	$23	$—	$(301)
Balance as of August 31, 2024	$5,354	$868	$—	$6,222
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
Right-of-use assets and lease liabilities consisted of the following (in thousands):

	August 31, 2024	August 31, 2023
Assets:
Operating lease right-of-use assets	8,077	7,820
Finance lease right-of-use asset	3,534	—
Total right-of-use assets	$11,611	$7,820

Liabilities:
Current operating lease liabilities(1)	2,294	2,144
Long-term operating lease liabilities	5,904	5,832
Total operating lease liabilities	$8,198	$7,976
(1)Current operating lease liabilities are classified in accrued liabilities on the Company’s consolidated balance sheets.
The Company’s maturities of its operating lease liabilities, including early termination and renewal options that management is reasonably certain to exercise, are as follows as of August 31, 2024 (in thousands):

Operating Leases
Fiscal year 2025	2,625
Fiscal year 2026	2,033
Fiscal year 2027	1,508
Fiscal year 2028	845
Fiscal year 2029	601
Thereafter	1,521
Total undiscounted future cash flows	$9,133
Less: Interest	(935)
Present value of lease liabilities	$8,198
The Company recorded $2.3 million and $2.1 million in lease expense during the fiscal years ended August 31, 2024 and 2023, respectively. This lease expense was included in selling, general and administrative expenses. The Company recorded $1.0 million and $0.5 million of lease expense classified within cost of products sold for the fiscal years ended August 31, 2024, and 2023, respectively. During the fiscal year ended August 31, 2024 and 2023, the Company paid cash of $2.6 million and $2.4 million, respectively, related to lease liabilities. Variable lease expense under the Company’s lease agreements was not significant for both the fiscal years ended August 31, 2024 and 2023. As of August 31, 2024, the weighted-average remaining lease term was 5.0 years and the weighted-average discount rate was 5.0% for the Company’s operating leases. As of August 31, 2023, the weighted-average remaining lease term was 5.9 years and the weighted-average discount rate was 3.4% for the Company’s operating leases. The Company did not have a significant amount of leases that commenced after August 31, 2024 that created rights and obligations to the Company.
The Company had no significant short-term leases as of August 31, 2024. The Company obtained additional ROU assets of $1.7 million in exchange for lease obligations related to renewals of existing leases during fiscal year 2024. During the fiscal year ended August 31, 2024, the Company entered into a finance lease for a blending facility (the “Finance Lease”). As of August 31, 2023, the Company had $3.8 million of prepaid deposits, which converted to a right-of-use asset at the commencement of the Finance Lease during the fiscal year ended August 31, 2024. Since the Finance Lease was fully prepaid at commencement, no lease liability exists related to it. As of August 31, 2023, finance leases were not significant and all leases recorded on the Company’s consolidated balances sheets were operating leases. Residual value guarantees, restrictions, covenants, sublease income, net gains or losses from sale and leaseback transactions, and transactions with related parties associated with leases were also not significant.

Note 8.    Accrued and Other Liabilities
Accrued liabilities consisted of the following (in thousands):

	August 31, 2024	August 31, 2023
Accrued advertising and sales promotion expenses	$15,091	$14,472
Accrued professional services fees	2,058	1,924
Accrued sales taxes and other taxes	2,885	2,618
Deferred revenue	4,288	4,552
Short-term operating lease liability	2,294	2,144
Other	4,656	4,290
Total	$31,272	$30,000
Accrued payroll and related expenses consisted of the following (in thousands):

	August 31, 2024	August 31, 2023
Accrued incentive compensation	$13,532	$6,698
Accrued payroll	4,559	4,298
Accrued profit sharing	4,403	3,561
Accrued payroll taxes	2,907	1,650
Other	654	515
Total	$26,055	$16,722
Note 9.    Debt
As of August 31, 2024, the Company held borrowings under two separate agreements as detailed below.
Note Purchase and Private Shelf Agreement
The Company holds borrowings under its Note Purchase and Private Shelf Agreement, as amended (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”). As of August 31, 2024, the Company had outstanding balances on its series A, B and C notes issued under this Note Agreement.
The Note Agreement was most recently amended on April 30, 2024 (the “Fourth Amendment”). The Fourth Amendment permitted the Company to enter into an amendment to its revolving credit agreement with Bank of America, N.A. and also included certain conforming amendments to the credit agreement, including the revision of financial and restrictive covenants.
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

Short-term and long-term borrowings under the Company’s Credit Agreement and Note Agreement consisted of the following (in thousands):

	Issuance	Maturities (calendar year)	August 31, 2024	August 31, 2023

Credit Agreement – revolving credit facility (1)(3)	Various	4/30/2029	27,836	$52,943

Note Agreement
Series A Notes – 3.39% fixed rate(2)	11/15/2017	2024-2032	14,800	15,600
Series B Notes – 2.50% fixed rate(3)	9/30/2020	11/15/2027	26,000	26,000
Series C Notes – 2.69% fixed rate(3)	9/30/2020	11/15/2030	26,000	26,000
Total borrowings			94,636	120,543
Short-term portion of borrowings			(8,659)	(10,800)
Total long-term borrowings			$85,977	$109,743
(1)The Company has the ability to refinance any draw under the line of credit with successive short-term borrowings through the maturity date. Outstanding draws for which management has the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of August 31, 2024, $20.0 million of this facility was classified as long-term and was entirely denominated in Euros. $7.8 million was classified as short-term and was denominated in U.S. Dollars. As of August 31, 2023, $42.9 million of this facility was classified as long-term and was denominated in Euros and Pounds Sterling. $10.0 million was classified as short-term and was denominated in U.S. Dollars. Euro and Pound Sterling denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.
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
•The consolidated interest coverage ratio cannot be less than three to one. The consolidated interest coverage ratio means, as of any date of determination, the ratio of (a) consolidated EBITDA for the most recently completed four fiscal quarters to (b) consolidated interest charges for the most recently completed four fiscal quarters
As of August 31, 2024, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.

Note 10.    Share Repurchase Plan
On June 19, 2023, the Company’s Board of Directors (the “Board”) approved a share repurchase plan (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, which became effective on September 1, 2023, the Company is authorized to acquire up to $50.0 million of its outstanding shares through August 31, 2025. During the fiscal year ended August 31, 2024, the Company repurchased 34,250 shares at an average price of $236.32 per share, for a total cost of $8.1 million under this $50.0 million plan.
Note 11.    Earnings per Common Share
The table below reconciles net income to net income available to common stockholders (in thousands):

	Fiscal Year Ended August 31,
	2024	2023	2022
Net income	$69,644	$65,993	$67,329
Less: Net income allocated to participating securities	(246)	(272)	(251)
Net income available to common stockholders	$69,398	$65,721	$67,078
The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Fiscal Year Ended August 31,
	2024	2023	2022
Weighted-average common shares outstanding, basic	13,554	13,578	13,668
Weighted-average dilutive securities	26	26	28
Weighted-average common shares outstanding, diluted	13,580	13,604	13,696
For the fiscal years ended August 31, 2024, 2023 and 2022, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 1,351, 4,551 and 8,724, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.
Note 12.    Revenue
The following table presents the Company’s revenues by segment and major source (in thousands):

	Fiscal Year Ended August 31, 2024				Fiscal Year Ended August 31, 2023
	Americas	EIMEA	Asia-Pacific	Total	Americas	EIMEA	Asia-Pacific	Total
WD-40 Multi-Use Product	$216,769	$168,450	$67,706	$452,925	$202,651	$142,965	$62,056	$407,672
WD-40 Specialist	$32,966	$30,876	$10,096	$73,938	$31,055	$27,029	$8,630	$66,714
Other maintenance products (1)	$17,289	$12,741	$1,143	$31,173	$16,642	$11,507	$1,023	$29,172
Total maintenance products	$267,024	$212,067	$78,945	$558,036	$250,348	$181,501	$71,709	$503,558
HCCP (2)	$14,859	$8,978	$8,684	32,521	$16,424	$9,317	$7,956	33,697
Total net sales	$281,883	$221,045	$87,629	$590,557	$266,772	$190,818	$79,665	$537,255
(1)Other maintenance products consist of the 3-IN-ONE and GT85 brands.
(2)Homecare and cleaning products (“HCCP”).
The Company recorded approximately $37.4 million and $33.3 million in rebates/other discounts as a reduction to sales during fiscal years 2024 and 2023, respectively. The Company had a $14.8 million and $11.1 million balance in rebate/other discount liabilities as of August 31, 2024 and 2023, respectively, which are included in accrued liabilities on the Company’s consolidated balance sheets.
The Company recorded approximately $5.8 million and $5.6 million in cash discounts as a reduction to sales during fiscal years 2024 and 2023, respectively. The Company had a $0.6 million balance in the allowance for cash discounts as of August 31, 2024 and 2023.

The Company had contract liabilities, which consist of deferred revenue related to undelivered products, of $4.3 million and $4.6 million as of August 31, 2024 and 2023, respectively. All of the $4.6 million that was included in contract liabilities as of August 31, 2023 was recognized to revenue during fiscal year 2024. Contract assets are recorded if the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. The Company did not have any contract assets as of August 31, 2024 and 2023. The Company has an unconditional right to payment for all trade and other accounts receivable on the Company’s consolidated balance sheets.
The Company’s refund liability for sales returns was not significant as of August 31, 2024 and 2023. The Company records an amount to other current assets for the value of inventory that represents the right to recover products from customers associated with sales returns, which was not significant as of August 31, 2024 and 2023.
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
In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and and/or supply chain initiatives. As of August 31, 2024, no such commitments were outstanding.
Litigation
From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. As of August 31, 2024, there were no unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss. As to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.
Indemnifications
As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not capped; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of August 31, 2024.
From time to time, the Company enters into indemnification agreements with certain parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. All such indemnification agreements are entered into in the context of the particular agreements and are provided in an attempt to allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is not capped, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of August 31, 2024.
Note 14.    Income Taxes
Income before income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2024	2023	2022
United States	$47,345	$49,871	$47,427
Foreign (1)	44,163	35,292	36,681
Income before income taxes	$91,508	$85,163	$84,108
(1)Included in these amounts are income before income taxes for the EIMEA segment of $31.4 million, $25.6 million and $30.3 million for the fiscal years ended August 31, 2024, 2023 and 2022, respectively.
The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2024	2023	2022
Current:
Federal	$9,559	$9,973	$7,487
State	820	1,039	861
Foreign	12,596	9,023	8,114
Total current	22,975	20,035	16,462

Deferred:
United States	(1,413)	(806)	6
Foreign	302	(59)	311
Total deferred	(1,111)	(865)	317
Provision for income taxes	$21,864	$19,170	$16,779

Deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	August 31, 2024	August 31, 2023
Deferred tax assets:
Accrued payroll and related expenses	$1,321	$1,110
Reserves and accruals	2,166	1,436
Research and development expenses	1,520	1,125
Stock-based compensation expense	2,622	2,394
Uncertain tax positions and related interest	1,266	991
Uniform capitalization	1,774	2,383
Tax credit carryforwards	4,197	3,918
Other	2,673	2,673
Total gross deferred tax assets	17,539	16,030
Valuation allowance	(4,305)	(3,960)
Total net deferred tax assets	13,234	12,070

Deferred tax liabilities:
Property and equipment, net	(3,940)	(4,215)
Amortization of tax goodwill and intangible assets	(15,458)	(15,415)
Other	(1,909)	(1,544)
Total deferred tax liabilities	(21,307)	(21,174)
Net deferred tax liabilities	$(8,073)	$(9,104)
The Company had state net operating loss (“NOL”) carryforwards of $6.3 million as of August 31, 2024, which generated a net deferred tax asset of $0.4 million. The state NOL carryforwards, if unused, will expire between fiscal years 2025 and 2044. The Company also had tax credit carryforwards of $4.2 million as of August 31, 2024, of which $4.1 million is attributable to U.K. tax credit carryforwards, which do not expire.
Future utilization of the U.K. tax credit carryforwards and certain state carryforwards is uncertain and is dependent upon several factors that may not occur, including the generation of future taxable income in certain jurisdictions. At this time, management does not conclude that it is “more likely than not” that all of the related deferred tax assets will be realized. Accordingly, the Company recorded a net increase in its valuation allowance of $0.3 million during the fiscal year ended August 31, 2024 which resulted in a cumulative valuation allowance recorded against the related deferred tax asset associated with the U.K. tax credit carryforwards of $3.9 million and certain state carryforwards of $0.4 million as of August 31, 2024.
A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows (in thousands):

	Fiscal Year Ended August 31,
	2024	2023	2022
Amount computed at U.S. statutory federal tax rate	$19,217	$17,884	$17,662
Effect of foreign operations	3,339	1,583	317
Net benefit from GILTI/FDII	(2,696)	(2,071)	(2,002)
Uncertain tax positions and related interest	947	1,377	273
Other	1,057	397	529
Provision for income taxes	$21,864	$19,170	$16,779
The provision for income taxes was 23.9% and 22.5% of income before income taxes for the fiscal years ended August 31, 2024 and 2023, respectively. The increase in the effective income tax rate from period to period was primarily due to income taxed at higher tax rates in certain foreign jurisdictions from period to period.

Reconciliations of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	Fiscal Year Ended August 31,
	2024	2023
Unrecognized tax benefits – beginning of fiscal year	$9,275	$9,251
Net increases – current period tax positions	184	191
Expirations of statute of limitations for assessment	(312)	(167)
Unrecognized tax benefits – end of fiscal year	$9,147	$9,275
Gross unrecognized tax benefits totaled $9.1 million and $9.3 million for the fiscal years ended August 31, 2024 and 2023, respectively, of which $9.0 million and $9.1 million, respectively, would affect the Company’s effective income tax rate if recognized. Interest and penalties related to uncertain tax positions included in tax expense was $1.2 million and $1.8 million for the fiscal years ended August 31, 2024 and 2023, respectively. The total balance of accrued interest and penalties related to uncertain tax positions was $4.6 million and $3.4 million for the fiscal years ended August 31, 2024 and 2023, respectively. Total unrecognized tax benefits including interest and penalties were $13.7 million and $12.7 million as of August 31, 2024 and 2023, respectively, and are recorded in other long-term liabilities in the Company’s consolidated balance sheets.
The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes and closed audits, the Company’s federal income tax returns for years prior to fiscal year 2018 are not subject to examination by the U.S. Internal Revenue Service. The Company is currently under audit in various state jurisdictions for fiscal years 2021 through 2022. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2020 are no longer subject to examination. The Company has estimated that up to $13.1 million of unrecognized tax benefits, including interest and penalties, related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months. This includes $12.7 million of unrecognized tax benefits, including interest and penalties, associated with the Tax Cuts and Jobs Act’s mandatory one-time “toll tax” on unremitted foreign earnings. Audit outcomes and the timing of settlements are subject to significant uncertainty.
Income taxes receivable of $0.5 million and $1.1 million are recorded in the Company’s consolidated balance sheets as of August 31, 2024 and 2023, respectively. Income taxes receivable are included in other current assets, which also consists of miscellaneous prepaid expenses and deposits.
Note 15.    Stock-based Compensation
As of August 31, 2024, the Company had one stock incentive plan, the WD-40 Company 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the Company’s stockholders effective as of December 13, 2016 and which was amended and restated on December 12, 2023. The 2016 Plan permits the granting of various stock-based equity awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards to employees, directors and consultants. To date through August 31, 2024, the Company had granted awards of restricted stock units (“RSUs”), market share units (“MSUs”), deferred performance units (“DPUs”) and performance share units (“PSUs”) under the 2016 Plan. Additionally, as of August 31, 2024, there were still certain outstanding awards which had been granted under the Company’s prior stock incentive plan. The 2016 Plan is administered by the Board or the Compensation and People Committee or other designated committee of the Board (the “Committee”). All stock-based equity awards granted under the 2016 Plan are subject to the specific terms and conditions as determined by the Committee at the time of grant of such awards in accordance with the various terms and conditions specified for each award type per the 2016 Plan. On December 12, 2023, the total number of shares of common stock authorized for issuance pursuant to grants of awards was increased from 1,000,000 to 2,000,000 in connection with the amendment and restatement of the 2016 Plan. As of August 31, 2024, 1,106,326 shares of common stock remained available for future issuance pursuant to grants of awards under the 2016 Plan. The shares of common stock to be issued pursuant to awards under the 2016 Plan may be authorized shares not previously issued, or treasury shares. The Company has historically issued new authorized shares not previously issued upon the settlement of the various stock-based equity awards under its equity incentive plans.

Vesting of the RSUs granted to nonemployee directors is over a period of up to one year from the date of grant, with shares to be issued pursuant to the vested RSUs upon termination of each nonemployee director’s service as a director of the Company. Vesting of the RSUs granted to certain high level employees is over a period of three years from the date of grant, subject to potential earlier vesting in the event of retirement of the holder of the award in accordance with the award agreement, with shares to be issued pursuant to the vested RSUs at the time of vest. The nonemployee director RSU holders are entitled to receive dividend equivalents with respect to their vested RSUs, payable in cash as and when dividends are declared by the Board.
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
Stock-based compensation expense is amortized on a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense related to the Company’s stock-based equity awards is as follows by award type (in thousands):

	Fiscal Year Ended August 31,
	2024	2023	2022
RSU compensation expense	$3,612	$4,254	$4,153
MSU compensation expense	2,282	2,180	2,544
PSU compensation expense (1)	641	—	—
Total	$6,535	$6,434	$6,697
(1)PSU awards contain performance conditions for which accrual of expense is based on the probable outcome of the performance conditions. PSUs pertaining to the measurement year of fiscal year 2024 vested at 16.3% since the performance conditions were partially achieved. Vesting of PSUs pertaining to the measurement years of fiscal years 2023 and 2022 was deemed not probable at the end of each respective fiscal year and the PSUs were subsequently forfeited.
The Company recorded deferred tax assets related to such stock-based compensation of $1.4 million, $1.3 million and $1.5 million for the fiscal years ended August 31, 2024, 2023 and 2022, respectively. As of August 31, 2024, the total unamortized compensation cost related to non-vested stock-based equity awards was $1.3 million and $3.3 million for RSUs and MSUs, respectively, which the Company expects to recognize over remaining weighted-average vesting periods of 1.72 and 1.86 years for RSUs and MSUs, respectively. No unamortized compensation cost for DPUs or PSUs remained as of August 31, 2024.

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
A summary of the Company’s restricted stock unit activity is as follows (in thousands, except share and per share amounts):

Restricted Stock Units	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value
Outstanding at August 31, 2023	79,816	$144.24
Granted	19,201	$206.85
Converted to shares of common stock	(28,658)	$137.42
Forfeited	(211)	$188.85
Outstanding at August 31, 2024	70,148	$164.03	$18,438
Vested at August 31, 2024	45,113	$149.81	$11,858
The weighted-average grant date fair value of all RSUs granted was $206.85, $167.05 and $217.03 during the fiscal years ended August 31, 2024, 2023 and 2022, respectively. The total intrinsic value of all RSUs converted to shares of common stock was $6.7 million, $3.7 million and $3.0 million for the fiscal years ended August 31, 2024, 2023 and 2022, respectively.
The income tax benefits from RSUs converted to shares of common stock totaled $1.3 million, $0.8 million and $0.6 million for the fiscal years ended August 31, 2024, 2023 and 2022, respectively.
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
The following weighted-average assumptions for MSU grants for the last three fiscal years were used in the Monte Carlo simulation model:

	Fiscal Year Ended August 31,
	2024	2023	2022
Expected volatility	34.4%	37.5%	32.7%
Risk-free interest rate	4.8%	4.3%	0.6%
Expected dividend yield	0.0%	0.0%	0.0%
The expected volatility utilized is based on the historical volatilities of the Company’s common stock and the Index in order to model the stock price movements. The volatility used was calculated over the most recent 2.90-year period for

MSUs granted during the fiscal year ended August 31, 2024 and over the most recent 2.89 year periods for both MSUs granted during fiscal years ended August 31, 2023 and 2022, which were the remaining terms of the performance Measurement Period at the dates of grant. The risk-free interest rates used are based on the implied yield available on a U.S. Treasury zero-coupon bill with a remaining term equivalent to the remaining performance Measurement Period. The expected dividend yield of zero was used in the Monte Carlo simulation model for the purposes of computing the relative TSR of the Company compared to the Index since it is the mathematical equivalent to reinvesting dividends in each issuing entity over the performance Measurement Period.
A summary of the Company’s market share unit activity is as follows (in thousands, except share and per share amounts):

Market Share Units	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value
Outstanding at August 31, 2023	33,949	$198.05
Granted	14,263	$226.30
Forfeited	(11,578)	$185.15
Outstanding at August 31, 2024⁽¹⁾	36,634	$213.13	$9,629
(1)This figure represents the total number of shares underlying MSU grants assuming achievement of the target number of shares at 100%. As the ultimate number of shares that vest could be as high as 200% of the target, the Company may be required to issue additional shares to satisfy outstanding MSU award grants.
The weighted-average grant date fair value of all MSUs granted was $226.30, $184.15 and $232.99 during the fiscal years ended August 31, 2024, 2023 and 2022, respectively. There were no conversions of MSUs to shares of common stock for the fiscal years ended August 31, 2024 and 2023. The total intrinsic value of all MSUs converted to shares of common stock was $4.4 million for the fiscal year ended August 31, 2022. The income tax benefits from MSUs converted to shares of common stock totaled $0.9 million for the fiscal year ended August 31, 2022.
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

A summary of the Company’s performance share unit activity is as follows (in thousands, except share and per share amounts):

Performance Share Units	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value
Outstanding at August 31, 2023	21,148	$170.16
Granted	20,039	$198.94
Forfeited	(21,529)	$170.67
Outstanding at August 31, 2024	19,658	$198.94	$5,167
The weighted-average grant date fair value of all PSUs granted was $198.94, $170.16 and $227.24 during the fiscal years ended August 31, 2024, 2023, and 2022, respectively. There were no conversions of PSUs to shares of common stock for the fiscal years ended August 31, 2024 and 2023. The total intrinsic value of all PSUs converted to common shares was $4.0 million for the fiscal year ended August 31, 2022. The income tax benefit from PSUs converted to shares of common stock totaled $0.8 million for the fiscal year ended August 31, 2022.
Deferred Performance Units
During fiscal year 2021, the Company discontinued the granting of new DPU awards. Although certain vested DPU awards granted in prior periods remain outstanding due to the deferred settlement feature contained within these award agreements, the expense associated with these awards has been fully recognized in prior periods. DPU awards converted to shares of common stock issued to recipients following separation from service from the Company were not material to the Company’s consolidated financial statements and related disclosures during fiscal years 2024, 2023 and 2022.
Note 16.    Other Benefit Plans
The Company has a WD-40 Company Profit Sharing/401(k) Plan and Trust (the “Profit Sharing/401(k) Plan”) whereby regular U.S. employees who have completed certain minimum service requirements can defer a portion of their income through contributions to a trust. The Profit Sharing/401(k) Plan provides for Company contributions to the trust, as approved by the Board, as follows: 1) matching contributions to each participant up to 50% of the first 6.6% of compensation contributed by the participant; 2) fixed non-elective contributions in the amount equal to 10% of eligible compensation; and 3) a discretionary non-elective contribution in an amount to be determined by the Board up to 5% of eligible compensation. The Company’s contributions are subject to overall employer contribution limits and may not exceed the amount deductible for income tax purposes. The Profit Sharing/401(k) Plan may be amended or discontinued at any time by the Company. The Company’s contribution expense for the Profit Sharing/401(k) Plan was $5.2 million for fiscal year 2024, $4.6 million for fiscal year 2023 and $4.1 million for fiscal year 2022.
The Company’s international subsidiaries have similar benefit plan arrangements, dependent upon the local applicable laws and regulations. The plans provide for Company contributions to an appropriate third-party plan, as approved by each subsidiary’s board of directors. The Company’s contribution expense related to the international plans was $2.4 million for the fiscal year ended August 31, 2024, $2.1 million for the fiscal year ended August 31, 2023 and $2.1 million for the fiscal year ended August 31, 2022.
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
Summary information about reportable segments is as follows (in thousands):

	Americas	EIMEA	Asia-Pacific	Unallocated Corporate (1)	Total
Fiscal Year Ended August 31, 2024
Net sales	$281,883	$221,045	$87,629	$—	$590,557
Income from operations	$65,037	$46,809	$29,714	$(45,209)	$96,351
Depreciation and amortization expense (2)	$4,581	$4,374	$229	$272	$9,456
Interest income	$39	$313	$122	$—	$474
Interest expense	$2,590	$1,691	$6	$—	$4,287

Fiscal Year Ended August 31, 2023
Net sales	$266,772	$190,818	$79,665	$—	$537,255
Income from operations	$60,797	$39,456	$25,888	$(36,417)	$89,724
Depreciation and amortization expense (2)	$3,656	$3,987	$204	$304	$8,151
Interest income	$4	$111	$116	$—	$231
Interest expense	$3,834	$1,775	$5	$—	$5,614

Fiscal Year Ended August 31, 2022
Net sales	$240,233	$204,688	$73,899	$—	$518,820
Income from operations	$54,198	$42,058	$22,590	$(31,516)	$87,330
Depreciation and amortization expense (2)	$4,320	$3,356	$275	$343	$8,294
Interest income	$2	$—	$100	$—	$102
Interest expense	$2,165	$574	$3	$—	$2,742
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
Net sales by product group are as follows (in thousands):

	Fiscal Year Ended August 31,
	2024	2023	2022
Maintenance products	$558,036	$503,558	$485,326
Homecare and cleaning products	32,521	33,697	33,494
Total	$590,557	$537,255	$518,820

Net sales and long-lived assets by geographic area are as follows (in thousands):

	Fiscal Year Ended August 31,
	2024	2023	2022
Net Sales by Geography:
United States	$206,963	$207,629	$176,863
International	383,594	329,626	341,957
Total	$590,557	$537,255	$518,820

Long-lived Assets by Geography (1):
United States	$30,057	$33,263	$35,375
International	32,926	33,528	30,602
Total	$62,983	$66,791	$65,977
(1)Includes tangible assets and property and equipment, net, attributed to the geographic location in which such assets are located.
Note 18.    Subsequent Events
Dividend Declaration
On October 4, 2024, the Board declared a cash dividend of $0.88 per share payable on October 31, 2024 to stockholders of record on October 18, 2024.
Reclassification to Held for Sale of Homecare and Cleaning Product Portfolio
In the first quarter of fiscal year 2025, the Company’s homecare and cleaning product portfolio in the Americas and EIMEA segments met the criteria to be classified as held for sale. Management has determined that the potential sale of these brands does not represent a strategic shift having a major effect on the Company’s operations and financial results and therefore does not meet the criteria for classification as discontinued operations in the first quarter of fiscal year 2025. Assets and liabilities included as part of the disposal group classified as held for sale are not material to the financial statements.