Form 10-Q
period 2024-11-30
WD 40 CO
filed 2025-01-10
CIK 105132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2024

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
Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of January 6, 2025 was 13,546,239.

WD-40 COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended November 30, 2024

PART 1 — FINANCIAL INFORMATION
Item 1.    Financial Statements
WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	November 30, 2024	August 31, 2024
Assets
Current assets:
Cash and cash equivalents	$54,914	$46,699
Trade and other accounts receivable, net	111,433	117,493
Inventories	74,887	79,088
Other current assets	21,567	12,161
Total current assets	262,801	255,441
Property and equipment, net	59,384	62,983
Goodwill	96,584	96,985
Other intangible assets, net	2,287	6,222
Right-of-use assets	10,581	11,611
Deferred tax assets, net	948	993
Other assets	14,739	14,804
Total assets	$447,324	$449,039

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,212	$35,960
Accrued liabilities	29,132	31,272
Accrued payroll and related expenses	20,581	26,055
Short-term borrowings	23,429	8,659
Income taxes payable	2,148	1,554
Total current liabilities	107,502	103,500
Long-term borrowings	84,552	85,977
Deferred tax liabilities, net	9,228	9,066
Long-term operating lease liabilities	5,297	5,904
Other long-term liabilities	14,448	14,066
Total liabilities	221,027	218,513

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 19,940,370 and 19,925,212 shares issued at November 30, 2024 and August 31, 2024, respectively; and 13,549,989 and 13,548,581 shares outstanding at November 30, 2024 and August 31, 2024, respectively	20	20
Additional paid-in capital	174,258	175,642
Retained earnings	506,898	499,931
Accumulated other comprehensive loss	(35,453)	(29,268)
Common stock held in treasury, at cost — 6,390,381 and 6,376,631 shares at November 30, 2024 and August 31, 2024, respectively	(419,426)	(415,799)
Total stockholders’ equity	226,297	230,526
Total liabilities and stockholders’ equity	$447,324	$449,039
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended November 30,
	2024	2023

Net sales	$153,495	$140,416
Cost of products sold	69,408	64,863
Gross profit	84,087	75,553

Operating expenses:
Selling, general and administrative	50,525	44,135
Advertising and sales promotion	8,393	6,983
Amortization of definite-lived intangible assets	47	251
Total operating expenses	58,965	51,369

Income from operations	25,122	24,184

Other income (expense):
Interest income	148	74
Interest expense	(873)	(1,146)
Other expense, net	(141)	(40)
Income before income taxes	24,256	23,072
Provision for income taxes	5,331	5,590
Net income	$18,925	$17,482

Earnings per common share:
Basic	$1.39	$1.28
Diluted	$1.39	$1.28

Shares used in per share calculations:
Basic	13,548	13,560
Diluted	13,573	13,584
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended November 30,
	2024	2023

Net income	$18,925	$17,482
Other comprehensive income (loss):
Foreign currency translation adjustment	(6,185)	390
Total comprehensive income	$12,740	$17,872
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount				Shares	Amount
Balance at August 31, 2024	19,925,212	$20	$175,642	$499,931	$(29,268)	6,376,631	$(415,799)	$230,526
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	15,158	-	(2,883)					(2,883)
Stock-based compensation			1,499					1,499
Cash dividends ($0.88 per share)				(11,958)				(11,958)
Repurchases of common stock						13,750	(3,627)	(3,627)
Foreign currency translation adjustment					(6,185)			(6,185)
Net income				18,925				18,925
Balance at November 30, 2024	19,940,370	$20	$174,258	$506,898	$(35,453)	6,390,381	$(419,426)	$226,297

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount				Shares	Amount
Balance at August 31, 2023	19,905,815	$20	$171,546	$477,488	$(31,206)	6,342,381	$(407,670)	$210,178
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	5,680	-	(678)					(678)
Stock-based compensation			2,271					2,271
Cash dividends ($0.83 per share)				(11,297)				(11,297)
Repurchases of common stock						11,500	(2,414)	(2,414)
Foreign currency translation adjustment					390			390
Net income				17,482				17,482
Balance at November 30, 2023	19,911,495	$20	$173,139	$483,673	$(30,816)	6,353,881	$(410,084)	$215,932
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended November 30,
	2024	2023
Operating activities:
Net income	$18,925	$17,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,075	2,261
Amortization of cloud computing implementation costs	416	57
Net gains on sales and disposals of property and equipment	(41)	(58)
Deferred income taxes	522	625
Stock-based compensation	1,499	2,271
Unrealized foreign currency exchange (gains) losses	(330)	322
Provision for credit losses	994	42
Write-off of inventories	255	811
Changes in assets and liabilities:
Trade and other accounts receivable	(293)	2,886
Inventories	(2,651)	4,042
Other assets	(1,177)	139
Operating lease assets and liabilities, net	14	(8)
Accounts payable and accrued liabilities	(1,730)	(4,697)
Accrued payroll and related expenses	(4,954)	(998)
Other long-term liabilities and income taxes payable	1,406	1,739
Net cash provided by operating activities	14,930	26,916

Investing activities:
Purchases of property and equipment	(691)	(786)
Proceeds from sales of property and equipment	124	115
Net cash used in investing activities	(567)	(671)

Financing activities:
Treasury stock purchases	(3,627)	(2,414)
Dividends paid	(11,958)	(11,297)
Repayments of long-term senior notes	(400)	(400)
Net proceeds (repayments) from revolving credit facility	14,771	(9,713)
Shares withheld to cover taxes upon conversions of equity awards	(2,883)	(678)
Net cash used in financing activities	(4,097)	(24,502)
Effect of exchange rate changes on cash and cash equivalents	(2,051)	431
Net increase in cash and cash equivalents	8,215	2,174
Cash and cash equivalents at beginning of period	46,699	48,143
Cash and cash equivalents at end of period	$54,914	$50,317

Supplemental disclosure of noncash investing activities: Accrued capital expenditures	$188	$190
Finance lease obligation settled with prepaid deposit	$—	$3,855
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1.    The Company
WD-40 Company (the “Company”), incorporated in Delaware and based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products that solve problems in workshops, factories and homes around the world. The Company owns a wide range of brands that include maintenance products and homecare and cleaning products: WD-40® Multi-Use Product, WD-40 Specialist®, 3-IN-ONE®, GT85®, X-14®, 2000 Flushes®, Carpet Fresh®, no vac®, Spot Shot®, 1001®, Lava® and Solvol®. Certain of our homecare and cleaning businesses are classified as held for sale as of November 30, 2024. Please refer to Note 3 Assets Held for Sale for additional information.
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
Note 2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Consolidation
The unaudited condensed consolidated financial statements included herein have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2024 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments necessary for a fair statement thereof and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024, which was filed with the SEC on October 21, 2024.
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
Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized in other income (expense), net in the Company’s condensed consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the condensed consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s condensed consolidated balance sheets. At November 30, 2024, the Company had a notional amount of $8.3 million outstanding in foreign currency forward contracts, which will mature in January 2025. Unrealized net gains and losses related to foreign currency forward contracts were not significant at November 30, 2024 and August 31, 2024. Realized net gains and losses related to foreign currency forward contracts were not significant for the three months ended November 30, 2024 and 2023. Both unrealized and realized net gains and losses are recorded in other (expense) income, net in the Company’s condensed consolidated statements of operations.
Functional Currencies
The reporting currency of the Company is the U.S. Dollar. The functional currency of each of the Company’s subsidiaries is based on the currency of the economic environment in which it operates. Management periodically assesses the functional currency of each subsidiary in accordance with Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters”.
The functional currency of the Company’s U.K. subsidiary, the entity in which the EIMEA results are generated, has been the Pound Sterling through August 31, 2024. However, trends within EIMEA have indicated a shift towards the Euro over time. During the first quarter of fiscal year 2025, management determined that changes in economic facts and circumstances, such as additional shifts in the currency mix of our operating income, represented a significant change that was other-than-temporary and required a change in functional currency from Pound Sterling to Euro at the Company’s U.K. subsidiary. In accordance with ASC 830-10-45-7, a change in functional currency should be made on the date that significant changes in economic facts and circumstances occurred. Although such a change could occur on any date during the fiscal year, the use of a date at the beginning of the most recent reporting period is permissible. Accordingly, the change in functional currency from Pound Sterling to Euro at the Company’s U.K. subsidiary was accounted for prospectively from September 1, 2024.
In the period of a functional currency change, nonmonetary assets and liabilities at the impacted subsidiary are remeasured into the new functional currency using the exchange rate on the date the asset or liability arose. These amounts are then translated into the Company’s reporting currency, the U.S. Dollar, based on the exchange rate at the date of the change in functional currency. The difference between this amount and the prior translated balance was not material and was recorded in accumulated other comprehensive loss in the Company’s consolidated balance sheet as of September 1, 2024. The balances previously recorded in accumulated comprehensive loss for prior periods through August 31, 2024 were not reversed upon this prospective change in functional currency. Monetary assets and liabilities not denominated in the new functional currency, the Euro, will create transaction gains and losses subsequent to the change in functional currency. The Company does not expect that the impact of such gains and losses will be material to the Company’s consolidated statements of operations.
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
Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of November 30, 2024, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents and short-term borrowings are recorded at cost, which approximates their fair values, primarily due to their short-term nature. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $60.3 million as of November 30, 2024, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to their carrying value of $66.4 million. During the three months ended November 30, 2024, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.
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
In November 2024, the FASB issued ASU No. 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” which includes amendments that require disclosure in the notes to financial statements of specified information about certain costs and expenses. The amendments are effective for the Company’s annual periods beginning September 1, 2027, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is in the process of evaluating this ASU to determine its impact on the Company’s disclosures.
Note 3.    Assets Held for Sale
Reclassification to Held for Sale of Certain Homecare and Cleaning Product Businesses
In the first quarter of fiscal year 2025, the Company’s homecare and cleaning product businesses in the Americas and EIMEA segments met the criteria to be classified as held for sale. Management has determined that the planned sale of these brands does not represent a strategic shift having a major effect on the Company’s operations and financial results and therefore does not meet the criteria for classification as discontinued operations in the first quarter of fiscal year 2025. The Company expects to sell these homecare and cleaning product businesses in the Americas and EIMEA segments in fiscal year 2025.
Assets included as part of the disposal group classified as held for sale consisted of intangible assets, goodwill and inventory. There are no liabilities in the disposal group.
The following table summarizes assets held for sale (in thousands):

November 30, 2024
Intangibles, Net	3,897
Goodwill	1,069
Inventory	4,899
Total assets held for sale (1)	$9,865
(1)    Total assets held for sale are included in other current assets on the Company’s condensed consolidated balance sheets.

Note 4.    Inventories
Inventories consisted of the following (in thousands):

	November 30, 2024	August 31, 2024
Product held at third-party contract manufacturers	$6,035	$8,199
Raw materials and components	9,356	10,037
Work-in-process	521	521
Finished goods	63,874	60,331
Inventory held for sale (1)	(4,899)	—
Total	$74,887	$79,088
(1)    Inventory held for sale consists mostly of finished goods inventory and is included in other current assets on the Company’s condensed consolidated balance sheets.

Note 5.    Property and Equipment and Capitalized Cloud Computing Implementation Costs
Property and equipment, net, consisted of the following (in thousands):

	November 30, 2024	August 31, 2024
Machinery, equipment and vehicles	$52,886	$53,844
Buildings and improvements	27,524	28,433
Computer and office equipment	6,573	6,652
Internal-use software	9,370	9,799
Furniture and fixtures	3,076	3,165
Capital in progress	2,732	3,344
Land	4,187	4,260
Subtotal	106,348	109,497
Less: accumulated depreciation and amortization	(46,964)	(46,514)
Total	$59,384	$62,983
As of November 30, 2024 and August 31, 2024, the Company’s condensed consolidated balance sheets included $13.7 million and $13.4 million, respectively, of capitalized cloud computing implementation costs recorded as other assets within the Company’s condensed consolidated balance sheets. Accumulated amortization associated with these assets was $2.5 million and $2.1 million as of November 30, 2024 and August 31, 2024, respectively. Amortization expense associated with these assets was $0.4 million for the three months ended November 30, 2024 and was not significant for the three months ended November 30, 2023.
Note 6.    Goodwill and Other Intangible Assets
Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EIMEA	Asia-Pacific	Total
Balance as of August 31, 2024	$86,765	$9,011	$1,209	$96,985
Translation adjustments	86	582	-	668
Goodwill held for sale (1)	(995)	(74)	-	(1,069)
Balance as of November 30, 2024	$85,856	$9,519	$1,209	$96,584
(1)    Goodwill held for sale is included in other current assets on the Company’s condensed consolidated balance sheets.

There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill as of November 30, 2024. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.
Definite-lived Intangible Assets
The Company’s definite-lived intangible assets include the trade names Spot Shot, Carpet Fresh, 1001, EZ REACH and GT85 trade names, as well as intangible assets related to customer relationships and a non-compete agreement acquired in connection with the Company’s purchase of a Brazilian distributor during the fiscal year ended August 31, 2024. All of these assets are included in other intangible assets, net in the Company’s condensed consolidated balance sheets.
In the first quarter of fiscal year 2025, the Company’s homecare and cleaning product businesses in the Americas and EIMEA segments was classified as held for sale. Definite-lived intangible assets included in homecare and cleaning include Spot Shot and Carpet Fresh in the Americas segment as well as the 1001 trade name in the EIMEA segment. Spot Shot in the Americas segment was recorded at an acquisition-date fair value of $13.7 million and was being amortized on a straight-line basis over the useful life of 17 years. Accumulated amortization expense was $10.9 million and the carrying value of this asset was $2.8 million as of August 31, 2024. Carpet Fresh in the Americas segment was recorded at an acquisition-date fair value of $2.8 million, was being amortized on a straight-line basis over the useful life of 13 years and was fully amortized as of August 31, 2022. 1001 trade name in the EIMEA segment was recorded at an acquisition-date fair value of $3.3 million and was being amortized on a straight-line basis over the useful life of 20 years. Accumulated amortization expense was $2.2 million and the carrying value of this asset was $1.1 million as of August 31, 2024. Amortization of the Spot Shot and 1001 trade names ceased as of September 1, 2024.
The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	November 30, 2024	August 31, 2024
Gross carrying amount	$39,091	$38,863
Accumulated amortization	(32,907)	(32,641)
Less: intangibles, net current held for sale (1)	(3,897)	-
Net carrying amount	$2,287	$6,222
(1)    Intangibles, current held for sale are included in other current assets on the Company’s condensed consolidated balance sheets.
There has been no impairment charge for the three months ended November 30, 2024 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.
Changes in the carrying amounts of definite-lived intangible assets by segment for the three months ended November 30, 2024 are summarized below (in thousands):

	Americas	EIMEA	Asia-Pacific	Total
Balance as of August 31, 2024	$5,354	$868	-	$6,222
Amortization expense	(47)	-	-	(47)
Translation adjustments	(114)	123	-	9
Less: Intangibles, net current held for sale (1)	(2,820)	(1,077)	-	(3,897)
Balance as of November 30, 2024	$2,373	$(86)	$-	$2,287
(1)    Intangibles, current held for sale are included in other current assets on the Company’s condensed consolidated balance sheets.
The estimated amortization expense for the Company’s definite-lived intangible assets is not significant in any future individual fiscal year.

Note 7.    Accrued and Other Liabilities
Accrued liabilities consisted of the following (in thousands):

	November 30, 2024	August 31, 2024
Accrued advertising and sales promotion expenses	$13,896	$15,091
Accrued professional services fees	2,160	2,058
Accrued sales taxes and other taxes	3,044	2,885
Deferred revenue	3,044	4,288
Short-term operating lease liability	2,140	2,294
Other	4,848	4,656
Total	$29,132	$31,272
Accrued payroll and related expenses consisted of the following (in thousands):

	November 30, 2024	August 31, 2024
Accrued incentive compensation	$3,828	$13,532
Accrued payroll	5,685	4,559
Accrued payroll taxes	4,696	2,907
Accrued profit sharing	5,646	4,403
Other	726	654
Total	$20,581	$26,055
Note 8.    Debt
As of November 30, 2024, the Company held borrowings under two separate agreements as detailed below.
Note Purchase and Private Shelf Agreement
The Company holds borrowings under its Note Purchase and Private Shelf Agreement, as amended (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”). As of November 30, 2024, the Company had outstanding balances on its series A, B and C notes issued under the Note Agreement.
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
The Company’s Credit Agreement with Bank of America, N.A. consists of a revolving commitment for borrowing by the Company up to $125.0 million with a sublimit of $95.0 million for WD-40 Company Limited, a wholly owned operating subsidiary of the Company for Europe, India, the Middle East and Africa. In addition, the Company’s index rate under the Credit Agreement for U.S. Dollar borrowings changed from the Bloomberg Short-term Bank Yield Index rate to the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York.

Short-term and long-term borrowings under the Company’s Credit Agreement and Note Agreement consisted of the following (in thousands):

	Issuance	Maturities	November 30, 2024	August 31, 2024

Credit Agreement – revolving credit facility (1)	Various	4/30/2029	$41,581	$27,836

Note Agreement
Series A Notes – 3.39% fixed rate(2)	11/15/2017	2025-2032	14,400	14,800
Series B Notes – 2.50% fixed rate(3)	9/30/2020	11/15/2027	26,000	26,000
Series C Notes – 2.69% fixed rate(3)	9/30/2020	11/15/2030	26,000	26,000
Total borrowings			107,981	94,636
Short-term portion of borrowings			(23,429)	(8,659)
Total long-term borrowings			$84,552	$85,977
(1)The Company has the ability to refinance any draw under the line of credit with successive short-term borrowings through the maturity date. Outstanding draws for which management has the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of November 30, 2024, $19.0 million of this facility was classified as long-term and was entirely denominated in Euros. $22.6 million was classified as short-term and was denominated in U.S. Dollars. Euro and Pound Sterling denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.
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
As of November 30, 2024, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.
Note 9.    Share Repurchase Plan
On June 19, 2023, the Company’s Board (the “Board”) approved a share repurchase plan (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, which became effective on September 1, 2023, the Company is authorized to acquire up to $50.0 million of its outstanding shares through August 31, 2025. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the three months ended November 30, 2024, the Company repurchased 13,750 shares at an average price of $263.75 per share, for a total cost of $3.6 million under this $50.0 million plan. As of November 30, 2024, the Company is authorized to purchase an additional $38.3 million under the 2023 Repurchase Plan.
Note 10.    Earnings per Common Share
The table below reconciles net income to net income available to common stockholders (in thousands):

	Three Months Ended November 30,
	2024	2023
Net income	$18,925	$17,482
Less: Net income allocated to participating securities	(64)	(66)
Net income available to common stockholders	$18,861	$17,416
The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended November 30,
	2024	2023
Weighted-average common shares outstanding, basic	13,548	13,560
Weighted-average dilutive securities	25	24
Weighted-average common shares outstanding, diluted	13,573	13,584
For the three months ended November 30, 2024 and 2023, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 6,188 and 5,404, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.
Note 11.    Revenue
The following table presents the Company’s revenues by segment and major source (in thousands):

	Three Months Ended November 30, 2024
	Americas	EIMEA	Asia-Pacific	Total
WD-40 Multi-Use Product	$52,901	$44,866	$20,780	$118,547
WD-40 Specialist	8,233	7,817	3,122	19,172
Other maintenance products (1)	4,274	3,194	320	7,788
Total maintenance products	65,408	55,877	24,222	145,507
HCCP (2)	4,028	1,606	2,354	7,988
Total net sales	$69,436	$57,483	$26,576	$153,495

	Three Months Ended November 30, 2023
	Americas	EIMEA	Asia-Pacific	Total
WD-40 Multi-Use Product	$48,511	$37,044	$22,122	$107,677
WD-40 Specialist	7,108	6,666	3,068	16,842
Other maintenance products (1)	4,126	3,062	438	7,626
Total maintenance products	59,745	46,772	25,628	132,145
HCCP (2)	4,330	1,982	1,959	8,271
Total net sales	$64,075	$48,754	$27,587	$140,416
(1)Other maintenance products consist of the 3-IN-ONE and GT85 brands.
(2)Homecare and cleaning products (“HCCP”).
Contract Balances
Contract liabilities consist of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $3.0 million and $4.3 million as of November 30, 2024 and August 31, 2024, respectively. Substantially all of the $4.3 million that was included in contract liabilities as of August 31, 2024 was recognized to revenue during the three months ended November 30, 2024. These contract liabilities are recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. Contract assets are recorded if the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. The Company did not have any contract assets as of November 30, 2024 and August 31, 2024. The Company has an unconditional right to payment for its trade and other accounts receivable on the Company’s condensed consolidated balance sheets. These receivables are presented net of an allowance for credit losses of $1.8 million as of November 30, 2024 and which was not significant as of August 31, 2024.
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
In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of November 30, 2024, no such commitments were outstanding.
Litigation
From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. As of November 30, 2024, there were no unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss. As to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.
Indemnifications
As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not capped; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of November 30, 2024.
From time to time, the Company enters into indemnification agreements with certain parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. Indemnification agreements are generally entered into in the context of the particular agreements and are provided in an attempt to allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is not capped, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of November 30, 2024.
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
The provision for income taxes was 22.0% and 24.2% of income before income taxes for the three months ended November 30, 2024 and 2023, respectively. This 2.2% decrease in the effective tax rate from period to period was primarily due to an increase in excess tax benefits from settlements of stock-based equity awards that are recognized in the provision for income taxes.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes of limitations, the Company’s federal income tax returns for years prior to fiscal year 2018 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2020 are no longer subject to examination. The Company is currently under audit in various state jurisdictions for fiscal years 2021 through 2022. The Company has estimated that up to $13.4 million of unrecognized tax benefits related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitations within the next twelve months. This includes $13.1 million associated with the Tax Cuts and Jobs Act’s mandatory one-time “toll tax” on unremitted foreign earnings. Audit outcomes and the timing of settlements are subject to significant uncertainty. Please refer to subsequent events for potential unrecognized tax benefits related to income tax positions after the period ending November 30, 2024.
Note 14.    Business Segments and Foreign Operations
The Company evaluates the performance of its segments and allocates resources to them based on sales and income from operations. The Company is organized on the basis of geographical area into the following three segments: the Americas; EIMEA; and Asia-Pacific. Segment data does not include inter-segment revenues. Unallocated corporate expenses are general corporate overhead expenses not directly attributable to the business segments and are reported separate from the Company’s identified segments. Corporate overhead costs include expenses for the Company’s accounting and finance, information technology, legal, human resources, research and development, quality control and executive management functions, as well as all direct costs associated with public company compliance matters including legal, audit and other professional services costs.

Summary information about reportable segments is as follows (in thousands):

For the Three Months Ended	Americas	EIMEA	Asia-Pacific	Unallocated Corporate (1)	Total
November 30, 2024
Net sales	$69,436	$57,483	$26,576	$-	$153,495
Income from operations	$12,652	$13,681	$10,180	$(11,391)	$25,122
Depreciation and amortization expense (2)	$931	$1,040	$58	$46	$2,075
Interest income	$58	$63	$27	$-	$148
Interest expense	$653	$219	$1	$-	$873

November 30, 2023
Net sales	$64,075	$48,754	$27,587	$-	$140,416
Income from operations	$14,196	$9,515	$11,025	$(10,552)	$24,184
Depreciation and amortization expense (2)	$1,051	$1,074	$57	$79	$2,261
Interest income	$-	$46	$28	$-	$74
Interest expense	$560	$584	$2	$-	$1,146
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
Note 15.    Subsequent Events
Dividend Declaration
On December 11, 2024, the Company’s Board approved a 7% increase in the regular quarterly cash dividend, increasing it from $0.88 per share to $0.94 per share. The $0.94 per share dividend declared on December 11, 2024 is payable on January 31, 2025 to stockholders of record at the close of business on January 17, 2025.
Release of Uncertain Tax Position
Due to the expiration of federal statutes on December 17, 2024, the Company released an unrecognized tax benefit associated with the Tax Cuts and Jobs Act of 2017 mandatory onetime “toll tax” on unremitted foreign earnings. The release of this unrecognized tax benefit is expected to generate a favorable income tax adjustment of $11.9 million, net of federal benefit, in the fiscal second quarter ending February 28, 2025.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, the terms “we,” “our,” and “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percentages in tables and discussions may not total due to rounding.
The following information is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included in Part I—Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, which was filed with the Securities and Exchange Commission (“SEC”) on October 21, 2024.
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
Actual events or results may differ materially from those projected in forward-looking statements due to various factors, including, but not limited to, those identified in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, and in Part II—Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.
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
Our products are sold in various locations around the world. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, India, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”) and Australia. During the first quarter of fiscal year 2025 we classified our homecare and cleaning product businesses in the Americas and EIMEA segments to held for sale. We sell our products primarily through hardware stores, automotive parts outlets, industrial distributors and suppliers, mass retail and home center stores, value retailers, grocery stores, online retailers, warehouse club stores, farm supply, sport retailers, and independent bike dealers.

Highlights
The following summarizes the financial and operational highlights for our business during the three months ended November 30, 2024:
•Consolidated net sales increased $13.1 million or 9%, to $153.5 million compared to the corresponding period of the prior fiscal year. Increases in sales volume favorably impacted net sales by approximately $10.4 million from period to period. Increases in the average selling price of our products positively impacted net sales by approximately $1.2 million from period to period, primarily due to sales price increases implemented in certain regions during the prior fiscal year. Changes to net sales attributable to volumes and average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period. Consolidated net sales was also favorably impacted by changes in foreign currency exchange rates which was estimated to be $1.5 million from period to period.
•Gross profit as a percentage of net sales increased to 54.8% compared to 53.8% for the corresponding period of the prior fiscal year.
•Consolidated net income increased $1.4 million, or 8%, compared to the corresponding period of the prior fiscal year.
•Diluted earnings per common share were $1.39 versus $1.28 in the prior fiscal year period.
•During the first quarter of fiscal year 2025 we reclassified our homecare and cleaning product businesses in the Americas and EIMEA segments to held for sale.
•We returned approximately $15.6 million to our stockholders in the first quarter of fiscal 2025 through share repurchases and dividends.
Results of Operations
Three Months Ended November 30, 2024 Compared to Three Months Ended November 30, 2023
Operating Items
The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended November 30,
	2024	2023	Change from Prior Year
			Dollars	Percent
Net sales:
WD-40 Multi-Use Product	$118,547	$107,677	$10,870	10%
WD-40 Specialist	19,172	16,842	2,330	14%
Other maintenance products	7,788	7,626	162	2%
Total maintenance products	145,507	132,145	13,362	10%
HCCP (1)	7,988	8,271	(283)	(3)%
Total net sales	153,495	140,416	13,079	9%
Cost of products sold	69,408	64,863	4,545	7%
Gross profit	84,087	75,553	8,534	11%
Operating expenses	58,965	51,369	7,596	15%
Income from operations	$25,122	$24,184	$938	4%
Net income	$18,925	$17,482	$1,443	8%
EPS – diluted	$1.39	$1.28	$0.11	9%
Shares used in diluted EPS	13,573	13,584	(11)	0%
(1)Homecare and cleaning products (“HCCP”)

Net Sales by Segment
The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended November 30,
	2024	2023	Change from Prior Year
			Dollars	Percent
Americas	$69,436	$64,075	$5,361	8%
EIMEA	57,483	48,754	8,729	18%
Asia-Pacific	26,576	27,587	(1,011)	(4)%
Total	$153,495	$140,416	$13,079	9%
Americas Sales
The following table summarizes net sales by product line for the Americas segment, which includes the U.S., Canada and Latin America (in thousands, except percentages):

	Three Months Ended November 30,
	2024	2023	Change from Prior Year
			Dollars	Percent
WD-40 Multi-Use Product	$52,901	$48,511	$4,390	9%
WD-40 Specialist	8,233	7,108	1,125	16%
Other maintenance products	4,274	4,126	148	4%
Total maintenance products	65,408	59,745	5,663	9%
HCCP	4,028	4,330	(302)	(7)%
Total net sales	$69,436	$64,075	$5,361	8%
% of consolidated net sales	45%	45%
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Americas segment (in millions):

Change from Prior Year
First Quarter

Increase in average selling price(1)	$0.2
Increase in sales volume(1)	6.3
Currency impact on current period	(1.1)
Increase in net sales	$5.4
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Americas Sales – Three Months Ended – November 30, 2024 Compared to November 30, 2023
Net sales in the Americas segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $4.4 million, or 9%, primarily due to increases in U.S. and Latin America of $2.4 million and $2.3 million, or 7% and 21%, respectively. The increase in the U.S. was primarily due to higher sales volume as a result of successful promotional programs. Sales in Latin America were favorably impacted by increased sales in Brazil which benefited from a shift from an indirect distribution model to a direct model in the third quarter of fiscal year 2024. This shift favorably impacted sales in Brazil by $3.1 million for the three months ended November 30, 2024. This increase in Latin America was partially offset by lower sales in Mexico due to decreased volumes and the timing of customer orders, as well as unfavorable changes in foreign currency exchange rates.

•WD-40 Specialist sales increased $1.1 million, or 16%, primarily due to new distribution and successful promotional programs in the United States.
•Other maintenance product sales remained relatively constant from period to period.
•Homecare and cleaning product sales decreased $0.3 million, or 7%, primarily due to reduced sales volume in the U.S. as a result of a lower level of advertising and promotional activities associated with these brands, as we focus on increasing sales of maintenance products in support of our four-by-four strategic framework.
•For the three months ended November 30, 2024, 73% of sales came from the U.S., and 27% of sales came from Canada and Latin America combined compared to the three months ended November 30, 2023 when 75% of sales came from the U.S., and 25% of sales came from Canada and Latin America.
EIMEA Sales
The following table summarizes net sales by product line for the EIMEA segment, which includes Europe, India, the Middle East and Africa (in thousands, except percentages):

	Three Months Ended November 30,
	2024	2023	Change from Prior Year
			Dollars	Percent
WD-40 Multi-Use Product	$44,866	$37,044	$7,822	21%
WD-40 Specialist	7,817	6,666	1,151	17%
Other maintenance products	3,194	3,062	132	4%
Total maintenance products	55,877	46,772	9,105	19%
HCCP	1,606	1,982	(376)	(19)%
Total net sales	$57,483	$48,754	$8,729	18%
% of consolidated net sales	38%	35%
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the EIMEA segment (in millions):

Change from Prior Year
First Quarter

Increase in average selling price(1)	$0.5
Increase in sales volume(1)	6.2
Currency impact on current period	2.0
Increase in net sales	$8.7
(1)    Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
The countries and regions in Europe where we sell through a direct sales force include the U.K., Italy, France, Iberia (which includes Spain and Portugal) DACH (which includes Germany, Austria and Switzerland) and Benelux (which includes Belgium, the Netherlands and Luxembourg). The regions in the EIMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe.
EIMEA Sales – Three Months Ended – November 30, 2024 Compared to November 30, 2023
Net sales increased in the EIMEA segment from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $7.8 million, or 21%, primarily due to higher sales volume across almost all regions. Sales increased most significantly in India, France, the Benelux regions and Iberia, which were up $1.9 million, $1.0 million, $0.9 million and $0.9 million, respectively, from period to period. Sales in India increased due to increased distribution and timing of customer orders. Most regions in EIMEA have experienced continued recovery of sales volumes since price increases we implemented in late fiscal year 2022 and early fiscal year 2023. While most of this volume recovery was experienced in fiscal year 2024 after customers adjusted to those price increases, this volume recovery has continued into fiscal year 2025 and resulted in higher sales levels.
•WD-40 Specialist sales increased $1.2 million, or 17%, primarily due to higher sales volume as a result of increased distribution and stronger levels of demand most significantly in Iberia, U.K. and Italy which were each up $0.5 million, $0.3 million, and $0.3 million, respectively.
•Other maintenance product sales remained relatively constant from period to period.
•Homecare and cleaning product sales decreased $0.4 million, or 19%, primarily due to reduced demand in the U.K. as a result of a lower level of advertising and promotional activities associated with these brands, as we focus on increasing sales of maintenance products in support of our four-by-four strategic framework.
Asia-Pacific Sales
The following table summarizes net sales by product line for the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2024	2023	Dollars	Percent
WD-40 Multi-Use Product	$20,780	$22,122	$(1,342)	(6)%
WD-40 Specialist	3,122	$3,068	$54	2%
Other maintenance products	320	$438	$(118)	(27)%
Total maintenance products	24,222	$25,628	$(1,406)	(5)%
HCCP	2,354	1,959	395	20%
Total net sales	$26,576	$27,587	$(1,011)	(4)%
% of consolidated net sales	17%	20%
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Asia-Pacific segment (in millions):

Change from Prior Year
First Quarter

Increase in average selling price(1)	$0.5
Decrease in sales volume(1)	(2.1)
Currency impact on current period	0.6
Increase in net sales	$(1.0)
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Asia-Pacific Sales – Three Months Ended – November 30, 2024 Compared to November 30, 2023
Net sales in the Asia-Pacific segment decreased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales decreased $1.3 million, or 6%, primarily due to decreases in our Asia distributor markets of $2.6 million partially offset by increases in China of $1.0 million. Asia distributor markets experienced a decrease in sales volume due to timing of customer orders placed by many of our marketing distributor customers, particularly in Indonesia, South Korea, and Philippines. Many of these marketing distributors were carrying high levels of inventory after participating in successful promotional programs in fiscal year 2024 and reduced the volume of orders during the first quarter of fiscal year 2025 to adjust to more normal levels of inventory for our product. Sales in China increased due to increased sales volume from successful promotional programs and marketing activities.

•WD-40 Specialist sales remained relatively constant from period to period.
•Homecare and cleaning product sales increased $0.4 million, or 20%. The increase was due to higher sales volume in Australia attributable to increased support of these products from successful promotional activities and improved packaging. Our homecare and cleaning businesses in the Asia-Pacific segment are not held for sale.
•Net sales were favorably impacted $0.6 million across our various brands as a result of changes in foreign currency exchange rates.
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
•In the EIMEA segment, the cost of our products sold are generated in the Pound Sterling and Euro. The strengthening or weakening of the Pound Sterling and Euro against U.S. Dollar may result in foreign currency related changes to the gross margin percentage in the EIMEA segment from period to period.
•Our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.6 million and $4.1 million for the three months ended November 30, 2024 and 2023, respectively.
The following table summarizes gross margin and gross profit (in thousands, except percentages):

	Three Months Ended November 30,
	2024	2023	Change from Prior Year
Gross profit	$84,087	$75,553	$8,534
Gross margin	54.8%	53.8%	100	bps (1)
(1)Basis points (“bps”) change in gross margin.
Gross Margin – Three Months Ended – November 30, 2024 Compared to November 30, 2023
Gross margin increased 100 bps primarily due to the following favorable impacts, partially offset by unfavorable impacts:

Favorable/(Unfavorable)	Explanations
140 bps	Favorable sales mix and other miscellaneous mix impacts
60 bps	Lower costs of specialty chemicals used in the formulation of our products
(100) bps	Higher warehousing, distribution and freight costs, primarily in the Americas segment
During the first quarter of fiscal year 2025 we reclassified our homecare and cleaning product businesses in the Americas and EIMEA segments to held for sale. Gross margin excluding these products was 55.4% during the three months ended November 30, 2024.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended November 30,
	2024	2023	Change from Prior Year
(in thousands)			Dollars	Percent
SG&A expenses	$50,525	$44,135	$6,390	14%
% of net sales	32.9%	31.4%
SG&A Expenses – Three Months Ended – November 30, 2024 Compared to November 30, 2023
The increase in SG&A expenses was primarily due to increases in employee-related costs of $2.2 million due to higher accrued incentive compensation, annual compensation increases and higher headcount. This was partially offset by lower stock based compensation expense due to changes in the vesting provisions for the acceleration of expense for certain equity awards granted during the first quarter of fiscal year 2025. Professional services fees increased $1.6 million in support of our strategic initiatives in the Americas and EIMEA segments, primarily due to higher costs associated with computer related software licenses and solutions, including increased cloud computing amortization of $0.4 million. In addition, provision for credit losses increased by $1.0 million, and freight expense increased by $0.5 million primarily due to the combined impacts of higher sales and increased costs.
We continued our research and development investment, the majority of which is associated with our maintenance products. Our research and development team engages in innovation and renovation of our products, consumer research, environmental and sustainability initiatives, new product development, and testing activities. This team leverages its development capabilities by collaborating with a network of outside resources including our current and prospective third-party contract manufacturers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed. Research and development costs were $1.9 million for both the three months ended November 30, 2024 and 2023.
Advertising and Sales Promotion (“A&P”) Expenses

	Three Months Ended November 30,
			Change from Prior Year
(in thousands)	2024	2023	Dollars	Percent
A&P expenses	$8,393	$6,983	$1,410	20%
% of net sales	5.5%	5.0%
A&P Expenses – Three Months Ended – November 30, 2024 Compared to November 30, 2023
The increase in A&P expenses was primarily due to a higher level of promotional programs and marketing support, particularly in EIMEA and the Americas segments.
As a percentage of net sales, A&P expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales were $8.8 million and $7.8 million, or 5.7% and 5.5% for the three months ended November 30, 2024 and 2023, respectively. Therefore, our total expenditure on A&P activities was $17.2 and $14.8 million or 11.2% and 10.5% of net sales for the three months ended November 30, 2024 and 2023, respectively.

Income from Operations by Segment
The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended November 30,
	2024	2023	Change from Prior Year
			Dollars	Percent
Americas	$12,652	$14,196	$(1,544)	(11)%
EIMEA	13,681	9,515	4,166	44%
Asia-Pacific	10,180	11,025	(845)	(8)%
Unallocated corporate (1)	(11,391)	(10,552)	(839)	(8)%
Total	$25,122	$24,184	$938	4%
(1)Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the business segments. These expenses are reported separate from our identified segments and are included in Selling, General and Administrative expenses on our consolidated statements of operations.
Americas
Americas Operating Income – Three Months Ended – November 30, 2024 Compared to November 30, 2023
Income from operations for the Americas decreased to $12.7 million, down $1.5 million, or 11%, due to higher operating expenses partially offset by increased sales. Gross margin for the Americas segment stayed relatively constant decreasing slightly from 50.7% to 50.4% from period to period while sales increased $2.6 million. Operating expenses increased $4.1 million primarily due to higher employee-related costs as a result of increased headcount and annual compensation increases as well as an increase in provision for credit losses from period to period. Operating income as a percentage of net sales decreased from 22.2% to 18.2% period over period.
EIMEA
EIMEA Operating Income – Three Months Ended – November 30, 2024 Compared to November 30, 2023
Income from operations for the EIMEA segment increased to $13.7 million, up $4.2 million, or 44%, primarily due to a $8.7 million increase in sales and a higher gross margin, partially offset by higher operating expenses. Gross margin for the EIMEA segment increased from 54.9% to 57.8% primarily due to the favorable impact of decreases in the costs of aerosol cans and changes in sales mix and market mix from period to period. Operating expenses increased $2.3 million primarily due to higher employee-related costs as a result of higher accrued incentive compensation, annual compensation increases and increased headcount. In addition, operating expenses increased due to higher A&P and freight expenses. Operating income as a percentage of net sales increased from 19.5% to 23.8% period over period.
Asia-Pacific
Asia-Pacific Operating Income – Three Months Ended – November 30, 2024 Compared to November 30, 2023
Income from operations for the Asia-Pacific segment decreased to $10.2 million, down $0.8 million, or 8%, primarily due to a $1.0 million decrease in sales partially offset by a higher gross margin. Gross margin for the Asia-Pacific segment increased from 59.2% to 59.6% primarily due to the favorable impact of changes in sales mix and market mix from period to period. Operating income as a percentage of net sales decreased from 40.0% to 38.3% period over period.
Unallocated Corporate
Unallocated Corporate Expenses – Three Months Ended – November 30, 2024 Compared to November 30, 2023
Unallocated Corporate expenses increased to $11.4 million, up $0.8 million, or 8%, as a result higher costs associated with cloud-based software solutions and the amortization of costs associated with the implementation of the ERP system in the United States.

Non-Operating Items
The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended November 30,
	2024	2023	Change
Interest income	$148	$74	$74
Interest expense	$873	$1,146	$(273)
Other expense, net	$(141)	$(40)	$(101)
Provision for income taxes	$5,331	$5,590	$(259)
Provision for Income Taxes
The provision for income taxes was 22.0% and 24.2% of income before income taxes for the three months ended November 30, 2024 and 2023, respectively. Descriptions of impacts on our effective income tax rate are incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 13 – Income Taxes included in this report.
Net Income
Net income increased 8% to $18.9 million, or $1.39 per common share on a fully diluted basis, for the three months ended November 30, 2024 compared to $17.5 million, or $1.28 per common share on a fully diluted basis, for the three months ended November 30, 2023. Changes in foreign currency exchange rates from period to period had an estimated favorable impact of $0.5 million on consolidated net income for the first quarter of fiscal year 2025.
Performance Measures and Non-GAAP Reconciliations
In managing our business operations and assessing our financial performance, we supplement the information provided by our financial statements with certain non-GAAP performance measures. These performance measures are part of our current 55/30/25 business model, which includes gross margin, cost of doing business, and earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”), the latter two of which are non-GAAP performance measures. Cost of doing business is defined as total operating expenses less amortization of definite-lived intangible assets, impairment charges related to intangible assets, amortization of implementation costs associated with cloud computing arrangements (“cloud computing amortization”) and depreciation in operating departments. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation, amortization of definite-lived intangible assets, and cloud computing amortization. We have placed a new cloud-based enterprise resource planning system into service in the U.S., which we began to amortize in the second quarter of fiscal year 2024. Implementation of such systems is related to initiatives associated with our strategic framework to help us achieve greater operational efficiencies. Cloud computing amortization is recognized in selling, general and administrative expenses in our condensed consolidated statements of operations.
We target our gross margin to be 55% of net sales, our cost of doing business to be 30% of net sales, and our Adjusted EBITDA to be 25% of net sales. Results for these performance measures may vary from period to period depending on various factors, including economic conditions such as the inflationary environment we have experienced in the last several fiscal years, and our level of investment in activities for the future such as those related to quality assurance, regulatory compliance, information technology, sustainability, and intellectual property protection in order to safeguard our WD-40 brand. Our targets for gross margin and these other performance measures are long-term in nature and we expect to make progress towards them over time. Given the anticipated divestiture of certain trade names of our homecare and cleaning products, progression on certain aspects of our business model may be challenged if the divestiture occurs. However, we intend to focus our resources and investments from the potential sale of those brands on growing our higher growth and higher gross margin core business.

The following table summarizes the results of these performance measures:

	Three Months Ended November 30,
	2024	2023
Gross margin – GAAP	55%	54%
Cost of doing business as a percentage of net sales – non-GAAP	37%	36%
Adjusted EBITDA as a percentage of net sales – non-GAAP (1)	18%	19%
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
Cost of Doing Business (in thousands, except percentages)

	Three Months Ended November 30,
	2024	2023
Total operating expenses – GAAP	$58,965	$51,369
Amortization (1)	(464)	(308)
Depreciation (in operating departments)	(957)	(1,049)
Cost of doing business	$57,544	$50,012
Net sales	$153,495	$140,416
Cost of doing business as a percentage of net sales – non-GAAP	37%	36%
(1)    Includes amortization of definite-lived intangible assets and cloud computing amortization.
Adjusted EBITDA (in thousands, except percentages)

	Three Months Ended November 30,
	2024	2023
Net income – GAAP	$18,925	$17,482
Provision for income taxes	5,331	5,590
Interest income	(148)	(74)
Interest expense	873	1,146
Amortization (1)	464	308
Depreciation	2,028	2,010
Adjusted EBITDA	$27,473	$26,462
Net sales	$153,495	$140,416
Adjusted EBITDA as a percentage of net sales – non-GAAP	18%	19%
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
We have historically held a balance of outstanding draws on our line of credit in either U.S. Dollars in the Americas segment, or in Euros and Pounds Sterling in the EIMEA segment. Euro and Pound Sterling denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. We have the ability to refinance any draws under the line of credit with successive short-term borrowings through the April 30, 2029 maturity date of the Credit Agreement. Outstanding draws for which we have both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of November 30, 2024, $19.0 million of this facility was classified as long-term and was entirely denominated in Euros. $22.6 million was classified as short-term and was entirely denominated in U.S. Dollars. In the United States, we held $66.4 million in fixed rate long-term borrowings as of November 30, 2024, consisting of senior notes under our Note Agreement. We paid $0.4 million in principal payments on our Series A Notes during the first three months of fiscal year 2025. There were no other letters of credit outstanding or restrictions on the amount available on our line of credit or notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three and a half to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 8 – Debt for additional information on these financial covenants. At November 30, 2024, we were in compliance with all material debt covenants. We continue to monitor our compliance with all debt covenants and, at the present time, we believe that the likelihood of being unable to satisfy all material covenants is remote. At November 30, 2024, we had a total of $54.9 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.
We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund short-term and long-term operating requirements, capital expenditures, dividend payments, acquisitions, new business development activities and share repurchases. On June 19, 2023, the Board approved the 2023 Repurchase Plan. Under the 2023 Repurchase Plan, which became effective on September 1, 2023, we are authorized to acquire up to $50.0 million of our outstanding shares through August 31, 2025, of which $38.3 million remains available for the repurchase of shares of common stock as of November 30, 2024.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended November 30,
	2024	2023	Change
Net cash provided by operating activities	$14,930	$26,916	$(11,986)
Net cash used in investing activities	(567)	(671)	104
Net cash used in financing activities	(4,097)	(24,502)	20,405
Effect of exchange rate changes on cash and cash equivalents	(2,051)	431	(2,482)
Net increase in cash and cash equivalents	$8,215	$2,174	$6,041
Operating Activities
Net cash provided by operating activities decreased $12.0 million to $14.9 million for the three months ended November 30, 2024. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the three months ended November 30, 2024 was net income of $18.9 million, which increased approximately $1.4 million from period to period. Changes in adjustments to reconcile net income to cash decreased net cash provided by operating activities by $0.9 million, primarily due to a decreases in stock based compensation and impairments of inventories partially offset by an increase in provision for credit losses during the first three months of the current fiscal year.
Changes in working capital decreased net cash provided by operating activities by $12.5 million for the three months ended November 30, 2024 primarily due to changes in inventory balances. Changes in inventory balances decreased net cash provided by operating activities by $6.7 million. The prior fiscal year comparison period had higher inventory levels built up from previous fiscal years and therefore fewer inventory purchases were made in the prior fiscal year. In addition, net cash provided by operating activities decreased by $4.0 million primarily due to higher earned incentive payouts in the first quarter of fiscal year 2025 compared to the same period of the prior fiscal year.
Investing Activities
Net cash used in investing activities remained relatively consistent from period to period.
Financing Activities
Net cash used in financing activities increased $20.4 million to $4.1 million for the three months ended November 30, 2024. This change was primarily due to net proceeds of $14.8 million on our revolving credit facility during the first three months of the fiscal year, compared to net repayments of $9.7 million in the corresponding period of the prior fiscal year. In addition, cash used in financing activities increased due to a $2.2 million increase in shares withheld to cover taxes on conversion of equity awards, as well as a $1.2 million increase in treasury stock repurchases.
Effect of Exchange Rate Changes
All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $2.1 million for the three months ended November 30, 2024 as compared to an increase in cash of $0.4 million for the three months ended November 30, 2023. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Euro and Pound Sterling against the U.S. Dollar.
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
In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of November 30, 2024, no such commitments were outstanding.
Share Repurchase Plans
The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 9 — Share Repurchase Plan included in this report.

Dividends
On December 11, 2024, the Company’s Board approved a 7% increase in the regular quarterly cash dividend, increasing it from $0.88 per share to $0.94 per share. The $0.94 per share dividend declared on December 11, 2024 is payable on January 31, 2025 to stockholders of record at the close of business on January 17, 2025.
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
There have been no material changes in our critical accounting estimates from those disclosed in Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, which was filed with the SEC on October 21, 2024.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is incorporated by reference to Part II—Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, which was filed with the SEC on October 21, 2024.
Item 4.    Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2024, the end of the period covered by this report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.
There were no changes in our internal control over financial reporting during the three months ended November 30, 2024 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this item is incorporated by reference to the information set forth in Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 12 — Commitments and Contingencies, included in this report.
Item 1A.    Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, which was filed with the SEC on October 21, 2024. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, could also materially adversely affect our operating results, financial condition or future business.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On June 19, 2023, the Company’s Board approved a share repurchase plan (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, which became effective on September 1, 2023, the Company is authorized to acquire up to $50.0 million of its outstanding shares through August 31, 2025. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the three months ended November 30, 2024, the Company repurchased 13,750 shares at an average price of $263.75 per share, for a total cost of $3.6 million under this $50.0 million plan.
The following table provides information with respect to all purchases made by the Company during the three months ended November 30, 2024. All purchases listed below were made in the open market at prevailing market prices and were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Exchange Act.

	Total # of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plans & Programs	Max $ Value of Shares That May Yet Be Purchased Under the Plans & Programs
Period
September 1 – September 30	5,000	$258.76	5,000	$40,612,112
October 1 – October 31	5,000	$257.44	5,000	$39,324,902
November 1 – November 30	3,750	$278.80	3,750	$38,279,392
	13,750	$263.75	13,750

Item 5.    Other Information
During the three months ended November 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

101
The following materials from WD-40 Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: January 10, 2025	By:	/s/ STEVEN A. BRASS
Steven A. Brass President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ SARA K. HYZER
Sara K. Hyzer Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)