Form 10-Q
period 2025-02-28
WD 40 CO
filed 2025-04-09
CIK 105132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2025

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
Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 3, 2025 was 13,545,364.

WD-40 COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended February 28, 2025

PART 1 — FINANCIAL INFORMATION
Item 1.    Financial Statements
WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	February 28, 2025	August 31, 2024
Assets
Current assets:
Cash and cash equivalents	$52,995	$46,699
Trade and other accounts receivable, net	110,784	117,493
Inventories	80,512	79,088
Other current assets	28,146	12,161
Total current assets	272,437	255,441
Property and equipment, net	58,628	62,983
Goodwill	96,499	96,985
Other intangible assets, net	2,345	6,222
Right-of-use assets	12,139	11,611
Deferred tax assets, net	973	993
Other assets	15,241	14,804
Total assets	$458,262	$449,039

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,965	$35,960
Accrued liabilities	30,595	31,272
Accrued payroll and related expenses	17,070	26,055
Short-term borrowings	30,745	8,659
Income taxes payable	1,104	1,554
Total current liabilities	113,479	103,500
Long-term borrowings	84,406	85,977
Deferred tax liabilities, net	9,994	9,066
Long-term operating lease liabilities	6,852	5,904
Other long-term liabilities	1,389	14,066
Total liabilities	216,120	218,513

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 19,954,495 and 19,925,212 shares issued at February 28, 2025 and August 31, 2024, respectively; and 13,551,614 and 13,548,581 shares outstanding at February 28, 2025 and August 31, 2024, respectively	20	20
Additional paid-in capital	176,850	175,642
Retained earnings	523,969	499,931
Accumulated other comprehensive loss	(36,200)	(29,268)
Common stock held in treasury, at cost — 6,402,881 and 6,376,631 shares at February 28, 2025 and August 31, 2024, respectively	(422,497)	(415,799)
Total stockholders’ equity	242,142	230,526
Total liabilities and stockholders’ equity	$458,262	$449,039
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended February 28/29,		Six Months Ended February 28/29,
	2025	2024	2025	2024

Net sales	$146,104	$139,105	$299,599	$279,521
Cost of products sold	66,388	66,164	135,796	131,027
Gross profit	79,716	72,941	163,803	148,494

Operating expenses:
Selling, general and administrative	48,988	45,023	99,513	89,158
Advertising and sales promotion	7,404	6,725	15,797	13,708
Amortization of definite-lived intangible assets	44	252	91	503
Total operating expenses	56,436	52,000	115,401	103,369

Income from operations	23,280	20,941	48,402	45,125

Other income (expense):
Interest income	106	66	254	140
Interest expense	(1,021)	(1,008)	(1,894)	(2,154)
Other income (expense), net	74	(193)	(67)	(233)
Income before income taxes	22,439	19,806	46,695	42,878
(Benefit) provision for income taxes	(7,412)	4,270	(2,081)	9,860
Net income	$29,851	$15,536	$48,776	$33,018

Earnings per common share:
Basic	$2.20	$1.14	$3.59	$2.43
Diluted	$2.19	$1.14	$3.58	$2.42

Shares used in per share calculations:
Basic	13,552	13,558	13,550	13,559
Diluted	13,572	13,583	13,572	13,583
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended February 28/29,		Six Months Ended February 28/29,
	2025	2024	2025	2024

Net income	$29,851	$15,536	$48,776	$33,018
Other comprehensive income (loss):
Foreign currency translation adjustment	(747)	(433)	(6,932)	(43)
Total comprehensive income	$29,104	$15,103	$41,844	$32,975
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount				Shares	Amount
Balance at August 31, 2024	19,925,212	$20	$175,642	$499,931	$(29,268)	6,376,631	$(415,799)	$230,526
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	15,158	-	(2,883)					(2,883)
Stock-based compensation			1,499					1,499
Cash dividends ($0.88 per share)				(11,958)				(11,958)
Repurchases of common stock						13,750	(3,627)	(3,627)
Foreign currency translation adjustment					(6,185)			(6,185)
Net income				18,925				18,925
Balance at November 30, 2024	19,940,370	$20	$174,258	$506,898	$(35,453)	6,390,381	$(419,426)	$226,297
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	14,125	-	-					-
Stock-based compensation			2,592					2,592
Cash dividends ($0.94 per share)				(12,780)				(12,780)
Repurchases of common stock						12,500	(3,071)	(3,071)
Foreign currency translation adjustment					(747)			(747)
Net income				29,851				29,851
Balance at February 28, 2025	19,954,495	$20	$176,850	$523,969	$(36,200)	6,402,881	$(422,497)	$242,142
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

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended February 28/29,
	2025	2024
Operating activities:
Net income	$48,776	$33,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,062	4,683
Amortization of cloud computing implementation costs	835	313
Net gains on sales and disposals of property and equipment	(51)	(108)
Deferred income taxes	308	711
Tax benefit from release of uncertain tax position	(11,929)	—
Stock-based compensation	4,091	4,137
Unrealized foreign currency exchange (gains) losses	(658)	245
Provision for credit losses	978	122
Write-off of inventories	588	1,088
Changes in assets and liabilities:
Trade and other accounts receivable	1,536	(7,071)
Inventories	(8,509)	7,267
Other assets	(9,071)	(2,256)
Operating lease assets and liabilities, net	26	(16)
Accounts payable and accrued liabilities	(38)	3,612
Accrued payroll and related expenses	(8,400)	(1,872)
Other long-term liabilities and income taxes payable	364	1,019
Net cash provided by operating activities	22,908	44,892

Investing activities:
Purchases of property and equipment	(2,057)	(2,092)
Proceeds from sales of property and equipment	257	349
Net cash used in investing activities	(1,800)	(1,743)

Financing activities:
Treasury stock purchases	(6,698)	(5,319)
Dividends paid	(24,738)	(23,273)
Repayments of long-term senior notes	(400)	(400)
Net proceeds (repayments) from revolving credit facility	22,086	(4,177)
Shares withheld to cover taxes upon conversions of equity awards	(2,883)	(2,420)
Net cash used in financing activities	(12,633)	(35,589)
Effect of exchange rate changes on cash and cash equivalents	(2,179)	(260)
Net increase in cash and cash equivalents	6,296	7,300
Cash and cash equivalents at beginning of period	46,699	48,143
Cash and cash equivalents at end of period	$52,995	$55,443

Supplemental disclosure of noncash investing activities: Accrued capital expenditures	$284	$125
Finance lease obligation settled with prepaid deposit	$—	$3,855
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1.    The Company
WD-40 Company (the “Company”), incorporated in Delaware and based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products that solve problems in workshops, factories and homes around the world. The Company owns a wide range of brands that include maintenance products and homecare and cleaning products: WD-40® Multi-Use Product, WD-40 Specialist®, 3-IN-ONE®, GT85®, X-14®, 2000 Flushes®, Carpet Fresh®, no vac®, Spot Shot®, 1001®, Lava® and Solvol®. Certain assets of the Company’s homecare and cleaning product businesses are classified as held for sale as of February 28, 2025. Refer to Note 3 - Assets Held for Sale for additional information.
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
Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized in other income (expense), net in the Company’s condensed consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the condensed consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s condensed consolidated balance sheets. At February 28, 2025, the Company had a notional amount of $4.4 million outstanding in foreign currency forward contracts, which matured in March 2025. Unrealized net gains and losses related to foreign currency forward contracts were not significant at February 28, 2025 and August 31, 2024. Realized net gains and losses related to foreign currency forward contracts were not significant for the three and six months ended February 28, 2025 and February 29, 2024. Both unrealized and realized net gains and losses are recorded in other (expense) income, net in the Company’s condensed consolidated statements of operations.
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
Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of February 28, 2025, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents and short-

term borrowings are recorded at cost, which approximates their fair values, primarily due to their short-term nature. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $61.1 million as of February 28, 2025, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to their carrying value of $66.4 million. During the six months ended February 28, 2025, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.
Recently Issued Accounting Standards
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments primarily require enhanced disclosures about significant segment expenses regularly provided to the Chief Operating Decision Maker and included within each reported measure of segment profit or loss. The amendments are effective for the Company’s annual periods beginning September 1, 2024, and interim periods beginning September 1, 2025, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. The Company has been evaluating this ASU to determine its impact on the Company’s segment disclosures and will adopt this ASU on a retrospective basis in the Annual Report on Form 10-K for the fiscal year ending August 31, 2025.
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
Note 3.    Assets Held for Sale
Reclassification to Held for Sale of Certain Homecare and Cleaning Product Businesses
In the first quarter of fiscal year 2025, certain assets of the Company’s homecare and cleaning product businesses in the Americas and EIMEA segments met the criteria to be classified as held for sale. Management has determined that the planned sale of these brands does not represent a strategic shift having a major effect on the Company’s operations and financial results and therefore does not meet the criteria for classification as discontinued operations in the first quarter of fiscal year 2025.
Assets included as part of the disposal group classified as held for sale consisted of inventory, goodwill and other intangible assets, net. There are no liabilities in the disposal group.
The following table summarizes assets held for sale (in thousands):

February 28, 2025
Inventory	4,598
Goodwill	1,120
Other intangible assets, net	3,799
Total assets held for sale(1):	$9,517
(1)Total assets held for sale are included in other current assets on the Company’s condensed consolidated balance sheets.

Note 4.    Inventories
Inventories consisted of the following (in thousands):

	February 28, 2025	August 31, 2024
Product held at third-party contract manufacturers	$5,913	$8,199
Raw materials and components	10,835	10,037
Work-in-process	607	521
Finished goods	67,755	60,331
Inventory held for sale (1)	(4,598)	—
Total	$80,512	$79,088
(1)Inventory held for sale consists mostly of finished goods inventory and is included in other current assets on the Company’s condensed consolidated balance sheets.

Note 5.    Property and Equipment and Capitalized Cloud Computing Implementation Costs
Property and equipment, net, consisted of the following (in thousands):

	February 28, 2025	August 31, 2024
Machinery, equipment and vehicles	$52,808	$53,844
Buildings and improvements	27,752	28,433
Computer and office equipment	6,698	6,652
Internal-use software	9,388	9,799
Furniture and fixtures	3,055	3,165
Capital in progress	3,054	3,344
Land	4,180	4,260
Subtotal	106,935	109,497
Less: accumulated depreciation and amortization	(48,307)	(46,514)
Total	$58,628	$62,983
As of February 28, 2025 and August 31, 2024, the Company’s condensed consolidated balance sheets included $14.6 million and $13.4 million, respectively, of capitalized cloud computing implementation costs recorded as other assets within the Company’s condensed consolidated balance sheets. Accumulated amortization associated with these assets was $2.9 million and $2.1 million as of February 28, 2025 and August 31, 2024, respectively. Amortization expense associated with these assets was $0.4 million and $0.8 million for the three and six months ended February 28, 2025 and was not significant for the three and six months ended February 29, 2024.
Note 6.    Goodwill and Other Intangible Assets
Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EIMEA	Asia-Pacific	Total
Balance as of August 31, 2024	$86,765	$9,011	$1,209	$96,985
Translation adjustments	87	547	-	634
Goodwill held for sale (1)	(1,035)	(85)	-	(1,120)
Balance as of February 28, 2025	$85,817	$9,473	$1,209	$96,499
(1)Goodwill held for sale is included in other current assets on the Company’s condensed consolidated balance sheets.

During the second quarter of fiscal year 2025, the Company performed its annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as of the Company’s most recent goodwill impairment testing date, December 1, 2024. The Company performed a quantitative assessment to determine whether the fair value of any of its reporting units was lower than each reporting unit’s carrying amount. The Company determined the fair value of its reporting units by following the income approach, which uses a discounted cash flow methodology. The discounted cash flow methodology bases the fair value of each reporting unit on the present value of its estimated future cash flows. The discounted cash flow methodology also requires that management make assumptions about certain key inputs in the estimated cash flows, including long-term sales forecasts or growth rates, terminal growth rates and discount rates, all of which are inherently uncertain. The forecast of future cash flows was primarily based on historical data and management’s best estimates of sales growth rates and operating margins for each reporting unit for the next five fiscal years. The discount rate used was based on management’s estimate of the current weighted-average cost of capital for each reporting unit. As these assumptions are largely unobservable, the estimated fair values fall within Level 3 of the fair value hierarchy. Based on its quantitative assessment, the Company determined that the estimated fair value of each of its reporting units significantly exceeded their respective carrying values. As a result, the Company concluded that no impairment of its goodwill existed as of December 1, 2024. In addition, the Company concluded that there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to December 1, 2024 through February 28, 2025. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.
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
In the first quarter of fiscal year 2025, certain assets of the Company’s homecare and cleaning product businesses in the Americas and EIMEA segments was classified as held for sale. Definite-lived intangible assets included in homecare and cleaning include Spot Shot and Carpet Fresh in the Americas segment as well as the 1001 trade name in the EIMEA segment. Spot Shot in the Americas segment was recorded at an acquisition-date fair value of $13.7 million and was being amortized on a straight-line basis over the useful life of 17 years. Accumulated amortization expense was $10.9 million and the carrying value of this asset was $2.8 million as of August 31, 2024. Carpet Fresh in the Americas segment was recorded at an acquisition-date fair value of $2.8 million, was being amortized on a straight-line basis over the useful life of 13 years and was fully amortized as of August 31, 2022. The gross fair value for 1001 trade name in the EIMEA segment was $3.3 million at August 31, 2024 and was being amortized on a straight-line basis over the useful life of 20 years. Accumulated amortization expense was $2.2 million and the carrying value of this asset was $1.1 million as of August 31, 2024. Amortization of the Spot Shot and 1001 trade names ceased as of September 1, 2024.
The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	February 28, 2025	August 31, 2024
Gross carrying amount	$39,028	$38,863
Accumulated amortization	(32,884)	(32,641)
Less: other intangible assets, net, held for sale (1)	(3,799)	—
Net carrying amount	$2,345	$6,222
(1)Intangibles, net current held for sale are included in other current assets on the Company’s condensed consolidated balance sheets.
There has been no impairment charge for the six months ended February 28, 2025 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.

Changes in the carrying amounts of definite-lived intangible assets by segment for the six months ended February 28, 2025 are summarized below (in thousands):

	Americas	EIMEA	Asia-Pacific	Total
Balance as of August 31, 2024	$5,354	$868	—	$6,222
Amortization expense	(91)	—	—	(91)
Translation adjustments	(97)	110	—	13
Less: other intangible assets, net, held for sale (1)	(2,821)	(978)	—	(3,799)
Balance as of February 28, 2025	$2,345	$-	$—	$2,345
(1)Other intangible assets, net current held for sale are included in other current assets on the Company’s condensed consolidated balance sheets.
The estimated amortization expense for the Company’s definite-lived intangible assets is not significant in any future individual fiscal year.

Note 7.    Accrued and Other Liabilities
Accrued liabilities consisted of the following (in thousands):

	February 28, 2025	August 31, 2024
Accrued advertising and sales promotion expenses	$13,133	$15,091
Accrued professional services fees	2,249	2,058
Accrued sales taxes and other taxes	3,674	2,885
Deferred revenue	4,075	4,288
Short-term operating lease liability	2,249	2,294
Other	5,215	4,656
Total	$30,595	$31,272
Accrued payroll and related expenses consisted of the following (in thousands):

	February 28, 2025	August 31, 2024
Accrued incentive compensation	$7,514	$13,532
Accrued payroll	5,013	4,559
Accrued payroll taxes	1,978	2,907
Accrued profit sharing	1,899	4,403
Other	666	654
Total	$17,070	$26,055
Note 8.    Debt
As of February 28, 2025, the Company held borrowings under two separate agreements as detailed below.
Note Purchase and Private Shelf Agreement
The Company holds borrowings under its Note Purchase and Private Shelf Agreement, as amended (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”). As of February 28, 2025, the Company had outstanding balances on its series A, B and C notes issued under the Note Agreement.
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
Short-term and long-term borrowings under the Company’s Credit Agreement and Note Agreement consisted of the following (in thousands):

	Issuance	Maturities	February 28, 2025	August 31, 2024

Credit Agreement – revolving credit facility (1)	Various	4/30/2029	$48,751	$27,836

Note Agreement
Series A Notes – 3.39% fixed rate(2)	11/15/2017	2025-2032	14,400	14,800
Series B Notes – 2.50% fixed rate(3)	9/30/2020	11/15/2027	26,000	26,000
Series C Notes – 2.69% fixed rate(3)	9/30/2020	11/15/2030	26,000	26,000
Total borrowings			115,151	94,636
Short-term portion of borrowings			(30,745)	(8,659)
Total long-term borrowings			$84,406	$85,977
(1)The Company has the ability to refinance any draw under the line of credit with successive short-term borrowings through the maturity date. Outstanding draws for which management has the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of February 28, 2025, $18.9 million of this facility was classified as long-term and was entirely denominated in Euros. $29.9 million was classified as short-term and was denominated in U.S. Dollars. Euro and Pound Sterling denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.
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
As of February 28, 2025, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.
Note 9.    Share Repurchase Plan
On June 19, 2023, the Company’s Board (the “Board”) approved a share repurchase plan (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, which became effective on September 1, 2023, the Company is authorized to acquire up to $50.0 million of its outstanding shares through August 31, 2025. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the six months ended February 28, 2025, the Company repurchased 26,250 shares at an average price of $255.17 per share, for a total cost of $6.7 million. As of February 28, 2025, the Company is authorized to purchase an additional $35.2 million under the 2023 Repurchase Plan.
Note 10.    Earnings per Common Share
The table below reconciles net income to net income available to common stockholders (in thousands):

	Three Months Ended February 28/29,		Six Months Ended February 28/29,
	2025	2024	2025	2024
Net income	$29,851	$15,536	$48,776	$33,018
Less: Net income allocated to participating securities	(86)	(56)	(150)	(122)
Net income available to common stockholders	$29,765	$15,480	$48,626	$32,896
The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended February 28/29,		Six Months Ended February 28/29,
	2025	2024	2025	2024
Weighted-average common shares outstanding, basic	13,552	13,558	13,550	13,559
Weighted-average dilutive securities	20	25	22	24
Weighted-average common shares outstanding, diluted	13,572	13,583	13,572	13,583
For the three months ended February 28, 2025, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 9,544 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. For the three months ended February 29, 2024, there were no anti-dilutive stock-based equity awards outstanding.
For the six months ended February 28, 2025 and February 29, 2024, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 7,866 and 2,702, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

Note 11.    Revenue
The following table presents the Company’s revenues by segment and major source (in thousands):

	Three Months Ended February 28, 2025				Six Months Ended February 28, 2025
	Americas	EIMEA	Asia-Pacific	Total	Americas	EIMEA	Asia-Pacific	Total
WD-40 Multi-Use Product	$51,058	$46,406	$16,228	$113,692	$103,959	$91,272	$37,008	$232,239
WD-40 Specialist	7,720	8,424	2,418	18,562	15,953	16,241	5,540	37,734
Other maintenance products (1)	3,592	3,254	217	7,063	7,866	6,448	537	14,851
Total maintenance products	62,370	58,084	18,863	139,317	127,778	113,961	43,085	284,824
HCCP (2)	3,159	1,491	2,137	6,787	7,187	3,097	4,491	14,775
Total net sales	$65,529	$59,575	$21,000	$146,104	$134,965	$117,058	$47,576	$299,599

	Three Months Ended February 29, 2024				Six Months Ended February 29, 2024
	Americas	EIMEA	Asia-Pacific	Total	Americas	EIMEA	Asia-Pacific	Total
WD-40 Multi-Use Product	$49,043	$41,572	$16,619	$107,234	$97,554	$78,616	$38,741	$214,911
WD-40 Specialist	7,090	7,525	2,202	16,817	14,198	14,191	5,270	33,659
Other maintenance products (1)	4,003	3,009	176	7,188	8,129	6,071	614	14,814
Total maintenance products	60,136	52,106	18,997	131,239	119,881	98,878	44,625	263,384
HCCP (2)	3,371	2,207	2,288	7,866	7,701	4,189	4,247	16,137
Total net sales	$63,507	$54,313	$21,285	$139,105	$127,582	$103,067	$48,872	$279,521
(1)Other maintenance products consist of the 3-IN-ONE and GT85 brands.
(2)Homecare and cleaning products (“HCCP”).
Contract Balances
Contract liabilities consist of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $4.1 million and $4.3 million as of February 28, 2025 and August 31, 2024, respectively. Substantially all of the $4.3 million that was included in contract liabilities as of August 31, 2024 was recognized to revenue during the six months ended February 28, 2025. These contract liabilities are recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. Contract assets are recorded if the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. The Company did not have any contract assets as of February 28, 2025 and August 31, 2024. The Company has an unconditional right to payment for its trade and other accounts receivable on the Company’s condensed consolidated balance sheets. These receivables are presented net of an allowance for credit losses of $1.9 million as of February 28, 2025 and which was not significant as of August 31, 2024.
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
In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of February 28, 2025, no such commitments were outstanding.
Litigation
From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. As of February 28, 2025, there were no unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss. As to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.
Indemnifications
As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not capped; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of February 28, 2025.
From time to time, the Company enters into indemnification agreements with certain parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. Indemnification agreements are generally entered into in the context of the particular agreements and are provided in an attempt to allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is not capped, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of February 28, 2025.
Note 13.    Income Taxes
The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly (benefit) provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.
The (benefit) provision for income taxes was (33.0)% and 21.6% as a percentage of income before income taxes for the three months ended February 28, 2025 and February 29, 2024, respectively. This 54.6% decrease in the effective tax rate from period to period was primarily due to the expiration of the statute of limitations on the uncertain tax position associated with the Tax Cuts and Jobs Act’s mandatory onetime “toll tax” on unremitted foreign earnings. The release of the uncertain tax position generated a favorable income tax adjustment of $11.9 million in the current quarter which was net of the tax effect of the related interest.

The (benefit) provision for income taxes was (4.5)% and 23.0% as a percentage of income before income taxes for the six months ended February 28, 2025 and February 29, 2024, respectively. This 27.5% decrease in the effective tax rate from period to period was primarily due to the expiration of the statute of limitations on the uncertain tax position associated with the Tax Cuts and Jobs Act’s mandatory onetime “toll tax” on unremitted foreign earnings as discussed above in the above section for the three months ended February 28, 2025.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes of limitations, the Company’s federal income tax returns for years prior to fiscal year 2022 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2021 are no longer subject to examination. The Company is currently under audit in various state jurisdictions for fiscal years 2021 through 2022. The Company had an insignificant amount of unrecognized tax positions related to income tax positions that may be affected by the resolution of tax examinations or expiring statutes of limitations within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.
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

Summary information about reportable segments is as follows (in thousands):

For the Three Months Ended	Americas	EIMEA	Asia-Pacific	Unallocated Corporate (1)	Total
February 28, 2025
Net sales	$65,529	$59,575	$21,000	$-	$146,104
Income from operations	$13,210	$15,273	$7,349	$(12,552)	$23,280
Depreciation and amortization expense (2)	$884	$954	$57	$92	$1,987
Interest income	$49	$20	$37	$-	$106
Interest expense	$838	$182	$1	$-	$1,021

February 29, 2024
Net sales	$63,507	$54,313	$21,285	$-	$139,105
Income from operations	$13,220	$12,087	$7,489	$(11,855)	$20,941
Depreciation and amortization expense (2)	$1,144	$1,150	$56	$72	$2,422
Interest income	$-	$36	$30	$-	$66
Interest expense	$505	$502	$1	$-	$1,008

For the Six Months Ended
February 28, 2025
Net sales	$134,965	$117,058	$47,576	$-	$299,599
Income from operations	$25,862	$28,954	$17,529	$(23,943)	$48,402
Depreciation and amortization expense (2)	$1,815	$1,994	$115	$138	$4,062
Interest income	$107	$83	$64	$-	$254
Interest expense	$1,491	$401	$2	$-	$1,894

February 29, 2024
Net sales	$127,582	$103,067	$48,872	$-	$279,521
Income from operations	$27,416	$21,602	$18,514	$(22,407)	$45,125
Depreciation and amortization expense (2)	$2,195	$2,224	$113	$151	$4,683
Interest income	$-	$82	$58	$-	$140
Interest expense	$1,065	$1,086	$3	$-	$2,154
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
Note 15.    Subsequent Events
Dividend Declaration
On March 18, 2025, the Company’s Board declared a cash dividend of $0.94 per share payable on April 30, 2025 to stockholders of record at the close of business on April 18, 2025.

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
These forward-looking statements include, but are not limited to, discussions about future financial and operating results, including: expected benefits from any acquisition or divestiture transaction; acquired business not performing as expected; assuming unexpected risks, liabilities and obligations of the acquired business; disruption to the parties’ business as a result of the announcement and acquisition or divestiture transaction; integration of acquired business and operations into the Company; the Company's ability to successfully complete any planned divestiture; expected timing of the closing for the divestiture; expected proceeds from the divestiture; the intended use of proceeds by the Company from the divestiture transaction; impact of the divestiture transaction on the Company's stock price or EPS; growth expectations for maintenance products; expected levels of promotional and advertising spending; anticipated input costs for manufacturing and the costs associated with distribution of our products; plans for and success of product innovation, the impact of new product introductions on the growth of sales; anticipated results from product line extension sales; expected tax rates and the impact of tax legislation and regulatory action; changes in the political conditions or relations between the United States and other nations; changes in trade policies and tariffs; the impacts from inflationary trends, supply chain constraints and supply chain disruptions; changes in interest rates; and forecasted foreign currency exchange rates and commodity prices. We undertake no obligation to revise or update any forward-looking statements.
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
Our products are sold in various locations around the world. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, India, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”) and Australia. We sell our products primarily through hardware stores, automotive parts outlets, industrial distributors and suppliers, mass retail and home center stores, value retailers, grocery stores, online retailers, warehouse club stores, farm supply, sport retailers, and independent bike dealers. During the first quarter of fiscal year 2025, we reclassified certain assets of our homecare and cleaning product businesses in the Americas and EIMEA segments to held for sale.

Highlights
The following summarizes the financial and operational highlights for our business during the six months ended February 28, 2025:
•Consolidated net sales increased $20.1 million or 7%, to $299.6 million compared to the corresponding period of the prior fiscal year. Increases in sales volume favorably impacted net sales by approximately $22.2 million from period to period. Increases in the average selling price of our products positively impacted net sales by approximately $1.3 million from period to period. Changes to net sales attributable to volumes and average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period. Consolidated net sales was unfavorably impacted by changes in foreign currency exchange rates which was estimated to be $3.4 million from period to period.
•Gross profit as a percentage of net sales increased to 54.7% from 53.1% in the corresponding period of the prior fiscal year.
•Consolidated net income increased $15.8 million, or 48%, compared to the corresponding period of the prior fiscal year. During the second quarter of fiscal year 2025, we released an uncertain tax position that generated a favorable income tax adjustment of $11.9 million. Excluding this one-time benefit, net income would have increased $3.8 million, or 12%.
•Diluted earnings per common share were $3.58 versus $2.42 in the prior fiscal year period. As noted above, during the second quarter of fiscal year 2025, we released an uncertain tax position that generated a favorable income tax adjustment. Excluding this one-time benefit, on a Non-GAAP basis, adjusted diluted EPS was $2.71.
•During the first quarter of fiscal year 2025, we reclassified certain assets our homecare and cleaning product businesses in the Americas and EIMEA segments to held for sale.
•We returned approximately $31.4 million to our stockholders in the first half of fiscal year 2025 through share repurchases and dividends.

Global Economic Conditions
We continue to monitor changes in international trade relations and trade policy, including those related to tariffs, which could adversely impact our results. We utilize third-party manufacturers and distribution centers that are primarily in regions near our customers and end users, which decreases the potential unfavorable impacts of new tariffs on purchases of our inventory and shipments to our customers. However, certain inputs sourced by our third-party manufacturers to produce our inventory may increase in cost and unfavorably impact our results. In addition, any supply chain constraints, inflationary impacts or weakening in consumer demand as a result of changes to global economic environments could impact our results.

See the Company’s risk factors disclosed in Part I―Item 1A, “Risk Factors,” in its Annual Report on Form 10-K for the fiscal year ended August 31, 2024, which was filed with the SEC on October 21, 2024 for further information on risks related to global economic conditions.

Results of Operations
Three and Six Months Ended February 28, 2025 Compared to Three and Six Months Ended February 29, 2024
Operating Items
The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended February 28/29,				Six Months Ended February 28/29,
	2025	2024	Change from Prior Year		2025	2024	Change from Prior Year
			Dollars	Percent			Dollars	Percent
Net sales:
WD-40 Multi-Use Product	$113,692	$107,234	$6,458	6%	$232,239	$214,911	$17,328	8%
WD-40 Specialist	18,562	16,817	1,745	10%	37,734	33,659	4,075	12%
Other maintenance products	7,063	7,188	(125)	(2)%	14,851	14,814	37	—%
Total maintenance products	139,317	131,239	8,078	6%	284,824	263,384	21,440	8%
HCCP (1)	6,787	7,866	(1,079)	(14)%	14,775	16,137	(1,362)	(8)%
Total net sales	146,104	139,105	6,999	5%	299,599	279,521	20,078	7%
Cost of products sold	66,388	66,164	224	—%	135,796	131,027	4,769	4%
Gross profit	79,716	72,941	6,775	9%	163,803	148,494	15,309	10%
Operating expenses	56,436	52,000	4,436	9%	115,401	103,369	12,032	12%
Income from operations	$23,280	$20,941	$2,339	11%	$48,402	$45,125	$3,277	7%
Net income	$29,851	$15,536	$14,315	92%	$48,776	$33,018	$15,758	48%
EPS – diluted	$2.19	$1.14	$1.05	92%	$3.58	$2.42	$1.16	48%
Shares used in diluted EPS	13,572	13,583	(11)	—%	13,572	13,583	(11)	—%
(1)Homecare and cleaning products (“HCCP”)
Net Sales by Segment
The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended February 28/29,				Six Months Ended February 28/29,
	2025	2024	Change from Prior Year		2025	2024	Change from Prior Year
			Dollars	Percent			Dollars	Percent
Americas	$65,529	$63,507	$2,022	3%	$134,965	$127,582	$7,383	6%
EIMEA	59,575	54,313	5,262	10%	117,058	103,067	13,991	14%
Asia-Pacific	21,000	21,285	(285)	(1)%	47,576	48,872	(1,296)	(3)%
Total	$146,104	$139,105	$6,999	5%	$299,599	$279,521	$20,078	7%

Americas Sales
The following table summarizes net sales by product line for the Americas segment, which includes the U.S., Canada and Latin America (in thousands, except percentages):

	Three Months Ended February 28/29,				Six Months Ended February 28/29,
	2025	2024	Change from Prior Year		2025	2024	Change from Prior Year
			Dollars	Percent			Dollars	Percent
WD-40 Multi-Use Product	$51,058	$49,043	$2,015	4%	$103,959	$97,554	$6,405	7%
WD-40 Specialist	7,720	7,090	630	9%	15,953	14,198	1,755	12%
Other maintenance products	3,592	4,003	(411)	(10)%	7,866	8,129	(263)	(3)%
Total maintenance products	62,370	60,136	2,234	4%	127,778	119,881	7,897	7%
HCCP	3,159	3,371	(212)	(6)%	7,187	7,701	(514)	(7)%
Total net sales	$65,529	$63,507	$2,022	3%	$134,965	$127,582	$7,383	6%
% of consolidated net sales	45%	46%			45%	46%
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Americas segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Year to Date

Increase in average selling price(1)	$0.2	$0.3	$0.5
Increase in sales volume(1)	6.3	3.1	9.4
Currency impact on current period	(1.1)	(1.4)	(2.5)
Increase in net sales	$5.4	$2.0	$7.4
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Americas Sales – Three Months Ended – February 28, 2025 Compared to February 29, 2024
Net sales in the Americas segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $2.0 million, or 4%, primarily due to increase in Latin America of $4.7 million, or 47%. Sales in Latin America were favorably impacted by increased sales in Brazil by $3.4 million, which benefited from a shift from an indirect distribution model to a direct model beginning in the third quarter of fiscal year 2024. In addition, sales in other Latin American markets increased $1.3 million due to improved economic conditions in certain regions as well as a higher level of promotional activities. This increase in Latin America was partially offset by lower sales in U.S. and Mexico of $2.7 million and $0.7 million, or 7% and 13%, respectively, due to decreased volumes as a result of the timing of customer orders. Mexico also decreased due to lower demand as a result of worsening economic conditions and unfavorable changes in foreign currency exchange rates from period to period.
•WD-40 Specialist sales increased $0.6 million, or 9%, primarily due to new distribution and increased demand in the United States.
•Other maintenance product sales decreased $0.4 million 10%, primarily due to decrease in Mexico due to decreased volumes from a lower level of promotional activities, as well as unfavorable changes in foreign currency exchange rates.

•Homecare and cleaning product sales decreased $0.2 million, or 6%, primarily due to changes in distribution and reduced sales volume in the U.S. as a result of a lower level of advertising and promotional activities associated with these brands, as we focus on increasing sales of maintenance products in support of our four-by-four strategic framework.
•For the three months ended February 28, 2025, 70% of sales came from the U.S., and 30% of sales came from Canada and Latin America combined compared to the three months ended February 29, 2024 when 76% of sales came from the U.S., and 24% of sales came from Canada and Latin America.
Americas Sales – Six Months Ended – February 28, 2025 Compared to February 29, 2024
Net sales in the Americas segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $6.4 million, or 7%, primarily due to increases in Latin America of $7.0 million, or 33%. Sales in Latin America were favorably impacted by the transition to a direct marketing model in Brazil as discussed above in the section for the three months ended February 28, 2025. In addition, sales in other Latin American markets increased $1.7 million due to improved economic conditions in certain regions as well as a higher level of promotional activities. This increase in Latin America was partially offset by lower sales in Mexico of $2.2 million, or 20%, due to lower demand as a result of worsening economic conditions, as well as unfavorable changes in foreign currency exchange rates.
•WD-40 Specialist sales increased $1.8 million, or 12%, primarily due to new distribution and increased demand in the United States.
•Other maintenance product sales remained relatively constant from period to period.
•Homecare and cleaning product sales decreased $0.5 million, or 7%, primarily due to changes in distribution as well as reduced demand in the U.S. as discussed above in the section for the three months ended February 28, 2025.
•For the six months ended February 28, 2025, 72% of sales came from the U.S., and 28% of sales came from Canada and Latin America combined compared to the six months ended February 29, 2024 when 75% of sales came from the U.S., and 25% of sales came from Canada and Latin America.

EIMEA Sales
The following table summarizes net sales by product line for the EIMEA segment, which includes Europe, India, the Middle East and Africa (in thousands, except percentages):

	Three Months Ended February 28/29,				Six Months Ended February 28/29,
	2025	2024	Change from Prior Year		2025	2024	Change from Prior Year
			Dollars	Percent			Dollars	Percent
WD-40 Multi-Use Product	$46,406	$41,572	$4,834	12%	$91,272	$78,616	$12,656	16%
WD-40 Specialist	8,424	7,525	899	12%	16,241	14,191	2,050	14%
Other maintenance products	3,254	3,009	245	8%	6,448	6,071	377	6%
Total maintenance products	58,084	52,106	5,978	11%	113,961	98,878	15,083	15%
HCCP	1,491	2,207	(716)	(32)%	3,097	4,189	(1,092)	(26)%
Total net sales	$59,575	$54,313	$5,262	10%	$117,058	$103,067	$13,991	14%
% of consolidated net sales	41%	39%			39%	37%
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the EIMEA segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Year to Date

Increase in average selling price(1)	$0.5	$0.9	$1.4
Increase in sales volume(1)	6.2	7.4	13.6
Currency impact on current period	2.0	(3.0)	(1.0)
Increase in net sales	$8.7	$5.3	$14.0
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
EIMEA Sales – Three Months Ended – February 28, 2025 Compared to February 29, 2024
Net sales increased in the EIMEA segment from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $4.8 million, or 12%, primarily due to higher sales volume across most regions. Sales in direct markets increased significantly in Italy, France, and the Benelux region, which were up $0.9 million, $0.8 million, and $0.6 million, respectively, from period to period. In addition, sales to our marketing distributors in various regions increased $2.0 million primarily due to increased distribution and higher levels of demand. Most regions in EIMEA have experienced continued increases in sales volumes after a temporary reduction in demand from price increases we implemented prior to fiscal year 2024. While most of this volume recovery was experienced in fiscal year 2024 after customers adjusted to those price increases, this volume recovery has continued into fiscal year 2025 and has resulted in higher sales levels from period to period.

•WD-40 Specialist sales increased $0.9 million, or 12%, primarily due to higher sales volume as a result of increased distribution and stronger levels of demand in various direct markets, most significantly in the DACH, Benelux, and Iberia regions.
•Other maintenance product sales remained relatively constant from period to period.
•Homecare and cleaning product sales decreased $0.7 million, or 32%, primarily due to reduced demand in the U.K. as a result of a lower level of advertising and promotional activities associated with these brands, as we focus on increasing sales of maintenance products in support of our four-by-four strategic framework.
EIMEA Sales – Six Months Ended – February 28, 2025 Compared to February 29, 2024
Net sales increased in the EIMEA segment from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $12.7 million, or 16%, primarily due to higher sales volume across nearly all regions. Sales in direct markets increased significantly in France, Italy, and Benelux regions, which were up $1.8 million, $1.6 million, and $1.5 million, respectively. Sales to our marketing distributors in various regions, increased $5.8 million primarily due to increased distribution, higher levels of demand and timing of customer orders. India in particular increased $1.6 million from period to period. Most regions in EIMEA have experienced continued increases in sales volumes after a temporary reduction in demand from price increases we implemented prior to fiscal year 2024. While most of this volume recovery was experienced in fiscal year 2024 after customers adjusted to those price increases, this volume recovery has continued into fiscal year 2025 and has resulted in higher sales levels from period to period.
•WD-40 Specialist and other maintenance product sales increased $2.1 million, or 14%, and $0.4 million, or 6%, respectively, primarily due to the combined impact of higher sales volume due to increased distribution and stronger levels of demand after customers adjusted to price increases.
•Homecare and cleaning product sales decreased $1.1 million, or 26%, primarily due to reduced demand in the U.K. as discussed above in the section for the three months ended February 28, 2025.

Asia-Pacific Sales
The following table summarizes net sales by product line for the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region (in thousands, except percentages):

	Three Months Ended February 28/29,				Six Months Ended February 28/29,
			Change from Prior Year				Change from Prior Year
	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
WD-40 Multi-Use Product	$16,228	$16,619	$(391)	(2)%	$37,008	$38,741	$(1,733)	(4)%
WD-40 Specialist	2,418	$2,202	$216	10%	5,540	5,270	270	5%
Other maintenance products	217	$176	$41	23%	537	614	(77)	(13)%
Total maintenance products	18,863	$18,997	$(134)	(1)%	43,085	44,625	(1,540)	(3)%
HCCP	2,137	2,288	(151)	(7)%	4,491	4,247	244	6%
Total net sales	$21,000	$21,285	$(285)	(1)%	$47,576	$48,872	$(1,296)	(3)%
% of consolidated net sales	14%	15%			16%	17%
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Asia-Pacific segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Year to Date

Increase (decrease) in average selling price(1)	$0.5	$(1.1)	$(0.6)
(Decrease) increase in sales volume(1)	(2.1)	1.3	(0.8)
Currency impact on current period	0.6	(0.5)	0.1
Decrease in net sales	$(1.0)	$(0.3)	$(1.3)
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Asia-Pacific Sales – Three Months Ended – February 28, 2025 Compared to February 29, 2024
Net sales in the Asia-Pacific segment decreased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales decreased $0.4 million, or 2%, primarily due to decreases in our Asia distributor markets of $0.7 million partially offset by increases in China of $0.3 million. Asia distributor markets experienced a decrease in sales volume primarily due to market disruption driven by the strengthening of the U.S. Dollar. In addition, sales volumes decreased due to timing of customer orders placed by certain of our distributors, particularly in the Philippines. Sales in China increased due to increased sales volume from successful promotional programs and marketing activities.
•WD-40 Specialist sales increased $0.2 million, or 10%, primarily due to increased sales volume due to successful promotional programs and marketing activities in our Asia distributor markets.
•Homecare and cleaning product sales decreased $0.2 million, or 7%, from period to period.

Asia-Pacific Sales – Six Months Ended – February 28, 2025 Compared to February 29, 2024
Net sales in the Asia-Pacific segment decreased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales decreased $1.7 million, or 4%, primarily due to decreases in our Asia distributor markets of $3.3 million partially offset by increases in China and Australia of $1.2 million and $0.3 million, respectively. In the Asia distributor markets, many of our distributors were carrying high levels of inventory of our product after participating in successful promotional programs in fiscal year 2024 and reduced the volume of orders during the first half of fiscal year 2025 to adjust to more normal levels of inventory, particularly in the Philippines, Indonesia and Singapore. Sales in China and Australia increased due to higher sales volume from successful promotional programs and marketing activities.
•WD-40 Specialist sales increased $0.3 million, or 5%, primarily due to increased sales volume due to successful promotional programs and marketing activities in China.
•Homecare and cleaning product sales increased $0.2 million or 6%. The increase was due to higher sales volume in Australia attributable to successful promotional activities and improved packaging. Our homecare and cleaning businesses in the Asia-Pacific segment are not held for sale.
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
•Our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.3 million and $4.0 million, or 3.0% and 2.8% of net sales for the three months ended February 28, 2025 and February 29, 2024, respectively and $8.9 million and $8.0 million, or 3.0% and 2.9% of net sales for the six months ended February 28, 2025 and February 29, 2024, respectively.
The following table summarizes gross margin and gross profit (in thousands, except percentages):

	Three Months Ended February 28/29,				Six Months Ended February 28/29,
	2025	2024	Change from Prior Year		2025	2024	Change from Prior Year
Gross profit	$79,716	$72,941	$6,775		$163,803	$148,494	$15,309
Gross margin	54.6%	52.4%	220	bps (1)	54.7%	53.1%	160	bps (1)
(1)Basis points (“bps”) change in gross margin.

Gross Margin – Three Months Ended – February 28, 2025 Compared to February 29, 2024
Gross margin increased 220 bps primarily due to the following favorable impacts:

Favorable	Explanations
110 bps	Lower costs of aerosol cans
90 bps	Lower costs of specialty chemicals used in the formulation of our products
During the first quarter of fiscal year 2025, we reclassified certain assets of our homecare and cleaning product businesses in the Americas and EIMEA segments to held for sale. Gross margin excluding these products would have been 0.5% higher during the three months ended February 28, 2025.
Gross Margin – Six Months Ended – February 28, 2025 Compared to February 29, 2024
Gross margin increased 160 bps primarily due to the following favorable impacts, partially offset by unfavorable impacts:

Favorable/(Unfavorable)	Explanations
70 bps	Lower costs of aerosol cans
70 bps	Lower costs of specialty chemicals used in the formulation of our products
60 bps	Favorable sales mix and other miscellaneous mix impacts and decreases in miscellaneous other input costs
(60) bps	Higher warehousing, distribution and freight costs, primarily in the Americas segment
Gross margin excluding assets held for sale would have been 0.5% higher during the six months ended February 28, 2025.
Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended February 28/29,				Six Months Ended February 28/29,
	2025	2024	Change from Prior Year		2025	2024	Change from Prior Year
(in thousands)			Dollars	Percent			Dollars	Percent
SG&A expenses	$48,988	$45,023	$3,965	9%	$99,513	$89,158	$10,355	12%
% of net sales	33.5%	32.4%			33.2%	31.9%
SG&A Expenses – Three Months Ended – February 28, 2025 Compared to February 29, 2024
The increase in SG&A expenses was primarily due to increases in employee-related costs of $3.6 million due to higher accrued incentive compensation, annual compensation increases, higher stock-based compensation expense and higher headcount. In addition, freight expense increased by $0.4 million primarily due to the combined impacts of higher sales and increased costs.
SG&A Expenses – Six Months Ended – February 28, 2025 Compared to February 29, 2024
The increase in SG&A expenses was primarily due to increases in employee-related costs of $5.7 million due to higher accrued incentive compensation, annual compensation increases and higher headcount. Other professional services fees, such as those costs in support of our strategic initiatives in the Americas and EIMEA segments increased SG&A by $1.3 million. Freight expense increased $0.9 million primarily in the Americas and EIMEA segments, due to the combined impacts of higher sales and increased costs. In addition, SG&A increased due to a credit loss adjustment in the U.S. of $0.8 million, $0.5 million in sales commissions expense in Brazil given the shift to direct selling model, and travel and meeting expense of $0.5 million as a result of increased travel related to geographic expansion and other initiatives aligned with our strategic framework. Amortization costs associated with cloud computing implementation also increased SG&A by $0.5 million from period to period.
We continued our research and development investment, the majority of which is associated with our maintenance products, including efforts focused on sustainability as well as our focus on innovation and renovation of our products. Research and development costs were $2.0 million and $1.7 million for the three months ended February 28, 2025 and February 29, 2024, respectively, and $3.9 million and $3.6 million for the six months ended February 28, 2025 and

February 29, 2024, respectively. The increase from period to period was partially due to a higher level of research and development activity associated with our sustainability initiatives. Our research and development team engages in consumer research, environmental and sustainability initiatives, product development, product improvements and testing activities. This team leverages its development capabilities by collaborating with a network of outside resources including our current and prospective third-party contract manufacturers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.
Advertising and Sales Promotion (“A&P”) Expenses

	Three Months Ended February 28/29,				Six Months Ended February 28/29,
			Change from Prior Year				Change from Prior Year
(in thousands)	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
A&P expenses	$7,404	$6,725	$679	10%	$15,797	$13,708	$2,089	15%
% of net sales	5.1%	4.8%			5.3%	4.9%
A&P Expenses – Three Months Ended – February 28, 2025 Compared to February 29, 2024
The increase in A&P expenses was primarily due to a higher level of promotional programs and marketing support, particularly in EIMEA and the Americas segments.
As a percentage of net sales, A&P expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales were $7.7 million and $7.6 million for the three months ended February 28, 2025 and February 29, 2024, respectively. Therefore, our total expenditure on A&P activities was $15.1 million and $14.3 million for the three months ended February 28, 2025 and February 29, 2024, respectively.
A&P Expenses – Six Months Ended – February 28, 2025 Compared to February 29, 2024
The increase in A&P expenses was primarily due to a higher level of promotional programs and marketing support, particularly in the Americas and EIMEA segments.
Total promotional costs recorded as a reduction to sales were $16.5 million and $15.4 million, for the six months ended February 28, 2025 and February 29, 2024, respectively. Therefore, our total expenditure on A&P activities was $32.3 million and $29.1 million for the six months ended February 28, 2025 and February 29, 2024, respectively.
Income from Operations by Segment
The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended February 28/29,				Six Months Ended February 28/29,
	2025	2024	Change from Prior Year		2025	2024	Change from Prior Year
			Dollars	Percent			Dollars	Percent
Americas	$13,210	$13,220	$(10)	—%	$25,862	$27,416	$(1,554)	(6)%
EIMEA	15,273	12,087	3,186	26%	28,954	21,602	7,352	34%
Asia-Pacific	7,349	7,489	(140)	(2)%	17,529	18,514	(985)	(5)%
Unallocated corporate (1)	(12,552)	(11,855)	(697)	(6)%	(23,943)	(22,407)	(1,536)	(7)%
Total	$23,280	$20,941	$2,339	11%	$48,402	$45,125	$3,277	7%
(1)Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the business segments. These expenses are reported separate from our identified segments and are included in Selling, General and Administrative expenses on our consolidated statements of operations.

Americas
Americas Operating Income – Three Months Ended – February 28, 2025 Compared to February 29, 2024
Income from operations for the Americas remained constant for the three months ended February 28, 2025 compared to February 29, 2024. Gross margin for the Americas segment increased slightly from 49.4% to 50.1% and sales increased $2.0 million, which was offset by an increase in operating expenses. Operating expenses increased $1.4 million primarily due to higher employee-related costs as a result of increased headcount, annual compensation increases and increased stock-based compensation expense from period to period. Operating income as a percentage of net sales decreased from 20.8% to 20.2% period over period.
Americas Operating Income – Six Months Ended – February 28, 2025 Compared to February 29, 2024
Income from operations for the Americas decreased to $25.9 million, down $1.6 million, or 6%, due to higher operating expenses partially offset by increased sales of $7.4 million and higher gross margin. Gross margin for the Americas segment increased slightly from 50.0% to 50.3%. Operating expenses increased $5.5 million due to higher employee-related costs as a result of increased headcount, higher accrued incentive compensation and annual compensation increases as well as an increase in provision for credit losses from period to period. Operating income as a percentage of net sales decreased from 21.5% to 19.2% period over period.
EIMEA
EIMEA Operating Income – Three Months Ended – February 28, 2025 Compared to February 29, 2024
Income from operations for the EIMEA segment increased to $15.3 million, up $3.2 million, or 26%, primarily due to a $5.3 million increase in sales and a higher gross margin, partially offset by higher operating expenses. Gross margin for the EIMEA segment increased from 53.7% to 58.1% primarily due to the favorable impact of decreases in the costs of aerosol cans, decreases in other miscellaneous input costs, and increases in average selling price from period to period. Operating expenses increased $2.3 million primarily due to higher employee-related costs as a result of higher accrued incentive compensation, annual compensation increases and increased headcount. In addition, operating expenses increased due to higher A&P expenses, as well as higher level of professional service costs and travel and meeting expenses in support of our strategic framework. Operating income as a percentage of net sales increased from 22.3% to 25.6% period over period.
EIMEA Operating Income – Six Months Ended – February 28, 2025 Compared to February 29, 2024
Income from operations for the EIMEA segment increased to $29.0 million, up $7.4 million, or 34%, primarily due to a $14.0 million increase in sales and a higher gross margin, which was partially offset by higher operating expenses. Gross margin for the EIMEA segment increased from 54.2% to 58.0% primarily due to the favorable impact of decreases in the costs of aerosol cans and changes in sales mix and market mix from period to period, partially offset by unfavorable changes from foreign currency exchange rates. Operating expenses increased $4.6 million primarily due to the factors as discussed above in the section for the three months ended February 28, 2025. Operating income as a percentage of net sales increased from 21.0% to 24.7% period over period.
Asia-Pacific
Asia-Pacific Operating Income – Three Months Ended – February 28, 2025 Compared to February 29, 2024
Income from operations for the Asia-Pacific segment remained relatively constant for the three months ended February 28, 2025 compared to February 29, 2024. Gross margin for the Asia-Pacific segment decreased slightly from 58.5% to 58.4%. Operating income as a percentage of net sales decreased slightly from 35.2% to 35.0%.
Asia-Pacific Operating Income – Six Months Ended – February 28, 2025 Compared to February 29, 2024
Income from operations for the Asia-Pacific segment decreased to $17.5 million, down $1.0 million, or 5%, due to decreased sales of $1.3 million and slightly higher operating expenses. Gross margin for the Asia-Pacific segment increased slightly from 58.9% to 59.0%. Operating income as a percentage of net sales decreased from 37.9% to 36.8% period over period.

Unallocated Corporate
Unallocated Corporate Expenses – Three Months Ended – February 28, 2025 Compared to February 29, 2024
Unallocated Corporate expenses increased to $12.6 million, up $0.7 million, or 6%, as a result of higher stock-based compensation expense as well as higher accrued incentive compensation expense from period to period.
Unallocated Corporate Expenses – Six Months Ended – February 28, 2025 Compared to February 29, 2024
Unallocated Corporate expenses increased to $23.9 million, up $1.5 million, or 7%, as a result higher accrued incentive compensation costs as well as amortization costs associated with the implementation of the ERP system in the U.S.
Non-Operating Items
The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended February 28/29,			Six Months Ended February 28/29,
	2025	2024	Change	2025	2024	Change
Interest income	$106	$66	$40	$254	$140	$114
Interest expense	$1,021	$1,008	$13	$1,894	$2,154	$(260)
Other income (expense), net	$74	$(193)	$267	$(67)	$(233)	$166
(Benefit) provision for income taxes	$(7,412)	$4,270	$(11,682)	$(2,081)	$9,860	$(11,941)
(Benefit) provision for Income Taxes
The (benefit) provision for income taxes was (33.0)% and 21.6% of income before income taxes for the three months ended February 28, 2025 and February 29, 2024, respectively. Descriptions of impacts on our effective income tax rate are incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 13 – Income Taxes included in this report.
The (benefit) provision for income taxes was (4.5)% and 23.0% of income before income taxes for the six months ended February 28, 2025 and February 29, 2024, respectively. Descriptions of impacts on our effective income tax rate are incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 13 – Income Taxes included in this report.
Net Income
Net income increased 92% to $29.9 million, or $2.19 per common share on a fully diluted basis, for the three months ended February 28, 2025 compared to $15.5 million, or $1.14 per common share on a fully diluted basis, for the three months ended February 29, 2024. During the second quarter of fiscal year 2025, we released an uncertain tax position that generated a favorable income tax adjustment of $11.9 million. Excluding this one-time benefit, net income would have increased $2.4 million, or 15%.
Net income increased 48% to $48.8 million, or $3.58 per common share on a fully diluted basis, for the six months ended February 28, 2025 compared to $33.0 million, or $2.42 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. During the second quarter of fiscal year 2025, we released an uncertain tax position that generated a favorable income tax adjustment as discussed above. Excluding this one-time benefit, net income would have increased $3.8 million, or 12%.
Performance Measures and Non-GAAP Reconciliations
In managing our business operations and assessing our financial performance, we supplement the information provided by our financial statements with certain non-GAAP performance measures. These performance measures are part of our current 55/30/25 business model, which includes gross margin, cost of doing business, and earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”), the latter two of which are non-GAAP performance measures. Cost of doing business is defined as total operating expenses less amortization of definite-lived intangible assets, impairment charges related to intangible assets, amortization of implementation costs associated with cloud computing arrangements (“cloud computing amortization”) and depreciation in operating departments. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation, amortization of definite-lived intangible assets, and cloud computing amortization. We placed a new cloud-based enterprise resource planning system into service in the U.S., which we began to amortize in the second quarter of fiscal year 2024.
We target our gross margin to be 55% of net sales, our cost of doing business to be 30% of net sales, and our Adjusted EBITDA to be 25% of net sales. Results for these performance measures may vary from period to period depending on various factors, including economic conditions such as the inflationary environment we have experienced in the last several fiscal years, and our level of investment in activities for the future such as those related to quality assurance, regulatory compliance, information technology, sustainability, and intellectual property protection in order to safeguard our WD-40 brand. Our targets for gross margin and these other performance measures are long-term in nature and we expect to make progress towards them over time. Progression on our cost of doing business and Adjusted EBITDA metrics may be challenged if the anticipated divestiture of certain of our homecare and cleaning product businesses occurs, due to the low level of operating expenses associated with these businesses. However, we intend to focus our resources and investments from the potential sale of those brands on growing our higher growth and higher gross margin core business.
The following table summarizes the results of these performance measures:

	Three Months Ended February 28/29,		Six Months Ended February 28/29,
	2025	2024	2025	2024
Gross margin – GAAP	55%	52%	55%	53%
Cost of doing business as a percentage of net sales – non-GAAP	38%	36%	38%	36%
Adjusted EBITDA as a percentage of net sales – non-GAAP (1)	18%	17%	18%	18%
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
Cost of Doing Business (in thousands, except percentages)

	Three Months Ended February 28/29,		Six Months Ended February 28/29,
	2025	2024	2025	2024
Total operating expenses – GAAP	$56,436	$52,000	$115,401	$103,369
Amortization (1)	(462)	(508)	(926)	(816)
Depreciation (in operating departments)	(858)	(1,095)	(1,815)	(2,145)
Cost of doing business	$55,116	$50,397	$112,660	$100,408
Net sales	$146,104	$139,105	$299,599	$279,521
Cost of doing business as a percentage of net sales – non-GAAP	38%	36%	38%	36%
(1)    Includes amortization of definite-lived intangible assets and cloud computing amortization.

Adjusted EBITDA (in thousands, except percentages)

	Three Months Ended February 28/29,		Six Months Ended February 28/29,
	2025	2024	2025	2024
Net income – GAAP	$29,851	$15,536	$48,776	$33,018
(Benefit) provision for income taxes	(7,412)	4,270	(2,081)	9,860
Interest income	(106)	(66)	(254)	(140)
Interest expense	1,021	1,008	1,894	2,154
Amortization (1)	462	508	926	816
Depreciation	1,943	2,170	3,971	4,180
Adjusted EBITDA	$25,759	$23,426	$53,232	$49,888
Net sales	$146,104	$139,105	$299,599	$279,521
Adjusted EBITDA as a percentage of net sales – non-GAAP	18%	17%	18%	18%
(1)    Includes amortization of definite-lived intangible assets and cloud computing amortization.
Adjusted EPS
During the second quarter of fiscal year 2025 we released a previously unrecognized tax benefit associated with the Tax Cuts and Jobs Act of 2017 mandatory “toll tax” on unremitted foreign earnings. This item is infrequent in nature and not reflective of the underlying operational results of our business. We have included a non-GAAP measure of Adjusted EPS which is defined as diluted EPS less benefits associated with this toll tax on unremitted earnings.
The following is a reconciliation of diluted EPS to Adjusted EPS:

	Three Months Ended February 28/29,		Six Months Ended February 28/29,
	2025	2024	2025	2024
Diluted EPS - GAAP	$2.19	$1.14	$3.58	$2.42
Release of Uncertain Tax Position - Tax Cut and Jobs Act (1)	(0.87)	—	(0.87)	—
Adjusted diluted EPS - Non-GAAP	$1.32	$1.14	$2.71	$2.42
(1)    Includes the tax impact on adjustment
Liquidity and Capital Resources
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
We have historically held a balance of outstanding draws on our line of credit in either U.S. Dollars in the Americas segment, or in Euros and Pounds Sterling in the EIMEA segment. Euro and Pound Sterling denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. We have the ability to refinance any draws under the line of credit with successive short-term borrowings through the April 30, 2029 maturity date of the Credit Agreement. Outstanding draws for which we have both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of February 28, 2025, $18.9 million of this facility was classified as long-term and was entirely denominated in Euros. $29.9 million was classified as short-term and was entirely denominated in U.S. Dollars. In the United States, we held $66.4 million in fixed rate long-term borrowings as of February 28, 2025, consisting of senior notes under our Note Agreement. We paid $0.4 million in principal payments on our Series A Notes during the first half of fiscal year 2025. There were no other letters of credit outstanding or restrictions on the amount available on our line of credit or notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three and a half to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 8 – Debt for additional information on these financial covenants. At February 28, 2025, we were in compliance with all material debt covenants. We continue to monitor our compliance with all debt covenants and, at the present time, we believe that the likelihood of being unable to satisfy all material covenants is remote. At February 28, 2025, we had a total of $53.0 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.
We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund short-term and long-term operating requirements, capital expenditures, dividend payments, acquisitions, new business development activities and share repurchases.
On June 19, 2023, the Board approved the 2023 Repurchase Plan. Under the 2023 Repurchase Plan, which became effective on September 1, 2023, we are authorized to acquire up to $50.0 million of our outstanding shares through August 31, 2025, of which $35.2 million remains available for the repurchase of shares of common stock as of February 28, 2025.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended February 28/29,
	2025	2024	Change
Net cash provided by operating activities	$22,908	$44,892	$(21,984)
Net cash used in investing activities	(1,800)	(1,743)	(57)
Net cash used in financing activities	(12,633)	(35,589)	22,956
Effect of exchange rate changes on cash and cash equivalents	(2,179)	(260)	(1,919)
Net increase in cash and cash equivalents	$6,296	$7,300	$(1,004)
Operating Activities
Net cash provided by operating activities decreased $22.0 million to $22.9 million for the six months ended February 28, 2025. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the six months ended February 28, 2025 was net income of $48.8 million, which increased approximately $15.8 million from period to period, primarily due to the release of the uncertain tax position in the second quarter of fiscal year 2025 that resulted in a net benefit of $11.9 million, as discussed in Note 13 to the condensed consolidated financial statements. Other changes in adjustments to reconcile net income to cash decreased net cash provided by operating activities by $1.0 million.

Changes in working capital decreased net cash provided by operating activities by $24.8 million for the six months ended February 28, 2025 primarily due to changes in inventory balances and a larger decrease in accrued payroll liabilities compared to the prior period. Changes in inventory balances decreased net cash provided by operating activities by $15.8 million. Inventory balances increased during the first six months of fiscal year 2025 primarily to support certain supply chain initiatives in EIMEA and to meet strong demand in the region, compared to decreases in inventory balances, specifically in the Americas in the comparative period. In addition, net cash provided by operating activities decreased by $6.5 million primarily due to higher earned incentive payouts in the first half of fiscal year 2025 compared to the same period of the prior fiscal year.
Investing Activities
Net cash used in investing activities remained relatively constant from period to period.

Financing Activities
Net cash used in financing activities decreased $23.0 million to $12.6 million for the six months ended February 28, 2025. This change was primarily due to net proceeds of $22.1 million on our revolving credit facility during the first six months of the fiscal year, compared to net repayments of $4.2 million in the corresponding period of the prior fiscal year. This decrease in net cash used in financing activities was slightly offset by increases in dividends paid to stockholders of $1.5 million and increases of treasury stock repurchases of $1.4 million.
Effect of Exchange Rate Changes
All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $2.2 million for the six months ended February 28, 2025 as compared to a decrease in cash of $0.3 million for the six months ended February 29, 2024. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Euro and Pound Sterling against the U.S. Dollar.
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
In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of February 28, 2025, no such commitments were outstanding.
Share Repurchase Plans
The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 9 — Share Repurchase Plan included in this report.
Dividends
On March 18, 2025, the Company’s Board declared a cash dividend of $0.94 per share payable on April 30, 2025 to stockholders of record at the close of business on April 18, 2025.
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
Item 4.    Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2025, the end of the period covered by this report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.
There were no changes in our internal control over financial reporting during the three months ended February 28, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On June 19, 2023, the Company’s Board approved a share repurchase plan (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, which became effective on September 1, 2023, the Company is authorized to acquire up to $50.0 million of its outstanding shares through August 31, 2025. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the six months ended February 28, 2025, the Company repurchased 26,250 shares at an average price of $255.17 per share, for a total cost of $6.7 million under this $50.0 million plan.
The following table provides information with respect to all purchases made by the Company during the three months ended February 28, 2025. All purchases listed below were made in the open market at prevailing market prices and were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Exchange Act.

	Total # of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plans & Programs	Max $ Value of Shares That May Yet Be Purchased Under the Plans & Programs
Period
December 1 – December 31	3,750	$271.00	3,750	$37,263,141
January 1 – January 31	3,750	$234.93	3,750	$36,382,152
February 1 – February 28	5,000	$234.88	5,000	$35,207,747
	12,500	$245.73	12,500

Item 5.    Other Information
During the three months ended February 28, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

101
The following materials from WD-40 Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: April 9, 2025	By:	/s/ STEVEN A. BRASS
Steven A. Brass President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ SARA K. HYZER
Sara K. Hyzer Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)