Form 10-Q
period 2025-05-31
WD 40 CO
filed 2025-07-10
CIK 105132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2025

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
Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 3, 2025 was 13,533,864.

WD-40 COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended May 31, 2025

PART 1 — FINANCIAL INFORMATION
Item 1.    Financial Statements
WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	May 31, 2025	August 31, 2024
Assets
Current assets:
Cash and cash equivalents	$51,682	$46,699
Trade and other accounts receivable, net	112,409	117,493
Inventories	77,249	79,088
Other current assets	25,117	12,161
Total current assets	266,457	255,441
Property and equipment, net	60,101	62,983
Goodwill	96,951	96,985
Other intangible assets, net	2,356	6,222
Right-of-use assets	13,492	11,611
Deferred tax assets, net	1,068	993
Other assets	15,527	14,804
Total assets	$455,952	$449,039

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27,801	$35,960
Accrued liabilities	29,091	31,272
Accrued payroll and related expenses	25,962	26,055
Short-term borrowings	10,264	8,659
Income taxes payable	603	1,554
Total current liabilities	93,721	103,500
Long-term borrowings	85,562	85,977
Deferred tax liabilities, net	9,766	9,066
Long-term operating lease liabilities	8,388	5,904
Other long-term liabilities	1,453	14,066
Total liabilities	198,890	218,513

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 19,954,495 and 19,925,212 shares issued at May 31, 2025 and August 31, 2024, respectively; and 13,538,864 and 13,548,581 shares outstanding at May 31, 2025 and August 31, 2024, respectively	20	20
Additional paid-in capital	178,475	175,642
Retained earnings	532,180	499,931
Accumulated other comprehensive loss	(28,075)	(29,268)
Common stock held in treasury, at cost — 6,415,631 and 6,376,631 shares at May 31, 2025 and August 31, 2024, respectively	(425,538)	(415,799)
Total stockholders’ equity	257,062	230,526
Total liabilities and stockholders’ equity	$455,952	$449,039
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024

Net sales	$156,915	$155,045	$456,514	$434,566
Cost of products sold	68,804	72,657	204,600	203,684
Gross profit	88,111	82,388	251,914	230,882

Operating expenses:
Selling, general and administrative	51,541	45,564	151,054	134,722
Advertising and sales promotion	9,160	9,345	24,957	23,053
Amortization of definite-lived intangible assets	45	303	136	806
Total operating expenses	60,746	55,212	176,147	158,581

Income from operations	27,365	27,176	75,767	72,301

Other income (expense):
Interest income	104	136	358	276
Interest expense	(887)	(1,182)	(2,781)	(3,336)
Other income (expense), net	880	(283)	813	(516)
Income before income taxes	27,462	25,847	74,157	68,725
Provision for income taxes	6,485	6,005	4,404	15,865
Net income	$20,977	$19,842	$69,753	$52,860

Earnings per common share:
Basic	$1.54	$1.46	$5.13	$3.89
Diluted	$1.54	$1.46	$5.13	$3.88

Shares used in per share calculations:
Basic	13,544	13,552	13,548	13,556
Diluted	13,567	13,577	13,570	13,581
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024

Net income	$20,977	$19,842	$69,753	$52,860
Other comprehensive income (loss):
Foreign currency translation adjustment	8,125	(51)	1,193	(94)
Total comprehensive income	$29,102	$19,791	$70,946	$52,766
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount				Shares	Amount
Balance at August 31, 2024	19,925,212	$20	$175,642	$499,931	$(29,268)	6,376,631	$(415,799)	$230,526
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	15,158	-	(2,883)					(2,883)
Stock-based compensation			1,499					1,499
Cash dividends ($0.88 per share)				(11,958)				(11,958)
Repurchases of common stock						13,750	(3,627)	(3,627)
Foreign currency translation adjustment					(6,185)			(6,185)
Net income				18,925				18,925
Balance at November 30, 2024	19,940,370	$20	$174,258	$506,898	$(35,453)	6,390,381	$(419,426)	$226,297
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	14,125	-	-					-
Stock-based compensation			2,592					2,592
Cash dividends ($0.94 per share)				(12,780)				(12,780)
Repurchases of common stock						12,500	(3,071)	(3,071)
Foreign currency translation adjustment					(747)			(747)
Net income				29,851				29,851
Balance at February 28, 2025	19,954,495	$20	$176,850	$523,969	$(36,200)	6,402,881	$(422,497)	$242,142
Stock-based compensation			1,625					1,625
Cash dividends ($0.94 per share)				(12,766)				(12,766)
Repurchases of common stock						12,750	(3,041)	(3,041)
Foreign currency translation adjustment					8,125			8,125
Net income				20,977				20,977
Balance at May 31, 2025	19,954,495	$20	$178,475	$532,180	$(28,075)	6,415,631	$(425,538)	$257,062
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

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended May 31,
	2025	2024
Operating activities:
Net income	$69,753	$52,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,099	7,186
Amortization of cloud computing implementation costs	1,265	650
Net gains on sales and disposals of property and equipment	(87)	(141)
Deferred income taxes	(86)	539
Tax benefit from release of uncertain tax position	(11,929)	—
Stock-based compensation	5,716	5,051
Unrealized foreign currency exchange losses	348	108
Provision for credit losses	1,044	325
Write-off of inventories	693	1,347
Changes in assets and liabilities:
Trade and other accounts receivable	4,644	(15,771)
Inventories	(2,776)	9,137
Other assets	(6,387)	(186)
Operating lease assets and liabilities, net	(17)	(26)
Accounts payable and accrued liabilities	(10,001)	(347)
Accrued payroll and related expenses	(205)	1,915
Other long-term liabilities and income taxes payable	(94)	2,177
Net cash provided by operating activities	57,980	64,824

Investing activities:
Purchases of property and equipment	(3,177)	(3,359)
Proceeds from sales of property and equipment	329	457
Acquisition of business, net of cash acquired	—	(6,201)
Net cash used in investing activities	(2,848)	(9,103)

Financing activities:
Treasury stock purchases	(9,739)	(8,094)
Dividends paid	(37,504)	(35,239)
Repayments of long-term senior notes	(800)	(800)
Net proceeds (repayments) from revolving credit facility	1,605	(11,592)
Shares withheld to cover taxes upon conversions of equity awards	(2,883)	(2,420)
Net cash used in financing activities	(49,321)	(58,145)
Effect of exchange rate changes on cash and cash equivalents	(828)	(419)
Net increase (decrease) in cash and cash equivalents	4,983	(2,843)
Cash and cash equivalents at beginning of period	46,699	48,143
Cash and cash equivalents at end of period	$51,682	$45,300

Supplemental disclosure of noncash investing activities: Accrued capital expenditures	$119	$205
Finance lease obligation settled with prepaid deposit	$—	$3,855
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1.    The Company
WD-40 Company (the “Company”), incorporated in Delaware and based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products that solve problems in workshops, factories and homes around the world. The Company owns a wide range of brands that include maintenance products and homecare and cleaning products: WD-40® Multi-Use Product, WD-40 Specialist®, 3-IN-ONE®, GT85®, X-14®, 2000 Flushes®, Carpet Fresh®, no vac®, Spot Shot®, 1001®, Lava® and Solvol®. Certain assets of the Company’s homecare and cleaning product businesses are classified as held for sale as of May 31, 2025. Refer to Note 3 - Assets Held for Sale for additional information.
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
Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized in other income (expense), net in the Company’s condensed consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the condensed consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s condensed consolidated balance sheets. At May 31, 2025, the Company had a notional amount of $8.7 million outstanding in foreign currency forward contracts, which matured in June 2025. Unrealized net gains and losses related to foreign currency forward contracts were not significant at May 31, 2025 and August 31, 2024. Realized net gains and losses related to foreign currency forward contracts were not significant for the three and nine months ended May 31, 2025 and 2024. Both unrealized and realized net gains and losses are recorded in other income (expense), net in the Company’s condensed consolidated statements of operations.
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
Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of May 31, 2025, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents and short-term borrowings are recorded at cost, which approximates their fair values, primarily due to their short-term nature. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $59.7 million as of May 31, 2025, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to their carrying value of $66.0 million. During the nine months ended May 31, 2025, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.
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
The following table summarizes assets held for sale (in thousands):

May 31, 2025
Inventory	$4,311
Goodwill	1,120
Other intangible assets, net	3,880
Total assets held for sale(1):	$9,311
(1)Total assets held for sale are included in other current assets on the Company’s condensed consolidated balance sheets.

Note 4.    Inventories
Inventories consisted of the following (in thousands):

	May 31, 2025	August 31, 2024
Product held at third-party contract manufacturers	$4,534	$8,199
Raw materials and components	10,351	10,037
Work-in-process	394	521
Finished goods	66,281	60,331
Inventory held for sale (1)	(4,311)	—
Total	$77,249	$79,088
(1)Inventory held for sale consists mostly of finished goods inventory and is included in other current assets on the Company’s condensed consolidated balance sheets.

Note 5.    Property and Equipment and Capitalized Cloud Computing Implementation Costs
Property and equipment, net, consisted of the following (in thousands):

	May 31, 2025	August 31, 2024
Machinery, equipment and vehicles	$54,520	$53,844
Buildings and improvements	29,088	28,433
Computer and office equipment	7,118	6,652
Internal-use software	10,215	9,799
Furniture and fixtures	3,291	3,165
Capital in progress	3,152	3,344
Land	4,261	4,260
Subtotal	111,645	109,497
Less: accumulated depreciation and amortization	(51,544)	(46,514)
Total	$60,101	$62,983
As of May 31, 2025 and August 31, 2024, the Company’s condensed consolidated balance sheets included $15.4 million and $13.4 million, respectively, of capitalized cloud computing implementation costs recorded as other assets within the Company’s condensed consolidated balance sheets. Accumulated amortization associated with these assets was $3.4 million and $2.1 million as of May 31, 2025 and August 31, 2024, respectively. Amortization expense associated with these assets was $0.5 million and $1.3 million for the three and nine months ended May 31, 2025. Amortization expense associated with these assets was $0.6 million for the nine months ended May 31, 2024 and not significant for the three months ended May 31, 2024.
Note 6.    Goodwill and Other Intangible Assets
Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EIMEA	Asia-Pacific	Total
Balance as of August 31, 2024	$86,765	$9,011	$1,209	$96,985
Translation adjustments	169	917	-	1,086
Goodwill held for sale (1)	(1,035)	(85)	-	(1,120)
Balance as of May 31, 2025	$85,899	$9,843	$1,209	$96,951

(1)Goodwill held for sale is included in other current assets on the Company’s condensed consolidated balance sheets.
There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill as of May 31, 2025. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.
Definite-lived Intangible Assets
The Company’s definite-lived intangible assets include the trade names Spot Shot, Carpet Fresh, 1001, EZ REACH and GT85 trade names, as well as intangible assets related to customer relationships and a non-compete agreement acquired in connection with the Company’s acquisition of a Brazilian distributor during the fiscal year ended August 31, 2024. All of these assets are included in other intangible assets, net in the Company’s condensed consolidated balance sheets.
In the first quarter of fiscal year 2025, certain assets of the Company’s homecare and cleaning product businesses in the Americas and EIMEA segments were classified as held for sale. Definite-lived intangible assets included in homecare and cleaning include Spot Shot and Carpet Fresh in the Americas segment as well as the 1001 trade name in the EIMEA segment. Spot Shot in the Americas segment was recorded at an acquisition-date fair value of $13.7 million and was being amortized on a straight-line basis over the useful life of 17 years. Accumulated amortization expense was $10.9 million and the carrying value of this asset was $2.8 million as of August 31, 2024. Carpet Fresh in the Americas segment was recorded at an acquisition-date fair value of $2.8 million, was being amortized on a straight-line basis over the useful life of 13 years and was fully amortized as of August 31, 2022. The gross fair value for 1001 trade name in the EIMEA segment was $3.3 million at August 31, 2024 and was being amortized on a straight-line basis over the useful life of 20 years. Accumulated amortization expense was $2.2 million and the carrying value of this asset was $1.1 million as of August 31, 2024. Amortization of the Spot Shot and 1001 trade names ceased as of September 1, 2024.
The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	May 31, 2025	August 31, 2024
Gross carrying amount	$39,897	$38,863
Accumulated amortization	(33,661)	(32,641)
Less: other intangible assets, net, held for sale (1)	(3,880)	—
Net carrying amount	$2,356	$6,222
(1)Intangibles, net current held for sale are included in other current assets on the Company’s condensed consolidated balance sheets.
There has been no impairment charge for the nine months ended May 31, 2025 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.
Changes in the carrying amounts of definite-lived intangible assets by segment for the nine months ended May 31, 2025 are summarized below (in thousands):

	Americas	EIMEA	Asia-Pacific	Total
Balance as of August 31, 2024	$5,354	$868	$—	$6,222
Amortization expense	(136)	—	—	(136)
Translation adjustments	(41)	191	—	150
Less: other intangible assets, net, held for sale (1)	(2,821)	(1,059)	—	(3,880)
Balance as of May 31, 2025	$2,356	$-	$—	$2,356
(1)Other intangible assets, net current held for sale are included in other current assets on the Company’s condensed consolidated balance sheets.
The estimated amortization expense for the Company’s definite-lived intangible assets is not significant in any future individual fiscal year.

Note 7.    Accrued and Other Liabilities
Accrued liabilities consisted of the following (in thousands):

	May 31, 2025	August 31, 2024
Accrued advertising and sales promotion expenses	$14,400	$15,091
Accrued professional services fees	2,443	2,058
Accrued sales taxes and other taxes	3,303	2,885
Deferred revenue	2,471	4,288
Short-term operating lease liability	2,125	2,294
Other	4,349	4,656
Total	$29,091	$31,272
Accrued payroll and related expenses consisted of the following (in thousands):

	May 31, 2025	August 31, 2024
Accrued incentive compensation	$12,017	$13,532
Accrued payroll	6,495	4,559
Accrued payroll taxes	3,027	2,907
Accrued profit sharing	3,379	4,403
Other	1,044	654
Total	$25,962	$26,055
Note 8.    Debt
As of May 31, 2025, the Company held borrowings under two separate agreements as detailed below.
Note Purchase and Private Shelf Agreement
The Company holds borrowings under its Note Purchase and Private Shelf Agreement, as amended (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”). As of May 31, 2025, the Company had outstanding balances on its series A, B and C notes issued under the Note Agreement.
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
The Company’s Credit Agreement with Bank of America, N.A. consists of a revolving commitment for borrowing by the Company up to $125.0 million with a sublimit of $95.0 million for WD-40 Company Limited, a wholly owned operating subsidiary of the Company for Europe, India, the Middle East and Africa. The Company’s index rate under the Credit Agreement for U.S. Dollar borrowings is the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York.

Short-term and long-term borrowings under the Company’s Credit Agreement and Note Agreement consisted of the following (in thousands):

	Issuance	Maturities	May 31, 2025	August 31, 2024

Credit Agreement – revolving credit facility (1)	Various	4/30/2029	$29,826	$27,836

Note Agreement
Series A Notes – 3.39% fixed rate(2)	11/15/2017	2025-2032	14,000	14,800
Series B Notes – 2.50% fixed rate(3)	9/30/2020	11/15/2027	26,000	26,000
Series C Notes – 2.69% fixed rate(3)	9/30/2020	11/15/2030	26,000	26,000
Total borrowings			95,826	94,636
Short-term portion of borrowings			(10,264)	(8,659)
Total long-term borrowings			$85,562	$85,977
(1)The Company has the ability to refinance any draw under the line of credit with successive short-term borrowings through the maturity date. Outstanding draws for which management has the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of May 31, 2025, $20.3 million of this facility was classified as long-term and was entirely denominated in Euros. $9.5 million was classified as short-term and was denominated in U.S. Dollars. Euro and Pound Sterling denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.
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
As of May 31, 2025, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.
Note 9.    Share Repurchase Plan
On June 19, 2023, the Company’s Board (the “Board”) approved a share repurchase plan (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, which became effective on September 1, 2023, the Company is authorized to acquire up to $50.0 million of its outstanding shares through August 31, 2025. On June 16, 2025, the Board approved the extension of the expiration date to August 31, 2026 for the 2023 Repurchase Plan. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the nine months ended May 31, 2025, the Company repurchased 39,000 shares at an average price of $249.71 per share, for a total cost of $9.7 million. As of May 31, 2025, the Company is authorized to purchase an additional $32.2 million under the 2023 Repurchase Plan.
Note 10.    Earnings per Common Share
The table below reconciles net income to net income available to common stockholders (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Net income	$20,977	$19,842	$69,753	$52,860
Less: Net income allocated to participating securities	(54)	(67)	(204)	(189)
Net income available to common stockholders	$20,923	$19,775	$69,549	$52,671
The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Weighted-average common shares outstanding, basic	13,544	13,552	13,548	13,556
Weighted-average dilutive securities	23	25	22	25
Weighted-average common shares outstanding, diluted	13,567	13,577	13,570	13,581
For the three months ended May 31, 2025, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 9,544 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive. For the three months ended May 31, 2024, there were no anti-dilutive stock-based equity awards outstanding.
For the nine months ended May 31, 2025 and 2024, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 8,425 and 1,801, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

Note 11.    Revenue
The following table presents the Company’s revenues by segment and major source (in thousands):

	Three Months Ended May 31, 2025				Nine Months Ended May 31, 2025
	Americas	EIMEA	Asia-Pacific	Total	Americas	EIMEA	Asia-Pacific	Total
WD-40 Multi-Use Product	$61,225	$42,804	$16,658	$120,687	$165,184	$134,076	$53,666	$352,926
WD-40 Specialist	9,400	9,671	2,957	22,028	25,353	25,912	8,497	59,762
Other maintenance products (1)	4,372	3,125	190	7,687	12,238	9,573	727	22,538
Total maintenance products	74,997	55,600	19,805	150,402	202,775	169,561	62,890	435,226
HCCP (2)	3,165	1,105	2,243	6,513	10,352	4,202	6,734	21,288
Total net sales	$78,162	$56,705	$22,048	$156,915	$213,127	$173,763	$69,624	$456,514

	Three Months Ended May 31, 2024				Nine Months Ended May 31, 2024
	Americas	EIMEA	Asia-Pacific	Total	Americas	EIMEA	Asia-Pacific	Total
WD-40 Multi-Use Product	$58,559	$45,402	$15,092	$119,053	$156,113	$124,018	$53,833	$333,964
WD-40 Specialist	9,034	8,407	2,783	20,224	23,232	22,598	8,053	53,883
Other maintenance products (1)	4,333	3,317	235	7,885	12,462	9,388	849	22,699
Total maintenance products	71,926	57,126	18,110	147,162	191,807	156,004	62,735	410,546
HCCP (2)	3,177	2,273	2,433	7,883	10,878	6,462	6,680	24,020
Total net sales	$75,103	$59,399	$20,543	$155,045	$202,685	$162,466	$69,415	$434,566
(1)Other maintenance products consist of the 3-IN-ONE and GT85 brands.
(2)Homecare and cleaning products (“HCCP”).
Contract Balances
Contract liabilities consist of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $2.5 million and $4.3 million as of May 31, 2025 and August 31, 2024, respectively. All of the $4.3 million that was included in contract liabilities as of August 31, 2024 was recognized to revenue during the nine months ended May 31, 2025. These contract liabilities are recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. Contract assets are recorded if the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. The Company did not have any contract assets as of May 31, 2025 and August 31, 2024. The Company has an unconditional right to payment for its trade and other accounts receivable on the Company’s condensed consolidated balance sheets. These receivables are presented net of an allowance for credit losses of $2.0 million as of May 31, 2025 and not significant as of August 31, 2024.
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
In addition to the commitments to purchase products from contract manufacturers described above, the Company may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation and renovation initiatives and/or supply chain initiatives. As of May 31, 2025, no such commitments were outstanding.
Litigation
From time to time, the Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. As of May 31, 2025, there were no unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss. As to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.
Indemnifications
As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not capped; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of May 31, 2025.
From time to time, the Company enters into indemnification agreements with certain parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. Indemnification agreements are generally entered into in the context of the particular agreements and are provided in an attempt to allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is not capped, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of May 31, 2025.
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
The provision for income taxes was 23.6% and 23.2% as a percentage of income before income taxes for the three months ended May 31, 2025 and 2024, respectively. There were no significant changes to the effective tax rate for the three months ended May 31, 2025 compared to the three months ended May 31, 2024.

The provision for income taxes was 5.9% and 23.1% as a percentage of income before income taxes for the nine months ended May 31, 2025 and 2024, respectively. This 17.2% decrease in the effective tax rate from period to period was primarily due to the expiration of the statute of limitations on the uncertain tax position associated with the Tax Cuts and Jobs Act’s mandatory onetime “toll tax” on unremitted foreign earnings. The release of the uncertain tax position generated a favorable income tax adjustment of $11.9 million, net of the tax effect of the related interest, during nine months ended May 31, 2025.

The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes of limitations, the Company’s federal income tax returns for years prior to fiscal year 2022 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2021 are no longer subject to examination. The Company is currently under audit in various state jurisdictions for fiscal years 2021 through 2023. The Company had an insignificant amount of unrecognized tax positions related to income tax positions that may be affected by the resolution of tax examinations or expiring statutes of limitations within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.

Income taxes receivable was $4.5 million and $0.5 million as of May 31, 2025 and August 31, 2024, respectively. Income taxes receivable are included in other current assets in the Company’s condensed consolidated balance sheets.
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

Summary information about reportable segments is as follows (in thousands):

For the Three Months Ended	Americas	EIMEA	Asia-Pacific	Unallocated Corporate (1)	Total
May 31, 2025
Net sales	$78,162	$56,705	$22,048	$-	$156,915
Income from operations	$20,483	$12,028	$7,087	$(12,233)	$27,365
Depreciation and amortization expense (2)	$921	$1,014	$55	$47	$2,037
Interest income	$51	$16	$37	$-	$104
Interest expense	$715	$171	$1	$-	$887

May 31, 2024
Net sales	$75,103	$59,399	$20,543	$-	$155,045
Income from operations	$18,382	$13,705	$6,750	$(11,661)	$27,176
Depreciation and amortization expense (2)	$1,201	$1,180	$56	$66	$2,503
Interest income	$3	$100	$33	$-	$136
Interest expense	$807	$373	$2	$-	$1,182

For the Nine Months Ended
May 31, 2025
Net sales	$213,127	$173,763	$69,624	$-	$456,514
Income from operations	$46,345	$40,982	$24,616	$(36,176)	$75,767
Depreciation and amortization expense (2)	$2,736	$3,008	$170	$185	$6,099
Interest income	$158	$99	$101	$-	$358
Interest expense	$2,206	$572	$3	$-	$2,781

May 31, 2024
Net sales	$202,685	$162,466	$69,415	$-	$434,566
Income from operations	$45,798	$35,307	$25,264	$(34,068)	$72,301
Depreciation and amortization expense (2)	$3,396	$3,404	$169	$217	$7,186
Interest income	$3	$182	$91	$-	$276
Interest expense	$1,872	$1,459	$5	$-	$3,336
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
Note 15.    Subsequent Events
Dividend Declaration
On June 17, 2025, the Company’s Board declared a cash dividend of $0.94 per share payable on July 31, 2025 to stockholders of record at the close of business on July 18, 2025.

Share Repurchase Plan
On June 16, 2025, the Company’s Board approved an amendment to extend the expiration date of the 2023 Repurchase Plan from August 31, 2025 to August 31, 2026. For additional information, refer to the terms and conditions of the 2023 Repurchase Plan in Note 9 — Share Repurchase Plan.

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

Highlights
The following summarizes the financial and operational highlights for our business during the nine months ended May 31, 2025:
•Consolidated net sales increased $21.9 million or 5%, to $456.5 million compared to the corresponding period of the prior fiscal year. Increases in sales volume favorably impacted net sales by approximately $21.5 million from period to period. Increases in the average selling price of our products positively impacted net sales by approximately $5.4 million from period to period. Changes to net sales attributable to volumes and average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period. Consolidated net sales was unfavorably impacted by changes in foreign currency exchange rates, which impact was estimated to be $5.0 million from period to period.
•Gross profit as a percentage of net sales increased to 55.2% from 53.1% in the corresponding period of the prior fiscal year.
•Consolidated net income increased $16.9 million, or 32%, compared to the corresponding period of the prior fiscal year. During the second quarter of fiscal year 2025, we released an uncertain tax position that generated a favorable income tax adjustment of $11.9 million. Excluding this one-time benefit, net income would have increased $5.0 million, or 9%.
•Diluted earnings per common share were $5.13 versus $3.88 in the prior fiscal year period. As noted above, during the second quarter of fiscal year 2025, we released an uncertain tax position that generated a favorable income tax adjustment. Excluding this one-time benefit, on a non-GAAP basis, adjusted diluted EPS was $4.26.
•During the first quarter of fiscal year 2025, we reclassified certain assets our homecare and cleaning product businesses in the Americas and EIMEA segments to held for sale.
•During the nine months ended May 31, 2025, we returned approximately $47.2 million to our stockholders through share repurchases and dividends.

Global Economic Conditions
We continue to monitor changes in international trade relations and trade policy, including those related to tariffs, which could adversely impact our results. We utilize third-party manufacturers and distribution centers that are primarily in regions near our customers and end users, which mitigates the potential unfavorable impacts of new tariffs on purchases of our inventory and shipments to our customers. However, certain inputs sourced by our third-party manufacturers to produce our inventory may increase in cost and unfavorably impact our results. In addition, any supply chain constraints, inflationary impacts or weakening in consumer demand as a result of changes to global economic conditions could impact our results.

See our risk factors disclosed in Part I―Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, which was filed with the SEC on October 21, 2024 for further information on risks related to global economic conditions and uncertainty of trade relations and tariffs affecting trade between the U.S. and other countries.

Results of Operations
Three and Nine Months Ended May 31, 2025 Compared to Three and Nine Months Ended May 31, 2024
Operating Items
The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2025	2024	Change from Prior Year		2025	2024	Change from Prior Year
			Dollars	Percent			Dollars	Percent
Net sales:
WD-40 Multi-Use Product	$120,687	$119,053	$1,634	1%	$352,926	$333,964	$18,962	6%
WD-40 Specialist	22,028	20,224	1,804	9%	59,762	53,883	5,879	11%
Other maintenance products	7,687	7,885	(198)	(3)%	22,538	22,699	(161)	(1)%
Total maintenance products	150,402	147,162	3,240	2%	435,226	410,546	24,680	6%
HCCP (1)	6,513	7,883	(1,370)	(17)%	21,288	24,020	(2,732)	(11)%
Total net sales	156,915	155,045	1,870	1%	456,514	434,566	21,948	5%
Cost of products sold	68,804	72,657	(3,853)	(5)%	204,600	203,684	916	—%
Gross profit	88,111	82,388	5,723	7%	251,914	230,882	21,032	9%
Operating expenses	60,746	55,212	5,534	10%	176,147	158,581	17,566	11%
Income from operations	$27,365	$27,176	$189	1%	$75,767	$72,301	$3,466	5%
Net income	$20,977	$19,842	$1,135	6%	$69,753	$52,860	$16,893	32%
EPS – diluted	$1.54	$1.46	$0.08	5%	$5.13	$3.88	$1.25	32%
Shares used in diluted EPS	13,567	13,577	(10)	—%	13,570	13,581	(11)	—%
(1)Homecare and cleaning products (“HCCP”)
Net Sales by Segment
The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2025	2024	Change from Prior Year		2025	2024	Change from Prior Year
			Dollars	Percent			Dollars	Percent
Americas	$78,162	$75,103	$3,059	4%	$213,127	$202,685	$10,442	5%
EIMEA	56,705	59,399	(2,694)	(5)%	173,763	162,466	11,297	7%
Asia-Pacific	22,048	20,543	1,505	7%	69,624	69,415	209	—%
Total	$156,915	$155,045	$1,870	1%	$456,514	$434,566	$21,948	5%

Americas Sales
The following table summarizes net sales by product line for the Americas segment, which includes the U.S., Canada and Latin America (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2025	2024	Change from Prior Year		2025	2024	Change from Prior Year
			Dollars	Percent			Dollars	Percent
WD-40 Multi-Use Product	$61,225	$58,559	$2,666	5%	$165,184	$156,113	$9,071	6%
WD-40 Specialist	9,400	9,034	366	4%	25,353	23,232	2,121	9%
Other maintenance products	4,372	4,333	39	1%	12,238	12,462	(224)	(2)%
Total maintenance products	74,997	71,926	3,071	4%	202,775	191,807	10,968	6%
HCCP	3,165	3,177	(12)	—%	10,352	10,878	(526)	(5)%
Total net sales	$78,162	$75,103	$3,059	4%	$213,127	$202,685	$10,442	5%
% of consolidated net sales	50%	49%			47%	47%
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Americas segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Third Quarter	Year to Date

Increase in average selling price(1)	$0.2	$0.3	$2.4	$2.9
Increase in sales volume(1)	6.3	3.1	2.4	11.8
Currency impact on current period	(1.1)	(1.4)	(1.8)	(4.3)
Increase in net sales	$5.4	$2.0	$3.0	$10.4
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Americas Sales – Three Months Ended – May 31, 2025 Compared to May 31, 2024
Net sales in the Americas segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $2.7 million, or 5%, primarily due to the increase in U.S. of $3.0 million. U.S. sales increased primarily due to higher sales volume due to higher level of promotional activities and timing of customer orders from certain mass retailers and online retailers. Sales in Latin America remained relatively constant from period to period. Latin America distributor markets decreased in sales volume from period to period due to a lower level of promotional activities and timing of customer orders, which were offset by an increase in sales volume in Brazil.
•WD-40 Specialist sales increased $0.4 million, or 4%, primarily due to increased distribution in the United States.
•Other maintenance product and homecare and cleaning product sales remained relatively constant from period to period.
•For the three months ended May 31, 2025, 73% of sales came from the U.S., and 27% of sales came from Canada and Latin America combined compared to the three months ended May 31, 2024 when 72% of sales came from the U.S., and 28% of sales came from Canada and Latin America.

Americas Sales – Nine Months Ended – May 31, 2025 Compared to May 31, 2024
Net sales in the Americas segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $9.1 million, or 6%, primarily due to increases in Latin America and U.S. of $6.9 million and $2.7 million, respectively. Sales in Brazil increased $7.0 million primarily due to operating under a direct model for the nine months ended May 31, 2025. Early in the third quarter of fiscal year 2024, we acquired a Brazilian distributor and shifted from an indirect distribution model to a direct model. In addition, sales in other Latin American markets increased $0.9 million due to improved economic conditions in certain regions as well as a higher level of promotional activities. Sales in U.S. increased primarily due to increased sales volumes due to a higher level of promotional programs. These increases in Latin America and U.S. were partially offset by lower sales in Mexico of $2.1 million primarily due to unfavorable changes in foreign currency exchange rates.
•WD-40 Specialist sales increased $2.1 million, or 9%, primarily due to new distribution and increased demand in the United States.
•Other maintenance product sales remained relatively constant from period to period.
•Homecare and cleaning product sales decreased $0.5 million, or 5%, primarily due to changes in distribution as well as reduced demand in the U.S. as a result of a lower level of advertising and promotional activities associated with these brands, as we focus on increasing sales of maintenance products in support of our four-by-four strategic framework.
•For the nine months ended May 31, 2025, 72% of sales came from the U.S., and 28% of sales came from Canada and Latin America combined compared to the nine months ended May 31, 2024 when 74% of sales came from the U.S., and 26% of sales came from Canada and Latin America.

EIMEA Sales
The following table summarizes net sales by product line for the EIMEA segment, which includes Europe, India, the Middle East and Africa (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2025	2024	Change from Prior Year		2025	2024	Change from Prior Year
			Dollars	Percent			Dollars	Percent
WD-40 Multi-Use Product	$42,804	$45,402	$(2,598)	(6)%	$134,076	$124,018	$10,058	8%
WD-40 Specialist	9,671	8,407	1,264	15%	25,912	22,598	3,314	15%
Other maintenance products	3,125	3,317	(192)	(6)%	9,573	9,388	185	2%
Total maintenance products	55,600	57,126	(1,526)	(3)%	169,561	156,004	13,557	9%
HCCP	1,105	2,273	(1,168)	(51)%	4,202	6,462	(2,260)	(35)%
Total net sales	$56,705	$59,399	$(2,694)	(5)%	$173,763	$162,466	$11,297	7%
% of consolidated net sales	36%	38%			38%	37%
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the EIMEA segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Third Quarter	Year to Date

Increase in average selling price(1)	$0.5	$0.9	$1.7	$3.1
Increase (decrease) in sales volume(1)	6.2	7.4	(4.8)	8.8
Currency impact on current period	2.0	(3.0)	0.4	(0.6)
Increase (decrease) in net sales	$8.7	$5.3	$(2.7)	$11.3
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
EIMEA Sales – Three Months Ended – May 31, 2025 Compared to May 31, 2024
Net sales decreased in the EIMEA segment from period to period, primarily due to the following:
•WD-40 Multi-Use Product sales decreased $2.6 million, or 6%, primarily due to a decrease in sales volume to our marketing distributor customers which unfavorably impacted sales by $3.9 million, primarily in the Middle East region. This decrease was due to lower demand as a result of weaker economic conditions in certain regions as well as timing of customer orders. This decrease was partially offset by increases in some of our direct markets, including the U.K. and France, which increased $0.5 million and $0.4 million, respectively, due to increased sales volume.
•WD-40 Specialist sales increased $1.3 million, or 15%, primarily due to higher sales volume as a result of increased promotional activity for our WD-40 Bike line in the DACH region, as well as stronger levels of demand in France and other direct markets.
•Other maintenance product sales remained relatively constant from period to period.

•Homecare and cleaning product sales decreased $1.2 million, or 51%, primarily due to reduced demand in the U.K. as a result of a lower level of advertising and promotional activities associated with these brands, as we focus on increasing sales of maintenance products in support of our four-by-four strategic framework.
EIMEA Sales – Nine Months Ended – May 31, 2025 Compared to May 31, 2024
Net sales increased in the EIMEA segment from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $10.1 million, or 8%, primarily due to higher sales volume across nearly all regions. Sales in direct markets increased significantly in France, Iberia, Benelux, and Italy which were up $2.2 million, $1.6 million, $1.4 million, and $1.3 million, respectively. Sales to our marketing distributors in various regions, increased $2.2 million, most predominately in India, primarily due to increased distribution, higher levels of demand and timing of customer orders. Most regions in EIMEA have experienced continued increases in sales volumes after a temporary reduction in demand from price increases we implemented during fiscal year 2023. While most of this volume recovery was experienced in fiscal year 2024 after customers adjusted to those price increases, this volume recovery has continued into fiscal year 2025 and has resulted in higher sales levels from period to period.
•WD-40 Specialist and other maintenance product sales increased $3.3 million, or 15%, primarily due to the increased demand and new distribution associated with premiumization efforts in support of our strategic framework. Other contributing factors include increased promotional activities discussed in the section for the three months ended May 31, 2025.
•Homecare and cleaning product sales decreased $2.3 million, or 35%, primarily due to reduced demand in the U.K. as a result of a lower level of advertising and promotional activities associated with these brands, as discussed above in the section for the three months ended May 31, 2025.

Asia-Pacific Sales
The following table summarizes net sales by product line for the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
			Change from Prior Year				Change from Prior Year
	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
WD-40 Multi-Use Product	$16,658	$15,092	$1,566	10%	$53,666	$53,833	$(167)	—%
WD-40 Specialist	2,957	$2,783	$174	6%	8,497	8,053	444	6%
Other maintenance products	190	$235	$(45)	(19)%	727	849	(122)	(14)%
Total maintenance products	19,805	$18,110	$1,695	9%	62,890	62,735	155	—%
HCCP	2,243	2,433	(190)	(8)%	6,734	6,680	54	1%
Total net sales	$22,048	$20,543	$1,505	7%	$69,624	$69,415	$209	—%
% of consolidated net sales	14%	13%			15%	16%
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Asia-Pacific segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Third Quarter	Year to Date

Increase (decrease) in average selling price(1)	$0.5	$(1.1)	$—	$(0.6)
(Decrease) increase in sales volume(1)	(2.1)	1.3	1.7	0.9
Currency impact on current period	0.6	(0.5)	(0.2)	(0.1)
(Decrease) increase in net sales	$(1.0)	$(0.3)	$1.5	$0.2
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Asia-Pacific Sales – Three Months Ended – May 31, 2025 Compared to May 31, 2024
Net sales in the Asia-Pacific segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $1.6 million, or 10%, primarily due to increases in China and our Asia distributor markets of $0.9 million and $0.6 million, respectively. Sales in China increased due to increased sales volume from successful promotional programs and marketing activities as well as increased distribution. Sales in our Asia Distributor markets increased due to successful promotional programs and increased demand, particularly in Indonesia and Taiwan.
•WD-40 Specialist and other maintenance product sales remained relatively constant from period to period.
•Homecare and cleaning product sales decreased $0.2 million, or 8%, from period to period primarily due to lower sales due to a lower level of promotional activity.
Asia-Pacific Sales – Nine Months Ended – May 31, 2025 Compared to May 31, 2024
Net sales in the Asia-Pacific segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales remained relatively constant due to sales decreases in Asia distributor markets of $2.6 million mostly offset by sales increases in China and Australia of $2.1 million and $0.3 million, respectively.

Asia distributor markets experienced a decrease in sales volume primarily due to market disruption driven by the strengthening of the U.S. Dollar during the first half of fiscal year 2025, as well as weaker economic conditions in certain regions. In addition, sales volumes decreased due to timing of customer orders placed by certain of our distributors, particularly in the Philippines. Sales in China and Australia increased due to higher sales volume from successful promotional programs and marketing activities.
•WD-40 Specialist sales increased $0.4 million, or 6%, primarily due to increased sales volume due to successful promotional programs and marketing activities in China.
•Other maintenance and homecare and cleaning product sales remained relatively constant from period to period. Our homecare and cleaning businesses in the Asia-Pacific segment are not held for sale.
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
•Our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.6 million, or 2.9% of net sales for both the three months ended May 31, 2025 and 2024, respectively, and $13.5 million and $12.6 million, or 3.0% and 2.9% of net sales for the nine months ended May 31, 2025 and 2024, respectively.
The following table summarizes gross margin and gross profit (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2025	2024	Change from Prior Year		2025	2024	Change from Prior Year
Gross profit	$88,111	$82,388	$5,723		$251,914	$230,882	$21,032
Gross margin	56.2%	53.1%	310	bps (1)	55.2%	53.1%	210	bps (1)
(1)Basis points (“bps”) change in gross margin.
Gross Margin – Three Months Ended – May 31, 2025 Compared to May 31, 2024
Gross margin increased 310 bps primarily due to the following favorable impacts:

Favorable	Explanations
110 bps	Increases in average selling prices
80 bps	Lower costs of specialty chemicals used in the formulation of our products
60 bps	Lower costs of aerosol cans
During the first quarter of fiscal year 2025, we reclassified certain assets of our homecare and cleaning product businesses in the Americas and EIMEA segments to held for sale. Gross margin excluding these products would have been 0.5% higher during the three months ended May 31, 2025.

Gross Margin – Nine Months Ended – May 31, 2025 Compared to May 31, 2024
Gross margin increased 210 bps primarily due to the following favorable impacts:

Favorable	Explanations
70 bps	Lower costs of aerosol cans
70 bps	Lower costs of specialty chemicals used in the formulation of our products
50 bps	Favorable sales mix and other miscellaneous mix impacts
Gross margin excluding assets held for sale would have been 0.6% higher during the nine months ended May 31, 2025.
Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended May 31,				Nine Months Ended May 31,
	2025	2024	Change from Prior Year		2025	2024	Change from Prior Year
(in thousands)			Dollars	Percent			Dollars	Percent
SG&A expenses	$51,541	$45,564	$5,977	13%	$151,054	$134,722	$16,332	12%
% of net sales	32.8%	29.4%			33.1%	31.0%
SG&A Expenses – Three Months Ended – May 31, 2025 Compared to May 31, 2024
The increase in SG&A expenses was primarily due to increases in employee-related costs of $5.8 million due to higher accrued incentive compensation, annual compensation increases, higher stock-based compensation expense and higher headcount. These higher employee-related costs include additional headcount to support various sales growth initiatives identified within our strategic framework, as well as headcount related to the enhancement of our information systems.
SG&A Expenses – Nine Months Ended – May 31, 2025 Compared to May 31, 2024
The increase in SG&A expenses was primarily due to increases in employee-related costs of $11.5 million due to higher accrued incentive compensation, annual compensation increases, higher stock-based compensation expense and higher headcount. These higher employee-related costs include additional headcount to support various sales growth initiatives identified within our strategic framework and headcount related to the enhancement of our information systems. Professional services fees increased SG&A by $1.2 million primarily due to increases in the EIMEA segment in support of various strategic initiatives. Freight expense increased $0.9 million primarily in the Americas and EIMEA segments, due to higher sales volumes that resulted in higher outbound freight costs. Credit loss adjustments increased in the U.S. by $0.6 million and travel and meeting expenses increased $0.6 million as a result of additional travel related to geographic expansion and other initiatives aligned with our strategic framework. Amortization costs associated with cloud computing implementation also increased SG&A by $0.6 million from period to period.
We continued our research and development investment, the majority of which is associated with our maintenance products, including efforts focused on sustainability as well as our focus on innovation and renovation of our products. Research and development costs were $2.5 million and $2.2 million for the three months ended May 31, 2025 and 2024, respectively, and $6.3 million and $5.8 million for the nine months ended May 31, 2025 and 2024, respectively. The increase from period to period was partially due to a higher level of research and development activity associated with our sustainability initiatives. Our research and development team engages in consumer research, environmental and sustainability initiatives, product development, product improvements and testing activities. This team leverages its development capabilities by collaborating with a network of outside resources including our current and prospective third-party contract manufacturers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion (“A&P”) Expenses

	Three Months Ended May 31,				Nine Months Ended May 31,
			Change from Prior Year				Change from Prior Year
(in thousands)	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
A&P expenses	$9,160	$9,345	$(185)	(2)%	$24,957	$23,053	$1,904	8%
% of net sales	5.8%	6.0%			5.5%	5.3%
A&P Expenses – Three Months Ended – May 31, 2025 Compared to May 31, 2024
A&P expenses remained relatively constant from period to period.
As a percentage of net sales, A&P expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales were $8.6 million and $7.7 million for the three months ended May 31, 2025 and 2024, respectively. Therefore, our total expenditures on A&P activities were $17.7 million and $17.0 million for the three months ended May 31, 2025 and 2024, respectively.
A&P Expenses – Nine Months Ended – May 31, 2025 Compared to May 31, 2024
The increase in A&P expenses was primarily due to a higher level of promotional programs and marketing support, particularly in the Americas and EIMEA segments. Although A&P expenses increased from period to period, A&P expenses as a percentage of net sales remained relatively constant.
Total promotional costs recorded as a reduction to sales were $25.1 million and $23.1 million, for the nine months ended May 31, 2025 and 2024, respectively. Therefore, our total expenditure on A&P activities was $50.1 million and $46.1 million for the nine months ended May 31, 2025 and 2024, respectively.
Income from Operations by Segment
The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2025	2024	Change from Prior Year		2025	2024	Change from Prior Year
			Dollars	Percent			Dollars	Percent
Americas	$20,483	$18,382	$2,101	11%	$46,345	$45,798	$547	1%
EIMEA	12,028	13,705	(1,677)	(12)%	40,982	35,307	5,675	16%
Asia-Pacific	7,087	6,750	337	5%	24,616	25,264	(648)	(3)%
Unallocated corporate (1)	(12,233)	(11,661)	(572)	(5)%	(36,176)	(34,068)	(2,108)	(6)%
Total	$27,365	$27,176	$189	1%	$75,767	$72,301	$3,466	5%
(1)Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the business segments. These expenses are reported separate from our identified segments and are included in Selling, General and Administrative expenses on our consolidated statements of operations.
Americas
Americas Operating Income – Three Months Ended – May 31, 2025 Compared to May 31, 2024
Income from operations for the Americas increased to $20.5 million, up $2.1 million, or 11.0%, primarily due to a $3.1 million increase in sales and a higher gross margin, which was partially offset by higher operating expenses. Gross margin for the Americas segment increased from 50.6% to 54.2%, primarily due a lower level of discounts that we gave to our customers, as well as decreases in the costs of petroleum-based specialty chemicals, and the favorable impact of increases in average selling price. Operating expenses increased $2.3 million primarily due to higher employee-related costs as a result of increased headcount, annual compensation increases and increased stock-based compensation expense from period to period. Operating income as a percentage of net sales increased from 24.5% to 26.2% period over period.

Americas Operating Income – Nine Months Ended – May 31, 2025 Compared to May 31, 2024
Income from operations for the Americas increased to $46.3 million, up $0.5 million, or 1%, primarily due to a increase in sales of $10.4 million and a higher gross margin partially offset by higher operating expenses. Gross margin for the Americas segment increased from 50.2% to 51.7%, primarily due to decreases in the costs of petroleum-based specialty chemicals, the favorable impact of increases in average selling price and a lower level of discounts that we gave to our customers. These favorable impacts were partially offset by higher warehousing, distribution and freight costs increases as well as increases to miscellaneous other input costs. Operating expenses increased $7.8 million primarily due to higher employee-related costs as a result of increased headcount, higher accrued incentive compensation and annual compensation increases. In addition, operating expenses increased due to a higher level of A&P expenses, higher outbound freight costs primarily due to increased sales and an increase in provision for credit losses from period to period. Operating income as a percentage of net sales decreased from 22.6% to 21.7% period over period.
EIMEA
EIMEA Operating Income – Three Months Ended – May 31, 2025 Compared to May 31, 2024
Income from operations for the EIMEA segment decreased to $12.0 million, down $1.7 million, or 12%, primarily due to due to higher operating expenses and decreased sales partially offset by higher gross margin. Operating expenses increased $1.9 million primarily due to higher employee-related costs as a result of higher accrued incentive compensation, annual compensation increases and increased headcount. In addition, operating expenses increased due to a higher level of professional service costs and travel and meeting expenses in support of our strategic framework. Gross margin for the EIMEA segment increased from 54.8% to 57.7% primarily due to the favorable impact of price increases as well as favorable changes in sales mix and market mix from period to period, and decreases to miscellaneous other input costs. Operating income as a percentage of net sales decreased from 23.1% to 21.2% period over period.
EIMEA Operating Income – Nine Months Ended – May 31, 2025 Compared to May 31, 2024
Income from operations for the EIMEA segment increased to $41.0 million, up $5.7 million, or 16%, primarily due to a $11.3 million increase in sales and a higher gross margin, which was partially offset by higher operating expenses. Gross margin for the EIMEA segment increased from 54.4% to 57.9% primarily due to the favorable impact of price increases as well as decreases to miscellaneous other input costs, and decreases in the costs of aerosol cans. Operating expenses increased $6.5 million primarily due to the factors as discussed above in the section for the three months ended May 31, 2025, as well as a higher level of A&P expenses from period to period. Operating income as a percentage of net sales increased from 21.7% to 23.6% period over period.
Asia-Pacific
Asia-Pacific Operating Income – Three Months Ended – May 31, 2025 Compared to May 31, 2024
Income from operations for the Asia-Pacific segment increased to $7.1 million, up $0.3 million, or 5%, primarily due to a $1.5 million increase in sales and a higher gross margin, partially offset by higher operating expenses. Gross margin for the Asia-Pacific segment increased from 57.6% to 59.0%, primarily due to a lower level of discounts that we gave to our customers partially offset by the unfavorable changes in sales mix and market mix from period to period. Operating expenses increased $0.8 million due to higher employee-related costs as a result of annual compensation increases as well as higher A&P expenses from period to period. Operating income as a percentage of net sales decreased slightly from 32.9% to 32.1%.
Asia-Pacific Operating Income – Nine Months Ended – May 31, 2025 Compared to May 31, 2024
Income from operations for the Asia-Pacific segment decreased to $24.6 million, down $0.6 million, or 3%, due to higher operating expenses partially offset by increased sales and a higher gross margin, which increased slightly from 58.5% to 59.0%. Operating expenses increased $1.2 million primarily due to the factors as discussed above in the section for the three months ended May 31, 2025. Operating income as a percentage of net sales decreased from 36.4% to 35.4% period over period.

Unallocated Corporate
Unallocated Corporate Expenses – Three Months Ended – May 31, 2025 Compared to May 31, 2024
Unallocated corporate expenses increased to $12.2 million, up $0.6 million, or 5%, as a result of higher accrued incentive compensation expense from period to period.
Unallocated Corporate Expenses – Nine Months Ended – May 31, 2025 Compared to May 31, 2024
Unallocated corporate expenses increased to $36.2 million, up $2.1 million, or 6%, as a result higher accrued incentive compensation costs as well as amortization costs associated with the implementation of the ERP system in the U.S.
Non-Operating Items
The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended May 31,			Nine Months Ended May 31,
	2025	2024	Change	2025	2024	Change
Interest income	$104	$136	$(32)	$358	$276	$82
Interest expense	$887	$1,182	$(295)	$2,781	$3,336	$(555)
Other income (expense), net	$880	$(283)	$1,163	$813	$(516)	$1,329
Provision for income taxes	$6,485	$6,005	$480	$4,404	$15,865	$(11,461)
Interest Income
Interest income remained relatively consistent for both the three and nine months ended May 31, 2025 and 2024.
Interest Expense
Interest expense decreased by $0.3 million for the $0.6 million for the three months ended May 31, 2025 and 2024, respectively, primarily due to lower aggregate outstanding balances on our revolving credit agreement from period to period.
Other Income (Expense), Net
Other income (expense), net changed favorably by $1.2 million and $1.3 million for the three and nine months ended May 31, 2025 and 2024, respectively, primarily due to foreign currency exchange gains which were recorded for the three and nine months ended May 31, 2025 compared to net foreign currency exchange losses which were recorded in the same period of the prior fiscal year as a result of fluctuations in the foreign currency exchange rates for both the Euro and the U.S. Dollar against the Pound Sterling.
Provision for Income Taxes
The provision for income taxes was 23.6% and 23.2% of income before income taxes for the three months ended May 31, 2025 and 2024, respectively. Descriptions of impacts on our effective income tax rate are incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 13 — Income Taxes included in this report.
The provision for income taxes was 5.9% and 23.1% of income before income taxes for the nine months ended May 31, 2025 and 2024, respectively. Descriptions of impacts on our effective income tax rate are incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 13 — Income Taxes included in this report.
Net Income
Net income increased 6% to $21.0 million, or $1.54 per common share on a fully diluted basis, for the three months ended May 31, 2025 compared to $19.8 million, or $1.46 per common share on a fully diluted basis, for the three months ended May 31, 2024.
Net income increased 32% to $69.8 million, or $5.13 per common share on a fully diluted basis, for the nine months ended May 31, 2025 compared to $52.9 million, or $3.88 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. During the second quarter of fiscal year 2025, we released an uncertain tax position that generated a favorable income tax adjustment of $11.9 million. Excluding this one-time benefit, net income would have increased $5.0 million, or 9%.
Performance Measures and Non-GAAP Reconciliations
In managing our business operations and assessing our financial performance, we supplement the information provided by our financial statements with certain non-GAAP performance measures. These performance measures are part of our current 55/30/25 business model, which includes gross margin, cost of doing business, and “Adjusted EBITDA” (defined below), the latter two of which are non-GAAP performance measures. Cost of doing business is defined as total operating expenses less amortization of definite-lived intangible assets, impairment charges related to intangible assets, amortization of implementation costs associated with cloud computing arrangements (“cloud computing amortization”) and depreciation in operating departments. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation, amortization of definite-lived intangible assets, and cloud computing amortization. We placed a new cloud-based enterprise resource planning system into service in the U.S., which we began to amortize in the second quarter of fiscal year 2024.
We target our gross margin to be 55% of net sales, our cost of doing business to be 30% of net sales, and our Adjusted EBITDA to be 25% of net sales. Results for these performance measures may vary from period to period depending on various factors, including economic conditions such as the inflationary environment we have experienced in the last several fiscal years, and our level of investment in activities for the future such as those related to quality assurance, regulatory compliance, information technology, sustainability, and intellectual property protection in order to safeguard our WD-40 brand. Our targets for gross margin, cost of doing business and Adjusted EBITDA are long-term in nature. We expect to make progress towards our cost of doing business and Adjusted EBITDA targets over time. Progression towards our cost of doing business and Adjusted EBITDA measures may be challenging if the anticipated divestiture of certain of our homecare and cleaning product businesses occurs, due to the low level of operating expenses associated with these businesses. Despite these potential challenges, we intend to focus our resources and proceeds from the anticipated sale of those brands on growing our higher growth and higher gross margin core business.
The following table summarizes the results of these performance measures:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Gross margin – GAAP	56%	53%	55%	53%
Cost of doing business as a percentage of net sales – non-GAAP	38%	34%	38%	35%
Adjusted EBITDA as a percentage of net sales – non-GAAP (1)	20%	19%	18%	18%
(1)Percentages may not aggregate to Adjusted EBITDA percentage due to rounding and because amounts recorded in other income (expense), net on our condensed consolidated statement of operations are not included as an adjustment to earnings in the Adjusted EBITDA calculation.
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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Total operating expenses – GAAP	$60,746	$55,212	$176,147	$158,581
Amortization (1)	(475)	(640)	(1,401)	(1,456)
Depreciation (in operating departments)	(881)	(1,111)	(2,696)	(3,256)
Cost of doing business	$59,390	$53,461	$172,050	$153,869
Net sales	$156,915	$155,045	$456,514	$434,566
Cost of doing business as a percentage of net sales – non-GAAP	38%	34%	38%	35%
(1)    Includes amortization of definite-lived intangible assets and cloud computing amortization.
Adjusted EBITDA (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Net income – GAAP	$20,977	$19,842	$69,753	$52,860
Provision for income taxes	6,485	6,005	4,404	15,865
Interest income	(104)	(136)	(358)	(276)
Interest expense	887	1,182	2,781	3,336
Amortization (1)	475	640	1,401	1,456
Depreciation	1,992	2,200	5,963	6,380
Adjusted EBITDA	$30,712	$29,733	$83,944	$79,621
Net sales	$156,915	$155,045	$456,514	$434,566
Adjusted EBITDA as a percentage of net sales – non-GAAP	20%	19%	18%	18%
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
The following is a reconciliation of diluted EPS to Adjusted EPS:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2025	2024	2025	2024
Diluted EPS - GAAP	$1.54	$1.46	$5.13	$3.88
Release of Uncertain Tax Position - Tax Cut and Jobs Act (1)	—	—	(0.87)	—
Adjusted diluted EPS - Non-GAAP	$1.54	$1.46	$4.26	$3.88
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
Our principal sources of liquidity are cash generated from operations and cash currently available from our existing unsecured revolving credit facility under the Credit Agreement with Bank of America, N.A. We use the revolving credit facility primarily for our general working capital needs. We also hold borrowings under the Note Agreement. See Note 8 — Debt for additional information on these agreements.
We have historically held a balance of outstanding draws on our line of credit in either U.S. Dollars in the Americas segment, or in Euros and Pounds Sterling in the EIMEA segment. Euro and Pound Sterling denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. We have the ability to refinance any draws under the line of credit with successive short-term borrowings through the April 30, 2029 maturity date of the Credit Agreement. Outstanding draws for which we have both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of May 31, 2025, $20.3 million of this facility was classified as long-term and was entirely denominated in Euros. $9.5 million was classified as short-term and was entirely denominated in U.S. Dollars. In the United States, we held $66.0 million in fixed rate long-term borrowings as of May 31, 2025, consisting of senior notes under our Note Agreement. We paid $0.8 million in principal payments on our Series A Notes during the first nine months of fiscal year 2025. There were no other letters of credit outstanding or restrictions on the amount available on our line of credit or notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three and a half to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 8 — Debt for additional information on these financial covenants. At May 31, 2025, we were in compliance with all material debt covenants. We continue to monitor our compliance with all debt covenants and, at the present time, we believe that the likelihood of being unable to satisfy all material covenants is remote. At May 31, 2025, we had a total of $51.7 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.
We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund short-term and long-term operating requirements, capital expenditures, dividend payments, acquisitions, new business development activities and share repurchases.
On June 16, 2025, the Board approved the extension of the expiration date to August 31, 2026 for the 2023 Repurchase Plan, which became effective on September 1, 2023 and was set to expire August 31, 2025. We are authorized to acquire up to $50.0 million of our outstanding shares through this expiration date of August 31, 2026, of which $32.2 million remains available for the repurchase of shares of common stock as of May 31, 2025.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended May 31,
	2025	2024	Change
Net cash provided by operating activities	$57,980	$64,824	$(6,844)
Net cash used in investing activities	(2,848)	(9,103)	6,255
Net cash used in financing activities	(49,321)	(58,145)	8,824
Effect of exchange rate changes on cash and cash equivalents	(828)	(419)	(409)
Net increase (decrease) in cash and cash equivalents	$4,983	$(2,843)	$7,826
Operating Activities
Net cash provided by operating activities decreased $6.8 million to $58.0 million for the nine months ended May 31, 2025. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the nine months ended May 31, 2025 was net income of $69.8 million, which increased approximately $16.9 million from period to period, primarily due to the release of the uncertain tax position in the second quarter of fiscal year 2025 that resulted in a net benefit of $11.9 million, as discussed in Note 13 to the condensed consolidated financial statements.

Changes in our working capital decreased net cash provided by operating activities by $14.8 million for the nine months ended May 31, 2025, compared to a $3.1 million increase in the prior period. The unfavorable $11.7 million net change in working capital was primarily due to changes in inventory, accounts payable, and other assets. Changes in inventory balances decreased net cash provided by operating activities by $11.7 million from period to period. We took deliberate actions to significantly decrease inventory levels during the nine months ended May 31, 2024, which actions resulted in a significant net cash inflow in the comparative period, whereas inventory levels remained relatively consistent in the current period. Changes in accounts payable balances decreased working capital $9.6 million primarily due to the timing of payments to vendors in the Americas from period to period. Changes in other asset balances decreased working capital by $6.2 million, primarily due to a $4.1 million increase in tax receivable due to timing of tax payments as well as a $0.7 million increase in assets related to cloud-based information systems.
These unfavorable changes in working capital were partially offset by favorable changes in trade and other accounts receivable balances of $20.4 million primarily due to the timing of collection of payments from customers, primarily in the U.S.
Investing Activities
Net cash used in investing activities decreased $6.3 million to $2.8 million. In the prior fiscal year, we acquired a Brazilian distributor for $6.2 million in cash as we shifted from an indirect distribution model to a direct model.
Financing Activities
Net cash used in financing activities decreased $8.8 million to $49.3 million for the nine months ended May 31, 2025 primarily due to net proceeds of $1.6 million on our revolving credit facility during the first nine months of the fiscal year, compared to net repayments of $11.6 million in the corresponding period of the prior fiscal year. This decrease in net cash used in financing activities was slightly offset by increases in dividends paid to stockholders of $2.3 million and increases of treasury stock repurchases of $1.6 million.
Effect of Exchange Rate Changes
All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $0.8 million for the nine months ended May 31, 2025 as compared to a decrease in cash of $0.4 million for the nine months ended May 31, 2024. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Euro and Pound Sterling against the U.S. Dollar.
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
In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers to purchase finished goods and components to support innovation initiatives and/or supply chain initiatives. As of May 31, 2025, no such commitments were outstanding.

Share Repurchase Plans
The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 9 — Share Repurchase Plan and Note 15 — Subsequent Events included in this report.
Dividends
On June 17, 2025, the Company’s Board declared a cash dividend of $0.94 per share payable on July 31, 2025 to stockholders of record at the close of business on July 18, 2025.
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
Item 4.    Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2025, the end of the period covered by this report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.
There were no changes in our internal control over financial reporting during the three months ended May 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On June 16, 2025, the Board approved the extension of the expiration date to August 31, 2026 for the 2023 Repurchase Plan, which became effective on September 1, 2023 and was set to expire August 31, 2025. We are authorized to acquire up to $50.0 million of our outstanding shares through this expiration date of August 31, 2026, of which $32.2 million remains available for the repurchase of shares of common stock as of May 31, 2025. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the nine months ended May 31, 2025, the Company repurchased 39,000 shares at an average price of $249.71 per share, for a total cost of $9.7 million under this $50.0 million plan.
The following table provides information with respect to all purchases made by the Company during the three months ended May 31, 2025. All purchases listed below were made in the open market at prevailing market prices and were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Exchange Act.

	Total # of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plans & Programs	Max $ Value of Shares That May Yet Be Purchased Under the Plans & Programs
Period
March 1 – March 31	5,000	$241.52	5,000	$34,000,165
April 1 – April 30	4,000	$234.14	4,000	$33,063,597
May 1 – May 31	3,750	$239.05	3,750	$32,167,146
	12,750	$238.48	12,750

Item 5.    Other Information
During the three months ended May 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

101
The following materials from WD-40 Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: July 10, 2025	By:	/s/ STEVEN A. BRASS
Steven A. Brass President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ SARA K. HYZER
Sara K. Hyzer Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)