Form 10-K
period 2025-08-31
WD 40 CO
filed 2025-10-27
CIK 105132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2025
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
Yes ☐ No ☑
The aggregate market value (closing price) of the voting stock held by non-affiliates of the registrant as of February 28, 2025 was approximately $3,191,726,331.
As of October 21, 2025, there were 13,527,835 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference:
The Proxy Statement for the annual meeting of stockholders on December 12, 2025 is incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

WD-40 COMPANY
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended August 31, 2025

PART I
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements which reflect our current views with respect to future events and financial performance.
These forward-looking statements include, but are not limited to, discussions about future financial and operating results, including: expected benefits from any divestiture transaction; disruption to the parties’ business as a result of the announcement or completion of any divestiture transaction; the Company's ability to successfully complete any planned divestiture; expected timing for the closing of any divestitures; expected proceeds from any divestiture; the intended use of proceeds by the Company from any divestiture transaction; impact of any divestiture transaction on the Company's stock price or EPS; growth expectations for maintenance products; expected levels of promotional and advertising spending; anticipated input costs for manufacturing and the costs associated with distribution of our products; plans for and success of product innovation, the impact of new product introductions on the growth of sales; anticipated results from product line extension sales; expected tax rates and the impact of tax legislation and regulatory action; changes in the political conditions or relations between the United States and other nations; changes in trade policies and tariffs and the impact therefrom; the impacts from inflationary trends; the impacts from supply chain constraints and supply chain disruptions; changes in interest rates; and forecasted foreign currency exchange rates and commodity prices. We undertake no obligation to revise or update any forward-looking statements. These forward-looking statements are generally identified with words such as “believe,” “expect,” “intend,” “plan,” “project,” “could,” “may,” “aim,” “anticipate,” “target,” “estimate” and similar expressions. We undertake no obligation to revise or update any forward-looking statements.
Actual events or results may differ materially from those projected in forward-looking statements due to various factors, including, but not limited to, those identified in Item 1A of this report. As used in this report, the terms “we,” “our,” “us” and the “Company” refer to WD-40 Company and its subsidiaries, unless the context suggests otherwise. Amounts and percentages in tables and discussions may not total due to rounding.
Item 1.    Business
Overview
WD-40 Company is a global marketing organization dedicated to creating positive lasting memories by developing and selling products that solve problems in workshops, factories and homes around the world. The Company was founded in 1953 and is headquartered in San Diego, California.
For more than four decades, we sold only one product, WD-40® Multi-Use Product, a multi-purpose maintenance product which acts as a lubricant, rust preventative, penetrant and moisture displacer. Over the last several decades, we have evolved and expanded our product offerings through both research and development activities and through the acquisition of several of our smaller brands worldwide. As a result, we have built a family of brands and product lines that deliver high quality performance at a good value to our end users.
We currently market and sell our products in more than 176 countries and territories worldwide primarily through hardware stores, automotive parts outlets, industrial distributors and suppliers, mass retail and home center stores, value retailers, grocery stores, online retailers, warehouse club stores, farm supply stores, sport retailers, and independent bike dealers.
Our sales come from two product groups – maintenance products and homecare and cleaning products. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, India, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”) and Australia. We sold certain assets of the homecare and cleaning product brands in the EIMEA segment in the fourth quarter of fiscal year 2025. See Note 3. Assets Held for Sale of the consolidated financial statements, included in Item 15 of this report for additional information on this sale. These brands are included in the results of operations in the consolidated statements of operations for fiscal year 2025. We continue to make available for sale certain assets of our homecare and cleaning product portfolios in the Americas segment and are expecting the sale of these portfolios in fiscal year 2026. This potential sale will allow us to focus on our core, higher-margin maintenance products that are included in our strategic framework. The principal driver of our sales growth is focused on our maintenance products and making them available in more places, for more people, who we expect will find more uses, more frequently.

Our future is guided by a long-term four-by-four strategic framework tied to our purpose and our values. There are two main elements of our strategic framework.
The first element of our four-by-four strategic framework, which we refer to as our Must-Win Battles, focuses on increasing sales of our maintenance products. Our four Must-Win Battles include:
1.growing WD-40 Multi-Use Product sales through geographic expansion;
2.growing sales and gross margin through the premiumization of WD-40 Multi-Use Product;
3.growing the WD-40 Specialist product line through category leadership; and
4.accelerating our capabilities in building our brand digitally and maximizing our global digital commerce presence.

The second element of our four-by-four strategic framework, which we refer to as our Strategic Enablers, focuses on operational excellence. Our four Strategic Enablers include:
1.ensuring a people-first mindset where we can attract, develop and engage outstanding employees;
2.building a sustainable business for the future;
3.achieving operational excellence in supply chain; and
4.driving productivity through enhanced systems.
These elements are the foundation of our four-by-four strategic framework and are where we will continue to focus our time, talent and resources.

We continue to be focused and committed to innovation and renovation of our products. We see innovation and renovation as important factors to the long-term growth and enhancing the sustainability of our brands and product lines. We intend to continue to work on future products, product lines, product packaging, and product delivery systems, as well as promotional innovations and renovations to expand our product portfolio, build a more sustainable future, and to help us grow. We are also focused on expanding our current brands in existing markets with new product development. Our research and development team supports new product development and current product improvement for our brands. Over the years, the impact of our research and development team on most of our brands and products has been reflected through our innovation. Key innovations for our products include, but are not limited to, WD-40 EZ-Reach Flexible Straw®, WD-40 Smart Straw®, WD-40 Trigger Pro®, WD-40 Specialist®, WD-40 Specialist® Degreaser & Cleaner EZ-Pods, WD-40® Precision Pen, WD-40 BIKE®, 3-IN-ONE RVcare® and 3-IN-ONE® Professional Garage Door Lube.
Our homecare and cleaning products in the Americas and Asia-Pacific segments are considered harvest brands, which continue to provide positive returns but are becoming a smaller part of the business as sales of the maintenance products grow with the execution of our four Must Win Battles within our strategic framework. We have continued to sell products within these brands but with a reduced level of marketing investment over time.
Human Capital Resources
Our purpose can only be achieved with the efforts of our 714 employees who live our values and create positive lasting memories for our stakeholders, including end users solving problems in factories, workshops, and homes around the world. Our workforce is distributed globally in 18 countries, with approximately 35% in the Americas, 40% in EIMEA, 15% in Asia-Pacific, and 10% corporate employees. Women make up approximately 46% of our global workforce. The average tenure of our global workforce is eight years and our average employee retention rate is greater than 90%.
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
Our workforce is comprised of the following functions: marketing, sales, customer service, finance and accounting, investor relations, legal, information technology, human resources, supply chain and logistics, innovation, research and development, environmental programs, quality, and other technical fields. The success of our teams is accelerated through global collaboration and our bold ambition to become a world-class learning organization.
Products
Maintenance Products
We offer multi-purpose maintenance products and specialty maintenance products. These maintenance products are sold worldwide and they provide end users with a variety of product application and delivery system options.
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
Homecare and Cleaning Products
We sell our homecare and cleaning products in certain locations worldwide and they include a portfolio of well-known brands. We are pursuing the sale of certain assets of these portfolios in the Americas segments in fiscal year 2026 and are classified as held for sale. Certain of our homecare and cleaning product brands will continue to be held for use due to their significance to the business within certain regional markets in the Asia-Pacific segment.
We are actively pursuing the sale in fiscal year 2026 of the following homecare and cleaning product brands in the Americas segment:
2000 Flushes® – The 2000 Flushes brand is a line of long-lasting automatic toilet bowl cleaners. It includes a variety of formulas, including the Bleach and Blue plus Bleach that has a unique EPA-approved “kills bacteria” claim. 2000 Flushes is sold primarily in the U.S. and Canada through grocery and mass retail channels as well as through online retailers.
Spot Shot® – The Spot Shot brand is sold as an aerosol and a liquid trigger carpet stain and odor eliminator. The brand includes Spot Shot Instant Carpet Stain & Odor Eliminator and the environmentally friendly product Spot Shot Pet Instant Carpet Stain & Odor Eliminator, which has a non-toxic and biodegradable formula. Spot Shot products are sold primarily through grocery, online retailers, warehouse club stores and hardware and home center stores in the U.S., Canada and the U.K.
Carpet Fresh® – The Carpet Fresh brand is a line of room and rug deodorizers sold as powder and aerosol quick-dry foam products. This product is sold primarily through grocery, mass, and value retail channels as well as through online retailers in the U.S. under a third party licensing agreement.
Lava® – The Lava brand consists of heavy-duty hand cleaner products which are sold in bar soap and liquid form through hardware, grocery, industrial, automotive and mass retail channels as well as through online retailers primarily in the U.S.
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
We sold certain assets of the homecare and cleaning product brands in the EIMEA segment in the fourth quarter of fiscal year 2025. See Note 3. Assets Held for Sale of the consolidated financial statements, included in Item 15 of this report for additional information on this sale. These brands are included in the results of operations in the consolidated statements of operations for fiscal year 2025:
1001® and 1001 Carpet Fresh® – The 1001 brand is a line of room and rug deodorizers sold as powder and aerosol quick-dry foam products. These products were sold primarily through grocery, mass, and value retail channels as well as through online retailers in the U.K. In the U.K., these products were sold under the 1001® and 1001 Carpet Fresh® brand names.
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
Manufacturing
We outsource our finished goods manufacturing directly or through our marketing distributors to various third-party manufacturers. We or our marketing distributors use contract manufacturers in the U.S., Mexico, Brazil, Argentina, Colombia, the U.K., Italy, Poland, Australia, China, the Middle East, South Korea and India. The Company has minimum purchase obligations that primarily consist of contractual volume commitments with certain third-party packagers. See Note 14. commitments and contingencies of the consolidated financial statements, included in Item 15 of this report for additional information on minimum purchase obligations. We also formulate and manufacture concentrate used in our WD-40 products at certain of our own facilities and at third-party contract manufacturers.
In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers from time to time to purchase finished goods and components to support innovation or supply chain initiatives.
Sources and Availability of Components and Raw Materials
We rely on a limited number of third-party contract manufacturers and component suppliers, including single or sole-sourced suppliers, for certain of our raw materials, packaging, product components and other necessary supplies. Where possible and where it makes business sense, we work with secondary or multiple suppliers to qualify additional supply sources. Historically, we have been able to obtain adequate capacity and raw materials. The primary components and raw materials for most of our products include specialty chemicals and aerosol cans, which are manufactured from commodities that are subject to market price fluctuations. The availability of these components and raw materials is affected by a variety of supply and demand factors, including global market conditions, tariffs imposed by the U.S. or foreign governments, plant capacity utilization, and natural disasters. We have historically experienced input cost inflation that impacted the cost of certain raw materials and freight services. As a result, we took actions to increase prices with our customers to help mitigate some of these inflationary pressures. We also implemented cost savings initiatives to mitigate those pressures. Our business results depend on the effective management and remedy of any supply disruptions. While we expect these components and raw materials to continue to be readily available in the future, we have developed sourcing alternatives and risk mitigation plans.
Research and Development
We recognize the importance of innovation and renovation to our long-term success and are focused on and committed to research and new product development activities, primarily in our maintenance product group. Our product development team engages in consumer research, product development, current product improvement and testing activities. The product development team also leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. In addition, the research and development team engages in activities and product development efforts which are necessary to ensure that we meet regulatory requirements for the formulation of our products. The research and development team also helps shape our environmental goals and business objectives by innovating and implementing sustainable practices and products. Our research and development team currently conducts global testing at a laboratory facility that we lease in New Jersey.
Competition
The markets for our products are highly competitive and influenced by large retailers with significant negotiating power. Current trends among these large retailers include increased demand for new innovative products and marketing, requiring suppliers to maintain or reduce product prices and to deliver products within shorter lead times. Our products compete both within their own product classes as well as within product distribution channels, competing with many other products for store placement and shelf space. Competition in international markets varies by country. We are aware of many competing products, some of which sell for lower prices or are produced and marketed by companies with greater financial resources than those of our Company. We rely on the awareness of our brands among end users, the value offered by those brands as perceived by consumers, product innovation and renovation and our multiple channel distributions as our primary strategies. New products and our entry into new markets typically encounter intense competition, which may require significant investments in advertising and promotional activities. When a new product achieves end user acceptance, ongoing advertising and promotional support may be required to maintain its relative market position.

Trademarks and Patents
We own a number of patents, but primarily rely upon our established trademarks, brand names and marketing efforts, including advertising and sales promotions, to compete effectively. The WD-40 brand, 3-IN-ONE, Lava, Solvol, X-14, 2000 Flushes, Carpet Fresh and no vac, Spot Shot, and GT85 trademarks are registered or have pending registrations in various countries throughout the world.
WD-40 Company, the WD-40® logo, WD-40® Multi-Use Product, WD-40 Specialist®, WD-40 BIKE®, 3-IN-ONE®, GT85®, 2000 Flushes®, no vac®, Spot Shot®, Lava®, Solvol®, X-14®, and Carpet Fresh® and other trademarks or service marks are the property of WD-40 Company or its subsidiaries. Other service marks, trademarks, and tradenames referred to in this Annual Report on Form 10-K are the property of their respective owners. Except as set forth above and solely for convenience, the trademarks and tradenames in this Annual Report on Form 10-K are generally referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
Financial Information about Foreign and Domestic Operations
For detailed information about our foreign and domestic operations, including net sales by reportable segment and long-lived assets by geography, refer to Note 18 — Business Segments and Foreign Operations of the consolidated financial statements, included in Item 15 of this report.
Access to SEC Filings
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available through the Investors section of our website at www.wd40company.com. These reports can be accessed from our website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (“SEC”). Information contained on our website is not included as a part of, or incorporated by reference into, this report. The SEC also maintains an internet site (www.sec.gov) that contains our reports.
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
Adverse developments in the global economy or key regional economies, a reduction in industrial outputs, or decreases in consumer spending or confidence could significantly decrease purchases of our products by our customers and end users. Consumer purchases of discretionary items, which could include our maintenance products and homecare and cleaning products, may decline during periods where disposable income is reduced or there is economic uncertainty, which would negatively impact our financial condition and results of operations. During unfavorable or uncertain economic times, end users may also increase purchases of lower-priced or non-branded products and our competitors may increase their level of advertising and promotional activities to spur sales, both of which may negatively impact our financial condition and results of operations.
In addition, our sales and operating results may be affected by uncertain or changing economic and market conditions, including recession, inflation, deflation, tariffs and other geopolitical trade disruptions, prolonged weak consumer demand, political instability, public health crises and natural disasters or other changes that may affect the principal markets, trade channels, and industrial segments in which we conduct our business. In the past, global supply chain issues and other macroeconomic factors resulted in an inflationary environment that led to increased raw material and other input costs. Future occurrences of inflationary environments or constraints in our supply chain and distribution networks, either globally or in key regions, may unfavorably impact our gross margin and operating results. The severity and duration of any recession or inflationary environment are uncertain and it is not possible to predict the extent to which such conditions will impact our financial results and operations in the future. It is also uncertain how such changes in recessionary or inflationary conditions could impact demand from our customers and end users. A decrease in demand from our customers and end users would harm our financial results.
If economic or market conditions in certain of our key markets deteriorate, we may experience material adverse effects on our business, financial condition and results of operations. Adverse economic and market conditions could also harm our business by negatively affecting the parties with whom we do business, including our customers, retailers, distributors and wholesalers, and third-party contract manufacturers and suppliers. Such conditions could impair the ability of our customers to pay for products they have purchased from us. As a result, allowances for credit losses and write-offs of accounts receivable from our customers may increase. In addition, our third-party contract manufacturers and their suppliers may experience financial difficulties or business disruptions that could negatively affect their operations and their ability to supply us with finished goods and the raw materials, packaging, and components required for our products.
Global operations outside the U.S. expose us to uncertain conditions, foreign currency exchange rate risk and other risks in international markets.
Our sales outside the U.S. were approximately 66% of consolidated net sales in fiscal year 2025. As a result, our ability to execute our strategic framework will continue to face substantial risks associated with having increased global operations outside the U.S., including, but not limited to:
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
These risks could have a significant impact on our ability to sell our products on a competitive basis in global markets outside the United States. In addition, continued developments in global political climates have introduced greater uncertainty with respect to tax policies, trade relations, tariffs and government regulations affecting trade between the U.S. and other countries. For example, in April 2025, the U.S. government announced a number of tariffs on countries which include those we trade with for certain input costs to our products. Certain of these inputs sourced by our third-party manufacturers to produce our products may increase in cost which may result in our inability to purchase sufficient inventory of inputs for production to meet customer demand and in turn impact our results. In addition, any supply chain constraints, inflationary impacts, additional or heightened tariffs or weakening in consumer demand as a result of changes to global economic conditions could impact our results. The ongoing Russia-Ukrainian war and recent conflicts in the Middle East have periodically disrupted global markets and contributed to increased market volatility and other disruptions. More disruptions could occur as a result of any number of events including military conflicts, geopolitical developments, and war. These disruptions could lead to delays in supply and manufacturing which could damage our current and prospective customer relationships. Commodity markets remain subject to heightened levels of volatility, especially as they relate to the price of certain specialty chemicals. The duration and severity of such volatility in the price of certain specialty chemicals are highly unpredictable and may unfavorably impact our cost of products sold for as long as these conditions exist. These developments, as well as the risks outlined above, could have a material adverse effect on our business, financial condition and results of operations.
Approximately 51% of our revenues in fiscal year 2025 were generated in currencies other than the U.S. Dollar, which is our reporting currency. In addition, all our foreign operating subsidiaries have functional currencies other than the U.S. Dollar, and our largest subsidiary is in the U.K. and generates significant sales in Euros and Pounds Sterling. As a result, we are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, cash and cash equivalents, other assets and liabilities denominated in currencies other than the U.S. Dollar. Our financial results are negatively impacted when the foreign currencies in which our subsidiary offices operate weaken relative to the U.S. Dollar.

Conversely, a sustained weakening of the U.S. Dollar can have broad economic impacts that can include, but are not limited to, increased inflationary conditions in the U.S market that impacts the purchasing power of end users and could lower consumer demand. Although we use instruments to hedge certain foreign currency risks, primarily those associated with our U.K. subsidiary and net assets denominated in non-functional currencies, we are not fully protected against foreign currency fluctuations and, therefore, our reported earnings are affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time.
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
Our success depends on our continuing ability to attract, engage, and develop highly qualified people who are committed to our culture. This ability creates an environment where people wish to build their careers, and the resulting retention of talent is a competitive advantage. We may be unable to attract, hire, develop and deploy talented employees in new markets and at the scale required by the growth of our business. In addition, our future success may increasingly depend on highly skilled employees with proficiency in working with artificial intelligence (“AI”), machine learning and other emerging technologies. Competition for these employees is intense and entities with more substantial resources may pursue this talent more aggressively. Our future performance depends in significant part on maintaining high levels of employee engagement and nurturing our values and culture. We believe that our company culture is a critical driver of our success and we invest substantial time and resources in building, maintaining and evolving our culture. Any failure to preserve and evolve our culture to maintain its relevance to our strategy could negatively affect our future success, including our ability to recruit, engage and retain employees. Our success also depends on the continued service of our executive officers, key employees and other talented people. Further, our ability to successfully execute organizational changes, including succession planning and the transition of our executive officers and key employees, is critical to the continued success of our business. The unexpected loss of the services of key employees or executive officers could have a material adverse effect on our business and prospects. In addition, certain economic conditions have led to competitive pressures in labor markets in which experienced personnel are in high demand. Since the competition for such talent is intense there can be no assurance that we can retain our key employees or attract, assimilate and retain employees who are fully engaged in the future. If we are unable to implement and successfully manage the initiatives associated with our strategic framework in accordance with our business plans, our business and financial results could be adversely affected. Moreover, there is no certainty that the implementation of the initiatives associated with our strategic framework will advance our business or financial results as intended.
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
Our products generally compete on the basis of brand recognition, product performance, quality, price, or other benefits to consumers and meeting end users’ needs. Advertising, promotions, merchandising and packaging also have a significant impact on consumer purchasing decisions. A newly introduced consumer product, whether improved or recently developed, usually encounters intense competition requiring substantial expenditures for advertising, sales and consumer promotion. Product adoption or consumer acceptance often requires sustained advertising, promotional support and product improvements in order to maintain or gain its relative market position.
Some companies with products that compete against our homecare and cleaning products have financial, management and operational resources greater than ours. These competitors may be able to spend more aggressively on advertising and promotional activities, introduce competing products more quickly and respond more effectively to changing business and economic conditions than us or have better economies of scale than we do. In addition, although our maintenance products often hold strong positions in certain markets, larger diversified companies may enter this market and leverage substantial resources and brand recognition to offer new competing products, which could have an adverse effect on our business, financial condition and results of operations.
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
Our ability to achieve sales volume growth will depend on our ability to (i) execute the initiatives associated with our strategic framework, (ii) drive growth in new geographic markets by making targeted end users aware of our products and expanding distribution and market channels, including digital commerce, (iii) drive growth within our existing markets through innovation, renovation and enhanced merchandising and marketing of our established brands, and (iv) capture market share from our competitors. It is more difficult for us to achieve sales volume growth in developed markets where our products are widely used as compared to developing or emerging markets where our products are newly introduced or are not as well known by consumers or as widely distributed. To protect our existing market share or capture additional market share from our competitors, we may need to increase our expenditure related to promotions and advertising or introduce and establish new products or product lines. In addition, we periodically implement sales price increases within certain markets or for certain product lines in response to increased costs associated with components, raw materials, manufacturing and distribution. For example, we implemented significant sales price increases during fiscal years 2022 and 2023 in response to significant increases in our cost of products sold caused by the inflationary environment during that time. Sales price increases to offset rising costs or the impact of tariffs may slow sales volume growth or cause declines in volume in the short term as customers and end users adjust to sales price increases or purchase alternative products at lower prices. We may lose a portion of our end-user base with steep price actions. In addition, the continued popularity and growth of the online retail sales channel presents both us and our customers that sell our products online with the challenge of balancing online and physical store retailing methods. Alternative retail channels could become more prevalent than the traditional retailers upon whom we rely for the majority of our business and operating profit. As a result of changes in end-user preference, sales are increasingly shifting to these online retail sales channels, and this shift may present a challenge in our markets where we have a less developed e-commerce business. Although we are engaged in e-commerce with respect to our products, if we are not successful in expanding sales in such alternative retail channels or we experience challenges with operating in such channels, our financial condition and results of operations may be negatively impacted. In addition, a change in the strategies of our existing customers, including shelf simplification, the discontinuation of certain product offerings or the shift in shelf space to competitors’ products could reduce our sales and potentially offset sales volume increases achieved as a result of other sales growth initiatives. If we are unable to increase market share in our existing product lines by developing product improvements, investing adequately in our existing brands, building usage among existing and new end users, developing, acquiring or successfully launching new products or product line extensions, or successfully penetrating emerging and developing markets and sales channels globally, we may not achieve our sales volume growth objectives.
Cost volatility in finished goods, components, raw materials, transportation and other supplies or services could harm our financial condition and results of operations.
Volatility in the cost of finished goods, which may be driven by cost volatility for components, raw materials and third-party manufacturing fees, as well as volatility in the cost of transportation and other supplies or services may harm our financial condition and results of operations. Specialty chemicals and aerosol cans, which constitute a significant portion of the costs for many of our maintenance products, have experienced significant price volatility in the past, and may do so in the future. In particular, volatility in the price of oil indirectly impacts the cost of specialty chemicals, many of which are indexed to oil related refined products. Fluctuations in gasoline and diesel fuel prices, driven in part by crude oil price volatility, fluctuations in costs of cans including those related to the impact of tariffs, increased regulations imposed on the freight industry, and higher demand for transportation services as e-commerce grows have impacted the cost of transporting our products, the loss of low-cost trucking companies that provide ground transport for our aerosol products, and additional macroeconomic factors which have resulted in increased freight costs. Our business operations could be adversely affected by labor disputes, strikes, or lockouts particularly those involving the employees of our suppliers and contractors. Any such disruptions could lead to delays in production, increased costs, and potential loss of revenue. For example, the COVID-19 pandemic resulted in global supply chain constraints and transportation disruptions that led to increased competition for freight resources, higher fees charged by our third-party manufacturers, increased raw material costs and other input costs that negatively impacted our results of operations. In the past, other macroeconomic factors resulted in an inflationary environment that compounded these impacts and led to further increases in raw material costs, manufacturing and distribution costs, and other input costs. When there are significant increases in the costs of components, raw materials, third-party manufacturing fees and other expenses, and we are not able to increase the prices of our products or achieve other cost savings to an extent that they will offset such cost increases, our gross margin and operating results will be negatively impacted.
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
•change in ownership of our third-party contract manufacturers which could cause delays or other significant disruptions to our production capacity;
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
In addition, if we are unable to contract with third-party manufacturers or suppliers for the quantity and quality levels needed for our business, we could experience disruptions in production and our financial results could be adversely affected. In particular, global health crises, extreme weather events, military conflicts and other macroeconomic factors have resulted in significant supply chain constraints and transportation disruptions at times. Some of the challenges that we have experienced historically include general aerosol-related production capacity constraints and competition for such capacity by other companies who utilize the same third-party manufacturers for their aerosol production. These challenges have periodically resulted in us not being able to meet the demand for our products by customers and end users in certain markets where demand for aerosols has, for certain products, outpaced the available production capacity in those markets. We monitor partnerships with our third-party manufacturers and onboard new third-party manufacturers, if necessary, in order to allow for capacity and flexibility of our supply chain. Onboarding new third-party manufacturers involves inherent risks that can include delays in setting up production, testing and potential rework to ensure production quality, and higher costs. In addition, actions we have taken in the past to increase inventory levels of certain raw materials and finished goods to mitigate challenges within supply chain and increased lead times required by suppliers, have led to higher transportation, storage and distribution costs. It is not possible to estimate the degree of the impact or the costs associated with potential future disruptions within our supply chain and distribution networks as such supply chain issues are being resolved.
Dependence on key customers could adversely affect our business, financial condition and results of operations.
We sell our products through a network of domestic and international mass retail, trade supply and consumer retailers as well as through industrial distributors and suppliers. The retail industry has historically been the subject of consolidation and, as a result, the development of large chain stores has taken place. Today, the retail channel is comprised of several of these large chain stores that capture the bulk of the market share. Since many of our customers have been part of consolidations in the retail industry, these limited customers account for a large percentage of our net sales. Although we expect that a significant portion of our revenues will continue to be derived from this limited number of customers, our largest individual customer contributed to less than 10% of our consolidated net sales in fiscal year 2025. However, changes in the strategies of our largest customers may have an adverse impact on our sales. Such changes in customer strategy may include, but are not limited to: demands for more liberal return rights, a reduction in willingness to transport and store goods of certain hazardous material ratings, a reduction in the number of brands they carry, or a shift in shelf space in favor of “private label” or competitors’ products. The loss of, or reduction in, orders or a higher volume of returns from any of our most significant customers could have a material adverse effect on our brand values, business, financial condition and results of operations. Large customers may seek price reductions, price protection, added support, product deliveries within shorter lead times, non-compliance fees or promotional concessions. If we agree to such customer demands and/or requests, it could negatively impact our ability to maintain existing profit margins.
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
To conduct our business, we extensively rely on information technology systems, networks and services, many of which are managed, hosted and provided by third-party service providers. There is no guarantee that our security measures will prevent cyberattacks resulting in breaches of our own or our third-party service providers’ databases and systems. Techniques used in these attacks change frequently and may be difficult to detect for periods of time. Although we have policies and procedures in place governing (i) the timely investigation of cybersecurity incidents, (ii) the timely disclosure of any related material nonpublic information resulting from a material cybersecurity incident, and (iii) the safeguarding against insider trading by directors, officers, and other corporate insiders between the period of investigation and the public disclosure of such an incident; cybersecurity incidents themselves, such as the release of sensitive data from our databases and systems, could adversely affect our business, financial condition and results of operations. The increasing number of information technology security threats and the development of more sophisticated cyberattacks, which includes the adoption of emerging technologies such as AI and machine learning, as well as other techniques such as ransomware, pose significant potential risks to the security of our information technology systems and networks, as well as to the confidentiality, availability and integrity of our data. Increased integration of AI into our operations could significantly increase cybersecurity and privacy risks, including the risk of unauthorized or misuse of AI tools. In addition, threat actors may leverage these tools to attack our systems. The continued use of remote work infrastructures also increases cybersecurity risks. These emerging risks could materially increase the costs that we incur to protect against such risks. Although we maintain cyber insurance, our coverage may not be adequate for actual losses incurred, and an insurer may deny coverage of a future claim. There is no certainty that such insurance will continue to be available to us on economically reasonable terms, if at all, in the future.
In addition, system failure, malfunction or loss of data that is housed in our critical information systems or our third-party service providers’ critical information systems could disrupt our ability to ship products to our customers, timely and accurately process transactions and produce key financial reports, including information on our operating results, financial position and cash flows. Our information systems could be damaged or cease to function properly due to a number of other reasons, including catastrophic events and power outages. Although we have business continuity plans in place to address such service interruptions, there is no guarantee that these business continuity plans will provide alternative processes in a timely manner. As a result, we may experience interruptions in our ability to manage our daily operations, which could harm our business, financial condition and results of operations.
We are currently implementing new information systems within our enterprise resource planning framework at certain offices in a phased manner. The first and most significant phase, implementation in the U.S., was completed in fiscal year 2024. We are strategically implementing these new information systems at certain other offices to better align with the U.S. system environment. In addition, the company that owns and supports the legacy systems used at these other offices may not be able to provide the same level of support as that of larger information systems companies. If the company that owns and supports the legacy systems were to cease operations or were unable to provide support for this application prior to the implementation of our new information systems, it could adversely affect our daily operations or our business, financial condition and results of operations. If we encounter difficulties in executing and completing the implementation of these new critical information systems at our other offices, or if the implementation takes longer than intended, we may experience interruptions in our ability to manage our daily operations and report financial results timely and we may experience significant incremental costs, which could adversely affect our business, financial condition and results of operations.
Our ability to achieve our environmental, social and governance and sustainability initiatives are subject to emerging risks and the outcomes may not achieve the anticipated benefits or align with new regulations and stakeholders’ expectations.
There has been an increasing focus from regulators and other stakeholders related to environmental, social and governance (“ESG”) matters across all industries in recent years. ESG standard setting and stakeholder expectations continue to evolve. Criteria used to evaluate ESG practices and metrics may change rapidly at any time, which could result in increased expectations from stakeholders and may cause us to undertake costly initiatives to satisfy any new requirements. Non-compliance with such regulations or a failure to address stakeholder expectations may result in cost increases, litigation, fines, penalties, production and sales restrictions, brand or reputational damage, loss of customers, failure to retain and attract talent, lower valuation and investor activism. Any failure or perceived failure, whether or not valid, to pursue and fulfill our ESG initiatives and objectives or to satisfy various ESG reporting standards in a timely manner could negatively impact our financial condition and results of operations.
In 2023, the European Commission’s Corporate Sustainability Reporting Directive (“CSRD”) became effective. The CSRD expands the number of companies required to publicly report ESG-related information and defines the ESG-related information that companies are required to report in accordance with European Sustainability Reporting Standards. While CSRD rules are prescriptive for the types of data to be reported, the standards to quantify and qualify such data are still evolving and uncertain and will impose increased costs on us related to complying with our reporting obligations. In 2023, California enacted Senate Bill (“SB”) 253 and SB 261, which require large businesses to report on greenhouse gas emissions and climate-related financial risks in accordance with the Task Force on Climate-Related Financial Disclosures framework. The increased attention directed towards publicly traded companies surrounding ESG matters includes the release of rules by the SEC requiring registrants to enhance and standardize disclosures related to climate change, but these rules have since been stayed due to litigation. Although the SEC attempted to end its defense of the rules in 2025, the litigation remains unsettled and additional rules could be proposed in the future by the SEC. We expect to be subject to these regulations in the future, which will result in cost increases. Failure to comply with such regulations could negatively impact our financial condition and results of operations.
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
We are also subject to Extended Producer Responsibility (EPR) laws under which we have responsibilities to report on product sold and related packaging weights within certain markets. This results in payments of EPR fees to finance end-of-product waste management and recycling. EPR fees have been in place in EIMEA and Canada for several years and are beginning to be established within certain states in the U.S. in calendar year 2025. A delay or other inability on our part to report accurately or pay timely these fees could have a material adverse effect on our business, financial condition and results of operations.
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
We may increase growth through business development activities such as acquisitions, joint ventures, licensing and/or other strategic partnerships. If we are not able to identify, acquire and successfully integrate acquired products or companies or successfully manage joint ventures or other strategic partnerships, we may not be able to maximize these opportunities. The failure to properly manage business development activities because of difficulties in the assimilation of operations and products, the diversion of management’s attention from other business concerns, the loss of key employees or other factors could have a material adverse effect on our business, financial condition and results of operations. In addition, there can be no assurance that our business development activities will be profitable or that they will achieve sales levels, profitability or synergies that justify the investments made.
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
In addition, we may consider divesting businesses or brands that do not meet our strategic objectives or do not meet our growth or profitability targets. For example, we are pursuing the sale of certain of our homecare and cleaning product brands. We may not be able to complete desired divestitures or close divestiture transactions on terms favorable to us. If we do complete such desired divestitures, gains or losses on the sales of, or lost operating income from, those businesses or brands may harm our profitability and margins. We may not be able to effectively deploy the proceeds from a divestiture in a manner that is accretive to our earnings. If we are unable to identify and execute on suitable investment opportunities, or if the investments we make do not perform as expected, our financial condition and results of operations could be adversely affected. Additionally, the failure to effectively reinvest such proceeds could result in lower returns on investment and diminished stockholder value.

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
Significant judgment is required in determining our effective income tax rate and in evaluating tax positions, particularly those related to uncertain tax positions. We provide liabilities for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement requirements prescribed by the specific accounting standards for uncertain tax positions. Changes in uncertain tax positions or other adjustments resulting from tax audits and settlements with taxing authorities, including related interest and penalties, impact our effective tax rate. When tax matters arise, a number of years may elapse before such matters are audited and resolved, or the statute of limitations expires resulting in the release of the liability. Resolution of such matters or the expiration of the statute of limitations would be recognized as a reduction to our effective tax rate in the year of resolution. Any resolution of a tax matter may require the adjustment of tax assets or tax liabilities or the use of cash in the year of resolution. For additional information on such matters, see Part IV – Item 15, “Exhibits, Financial Statement Schedules” Note 15 — Income Taxes, in this report.
Changes in U.S. or international tax law that occur in the locations where we operate can also materially affect future financial results or operations. For example, we have significant operations in Europe that are subject to income tax rates and laws in multiple jurisdictions and a significant portion of our European income is subject to taxation in the U.K. because our European subsidiary is headquartered in the U.K. In June of 2021, an Act of Parliament received Royal Assent, changing the U.K. corporate tax rate from 19% to 25% effective on April 1, 2023, resulting in an increase in our effective tax rate.
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
The assessment for possible impairment of our goodwill and intangible assets involves judgments on several significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, sales growth rates, cost containment and margin expansion and expense levels for advertising and promotions and general overhead, all of which are developed from a market participant standpoint. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is identified, which could materially adversely affect our financial condition and results of operations. Strategic divestitures of certain businesses or brands could negatively impact our profitability as a result of a reduction in sales and operating income, decrease our cash flows, or cause us to recognize impairment charges. Changes in management estimates and assumptions as they relate to valuation of goodwill and intangible assets could affect our financial condition or results of operations in the future. For additional information, see Part IV – Item 15, “Exhibits, Financial Statement Schedules” Note 7 — Goodwill and Other Intangible Assets, in this report.
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
Cybersecurity Governance
Management is responsible for implementing our cybersecurity program. Our Chief Financial Officer works with our Vice President of Global Information & Technology (“IT”) and regional IT members to lead our enterprise-wide information security program and manage our Cybersecurity Incident Response Plan. With over 30 years of experience in technology and information systems leadership our Vice President, Global IT oversees a highly experienced professional team within its global network. These teams work closely with internal stakeholders to develop, implement, and maintain a comprehensive security strategy that protects our enterprise and supports our business objectives. They also coordinate incident response efforts and proactively address emerging security threats. The recommendations of the management team are consulted when updating our information security policies, procedures, and standards.
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
Item 3.    Legal Proceedings
The information required by this item is incorporated by reference to the information set forth in Item 15 of Part IV, “Exhibits, Financial Statement Schedules” Note 14 — Commitments and Contingencies, in the accompanying notes to the consolidated financial statements included in this report.

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
Asia-Pacific
We lease office space in Epping, New South Wales, Australia; Shanghai, China; and Kuala Lumpur, Malaysia.
Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the trading symbol WDFC. On October 21, 2025, the last reported sales price of our common stock on the NASDAQ Global Select Market was $198.58 per share, and there were 13,527,835 shares of common stock outstanding held by approximately 526 holders of record.
Dividends
We have historically paid regular quarterly cash dividends on our common stock. On December 11, 2024, the Board approved a 7% increase in the regular quarterly cash dividend, increasing it from $0.88 per share to $0.94 per share. On October 9, 2025, our Board declared a cash dividend of $0.94 per share payable on October 31, 2025 to stockholders of record on October 20, 2025.
Our Board presently intends to continue the payment of regular quarterly cash dividends on our common stock. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants.
Purchases of Equity Securities By the Issuer and Affiliated Purchasers
On June 19, 2023, our Board approved a new share repurchase plan (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, which became effective on September 1, 2023, we are authorized to acquire up to $50.0 million of our outstanding shares through August 31, 2025. On June 16, 2025, the Board approved the extension of the expiration date to August 31, 2026 for the 2023 Repurchase Plan. The timing and amount of repurchases are based on terms and conditions as may be acceptable to our Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the fiscal year ended August 31, 2025, the Company repurchased 50,250 shares at an average price of $245.06 per share, for a total cost of $12.3 million under this $50.0 million plan.

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
Overview
The Company
WD-40 Company, based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products that solve problems in workshops, factories and homes around the world. We own a wide range of well-known brands that include maintenance products and homecare and cleaning products: WD-40® Multi-Use Product, WD-40 Specialist®, 3-IN-ONE®, GT85®, X-14®, 2000 Flushes®, Carpet Fresh®, no vac®, Spot Shot®, Lava® and Solvol®.
Our products are sold in various locations around the world. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, India, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America, the United Kingdom (“U.K.”) and Australia. During the fiscal year 2025, our homecare and cleaning business in EIMEA was sold and we have reclassified our homecare and cleaning business in Americas to held for sale. Our homecare and cleaning business in the Asia-Pacific segment continues to be held for use. We sell our products primarily through hardware stores, automotive parts outlets, industrial distributors and suppliers, mass retail and home center stores, value retailers, grocery stores, online retailers, warehouse club stores, farm supply, sport retailers, and independent bike dealers.
Highlights
The following summarizes the financial and operational highlights for our business during the fiscal year ended August 31, 2025:
•Consolidated net sales increased $29.4 million, or 5%, for fiscal year 2025 compared to the prior fiscal year. Increases in sales volume favorably impacted net sales by approximately $25.2 million from period to period. Increases in the average selling price of our products positively impacted net sales by approximately $5.6 million from period to period, primarily due to sales price increases implemented in certain regions during the prior fiscal year. Changes to net sales attributable to volumes and average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period. In addition, changes in foreign currency exchange rates from period to period had a unfavorable impact of $1.4 million on consolidated net sales for the fiscal year 2025. Gross profit as a percentage of net sales increased to 55.1% for fiscal year 2025 compared to 53.4% for the prior fiscal year.
•Consolidated net income increased $21.4 million, or 31%, for fiscal year 2025 compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates from period to period had an insignificant effect on consolidated net income for fiscal year 2025.
•Diluted earnings per common share for fiscal year 2025 were $6.69 versus $5.11 in the prior fiscal year. During the second quarter of fiscal year 2025, we released an uncertain tax position that generated a favorable income tax adjustment. Excluding this one-time benefit, on a non-GAAP basis, adjusted diluted EPS was $5.82.
•During the fourth quarter of fiscal year 2025, we completed the sale of the Company’s business pertaining to homecare and cleaning products that are sold in EIMEA.
•During the fiscal year ended August 31, 2025, we returned approximately $62.6 million to our stockholders through share repurchases and dividends.

Results of Operations
Fiscal Year Ended August 31, 2025 Compared to Fiscal Year Ended August 31, 2024
Operating Items
The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Fiscal Year Ended August 31,
	2025	2024	Change from Prior Year
			Dollars	Percent
Net sales:
WD-40 Multi-Use Product	$477,961	$452,925	$25,036	6%
WD-40 Specialist	81,962	73,938	8,024	11%
Other maintenance products	31,043	31,173	(130)	—%
Total maintenance products	590,966	558,036	32,930	6%
HCCP(1)	29,019	32,521	(3,502)	(11)%
Total net sales	619,985	590,557	29,428	5%
Cost of products sold	278,642	275,330	3,312	1%
Gross profit	341,343	315,227	26,116	8%
Operating expenses	237,550	218,876	18,674	9%
Income from operations	$103,793	$96,351	$7,442	8%
Net income	$90,994	$69,644	$21,350	31%
EPS – diluted	$6.69	$5.11	$1.58	31%
Shares used in diluted EPS	13,567	13,584	(17)	0%
(1)Homecare and cleaning products (“HCCP”)
Net Sales by Segment
The following table summarizes net sales by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2025	2024	Change from Prior Year
			Dollars	Percent
Americas	$290,599	$281,883	$8,716	3%
EIMEA	236,434	221,045	15,389	7%
Asia-Pacific	92,952	87,629	5,323	6%
Total	$619,985	$590,557	$29,428	5%

Americas Sales

The following table summarizes net sales by product line for the Americas segment, which includes the U.S., Canada and Latin America (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2025	2024	Change from Prior Year
			Dollars	Percent
WD-40 Multi-Use Product	$224,811	$216,769	$8,042	4%
WD-40 Specialist	34,990	32,966	2,024	6%
Other maintenance products	17,033	17,289	(256)	(1)%
Total maintenance products	276,834	267,024	9,810	4%
HCCP	13,765	14,859	(1,094)	(7)%
Total net sales	$290,599	$281,883	$8,716	3%
% of consolidated net sales	47%	48%
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Americas segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

Increase in average selling price(1)	$0.2	$0.3	$2.4	$0.3	$3.2
Increase (decrease) in sales volume(1)	6.3	3.1	2.4	(1.6)	10.2
Currency impact on current period – non-GAAP	(1.1)	(1.4)	(1.8)	(0.4)	(4.7)
Increase (decrease) in net sales	$5.4	$2.0	$3.0	$(1.7)	$8.7
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Americas Sales – Fiscal Year Ended – August 31, 2025 Compared to August 31, 2024
Net sales in the Americas segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $8.0 million, or 4%, primarily due to increases in Latin America and U.S. of $6.2 million and $2.4 million, respectively. Sales in Brazil increased $6.7 million primarily due to operating under a direct model for the full fiscal year. In the third quarter of fiscal year 2024, we acquired a Brazilian distributor and shifted from an indirect distribution model to a direct model. In addition, sales in other Latin American markets increased $1.0 million due to improved economic conditions in certain regions as well as a higher level of promotional activities. Sales in U.S. increased primarily due to a higher level of promotional programs. These increases in Latin America and U.S. were partially offset by lower sales in Mexico of $2.5 million primarily due to unfavorable changes in foreign currency exchange rates.
•WD-40 Specialist sales increased $2.0 million, or 6%, primarily due to increases in the U.S. due to new distribution and increased demand in mass retail and home center stores as well as online retailers.
•Other maintenance product sales remained relatively constant from period to period.
•Homecare and cleaning product sales decreased $1.1 million, or 7%, primarily due to changes in distribution as well as reduced demand in the U.S. as a result of a lower level of advertising and promotional activities associated with these brands, as we focus on increasing sales of maintenance products in support of our four-by-four strategic framework.

For the Americas segment, 72% of sales came from the U.S., and 28% of sales came from Canada and Latin America combined for the fiscal year ended August 31, 2025 compared to the prior fiscal year when 73% of sales came from the U.S., and 27% of sales came from Canada and Latin America combined.
EIMEA Sales
The following table summarizes net sales by product line for the EIMEA segment, which includes Europe, India, the Middle East and Africa (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2025	2024	Change from Prior Year
			Dollars	Percent
WD-40 Multi-Use Product	$181,604	$168,450	$13,154	8%
WD-40 Specialist	35,651	30,876	4,775	15%
Other maintenance products	12,963	12,741	222	2%
Total maintenance products	230,218	212,067	18,151	9%
HCCP	6,216	8,978	(2,762)	(31)%
Total net sales	$236,434	$221,045	$15,389	7%
% of consolidated net sales	38%	37%
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the EIMEA segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

Increase (decrease) in average selling price(1)	$0.5	$0.9	$1.7	$(0.9)	$2.2
Increase (decrease) in sales volume(1)	6.2	7.4	(4.8)	0.9	9.7
Currency impact on current period – non-GAAP	2.0	(3.0)	0.4	4.1	3.5
Increase (decrease) in net sales	$8.7	$5.3	$(2.7)	$4.1	$15.4
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

EIMEA Sales – Fiscal Year Ended – August 31, 2025 Compared to August 31, 2024
Net sales increased in the EIMEA segment from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $13.2 million, or 8%, primarily due to higher sales volume across nearly all regions. Sales in direct markets increased significantly in France, Iberia, Benelux, and Italy which were up $3.3 million, $2.0 million, $2.0 million, and $1.7 million, respectively. Sales to our marketing distributors in various regions, increased $1.5 million, most predominately in areas such as India, Croatia, and Romania, primarily due to increased distribution, higher levels of demand and timing of customer orders. Most regions in EIMEA have experienced continued increases in sales volumes after a temporary reduction in demand from customer reactions to price increases we implemented during fiscal year 2023. While most of this volume recovery was experienced in fiscal year 2024 after customers adjusted to those price increases, this volume recovery has continued into fiscal year 2025 and has resulted in higher sales levels from period to period.
•WD-40 Specialist and other maintenance product sales increased $4.8 million, or 15%, and $0.2 million, or 2%, respectively, primarily due to the increased demand and new distribution in our direct markets associated with premiumization efforts in support of our strategic framework. Other contributing factors include increased promotional activities in many regions of our direct markets such as DACH and France.
•Homecare and cleaning product sales decreased $2.8 million, or 31%, primarily due to reduced demand in the U.K. as a result of a lower level of advertising and promotional activities associated with these brands as we focus on increasing sales of maintenance products in support of our four-by-four strategic framework.
Asia-Pacific Sales
The following table summarizes net sales by product line for the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2025	2024	Change from Prior Year
			Dollars	Percent
WD-40 Multi-Use Product	$71,546	$67,706	$3,840	6%
WD-40 Specialist	11,321	10,096	1,225	12%
Other maintenance products	1,047	1,143	(96)	(8)%
Total maintenance products	83,914	78,945	4,969	6%
HCCP	9,038	8,684	354	4%
Total net sales	$92,952	$87,629	$5,323	6%
% of consolidated net sales	15%	15%
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Asia-Pacific segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Increase (decrease) in average selling price(1)	$0.5	$(1.1)	$—	$0.8	$0.2
(Decrease) increase in sales volume(1)	(2.1)	1.3	1.7	4.4	5.3
Currency impact on current period – non-GAAP	0.6	(0.5)	(0.2)	(0.1)	(0.2)
(Decrease) increase in net sales	$(1.0)	$(0.3)	$1.5	$5.1	$5.3
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Asia-Pacific Sales – Fiscal Year Ended – August 31, 2025 Compared to August 31, 2024
Net sales in the Asia-Pacific segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $3.8 million, or 6%, primarily due to sales increases in China and Asia distributor markets of $2.1 million and $1.1 million, respectively. Sales in China increased due to an increased level of marketing and promotional activities coupled with an expansion of the distribution network in certain regions. Sales in Asia distributor markets increased due to higher sales volume from successful promotional programs and marketing activities.
•WD-40 Specialist sales increased $1.2 million, or 12%, primarily due to increased sales volumes in China and Asia distributor markets as a result of successful promotional programs and marketing activities.
•Homecare and cleaning product sales increased $0.4 million or 4%, primarily due to increased sales volume as a result of successful relaunch of the Solvol soap bar in Australia. Our homecare and cleaning businesses in the Asia-Pacific segment are not held for sale.

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
•In the EIMEA segment, the cost of our products sold are generated in the Pound Sterling and Euro. The strengthening or weakening of the Pound Sterling and Euro against the U.S. Dollar may result in foreign currency related changes to the gross margin percentage in the EIMEA segment from period to period.
•Our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $18.2 million and $17.3 million for the fiscal years ended August 31, 2025 and 2024, respectively.
The following table summarizes gross margin and gross profit (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2025	2024	Change from Prior Year
Gross profit	$341,343	$315,227	$26,116
Gross margin	55.1%	53.4%	170	bps (1)
(1)Basis points (“bps”) change in gross margin.
Gross Margin – Fiscal Year Ended – August 31, 2025 Compared to August 31, 2024
Gross margin increased 170 bps primarily due to the following favorable (unfavorable) impacts:

Favorable	Explanations
80 bps	Lower costs of specialty chemicals used in the formulation of our products
60 bps	Lower costs of aerosol cans
50 bps	Increases in average selling prices
(50) bps	Higher warehousing, distribution and freight costs, primarily in the Americas segment

During the first quarter of fiscal year 2025, we reclassified certain assets of our homecare and cleaning product businesses in the Americas and EIMEA segments to held for sale. Gross margin excluding these products would have been 0.5% higher during the fiscal year ended August 31, 2025.
Selling, General and Administrative (“SG&A”) Expenses

	Fiscal Year Ended August 31,
	2025	2024	Change from Prior Year
			Dollars	Percent
SG&A expenses	$199,936	$183,859	$16,077	9%
% of net sales	32.2%	31.1%

SG&A Expenses – Fiscal Year Ended – August 31, 2025 Compared to August 31, 2024
The increase in SG&A expenses was primarily due to increases in employee-related costs of $10.4 million primarily due to higher accrued incentive compensation, annual compensation increases, higher stock-based compensation expense and higher headcount. These higher employee-related costs include additional headcount to support various sales growth initiatives identified within our strategic framework and headcount related to the enhancement of our information systems. Travel and meeting expenses increased $1.3 million as a result of additional travel related to geographic expansion and other initiatives aligned with our strategic framework. Professional services fees increased SG&A by $1.2 million primarily due to increases in the EIMEA segment in support of various strategic initiatives. Freight expense increased $0.8 million primarily in the Americas segment, due to higher sales volumes that resulted in higher outbound freight costs. Other miscellaneous SG&A expenses increased due to higher sales commission expense in Brazil of $0.7 million, credit loss adjustments in the U.S. of $0.5 million, and amortization costs associated with cloud computing implementation of $0.5 million, from period to period.
We continued our research and development investment, the majority of which is associated with our maintenance products, including efforts focused on sustainability as well as our focus on innovation and renovation of our products. Research and development costs for the fiscal years ended August 31, 2025 and 2024 were $8.7 million and $8.0 million, respectively. The increase from period to period was partially due to a higher level of research and development activity associated with our sustainability initiatives. Our research and development team engages in consumer research, environmental and sustainability initiatives, product development, product improvements and testing activities. This team leverages its development capabilities by collaborating with a network of outside resources including our current and prospective third-party contract manufacturers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.
Advertising and Sales Promotion (“A&P”) Expenses

	Fiscal Year Ended August 31,
	2025	2024	Change from Prior Year
			Dollars	Percent
A&P expenses	$37,431	$33,911	$3,520	10%
% of net sales	6.0%	5.7%
A&P Expenses – Fiscal Year Ended – August 31, 2025 Compared to August 31, 2024
The increase in A&P expenses was primarily due to a higher level of promotional programs and marketing support, particularly in certain countries in the EIMEA segment as well as U.S. and China.
Total promotional costs recorded as a reduction to sales were $34.3 million and $32.7 million for the fiscal years ended August 31, 2025 and 2024, respectively. Therefore, our total expenditure on A&P activities totaled $71.7 million and $66.6 million for the fiscal years ended August 31, 2025 and 2024, respectively.

Income from Operations by Segment
The following table summarizes income from operations by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2025	2024	Change from Prior Year
			Dollars	Percent
Americas	$65,393	$65,037	$356	1%
EIMEA	52,331	46,809	5,522	12%
Asia-Pacific	30,813	29,714	1,099	4%
Unallocated corporate (1)	(44,744)	(45,209)	465	1%
Total	$103,793	$96,351	$7,442	8%
(1)Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the business segments. These expenses are reported separate from our identified segments and are included in Selling, General and Administrative expenses on our consolidated statements of operations.
Americas
Americas Operating Income – Fiscal Year Ended – August 31, 2025 Compared to August 31, 2024
Income from operations for the Americas remained relatively constant year over year. In the Americas, a $8.7 million increase in sales and a higher gross margin was mostly offset by higher operating expenses of $7.7 million. Gross margin for the Americas segment increased from 50.9% to 52.1% primarily due to decreases in the costs of petroleum-based specialty chemicals, increases in average selling prices and a lower level of discounts that we gave to our customers. These favorable impacts were partially offset by higher warehousing, distribution and freight costs increases as well as increases to miscellaneous other input costs. Operating expenses increased $7.7 million primarily due to higher employee-related costs as a result of increased headcount, higher accrued incentive compensation and annual compensation increases. In addition, operating expenses increased due to a higher level of A&P expenses, higher outbound freight costs due to increased sales and an increase in provision for credit losses from period to period. Operating income as a percentage of net sales decreased from 23.1% to 22.5% period over period.
EIMEA
EIMEA Operating Income – Fiscal Year Ended – August 31, 2025 Compared to August 31, 2024
Income from operations for the EIMEA segment increased to $52.3 million, up $5.5 million, or 12%, primarily due to a $15.4 million increase in sales and a higher gross margin, which was partially offset by higher operating expenses. Gross margin for the EIMEA segment increased from 54.7% to 57.3% primarily due to the favorable impact of increases in average selling price and decreases in the cost of aerosol cans and other input costs. Operating expenses increased $8.9 million primarily due to higher employee-related costs as a result of annual compensation increases and increased headcount. In addition, operating expenses increased due to a higher level of professional service costs and travel and meeting expenses in support of our strategic framework. Operating income as a percentage of net sales increased from 21.2% to 22.1% period over period.
Asia-Pacific
Asia-Pacific Operating Income – Fiscal Year Ended – August 31, 2025 Compared to August 31, 2024
Income from operations for the Asia-Pacific segment increased to $30.8 million, up $1.1 million, or 4%, primarily due to a $5.3 million increase in sales and a slightly higher gross margin, partially offset by an increase in operating expenses. Gross margin for the Asia-Pacific segment increased slightly from 58.0% to 58.7%. Operating expenses increased $2.6 million from period to period primarily due to higher employee-related costs. In addition, operating expenses increased as a result of a higher level of A&P expenses, professional service costs and travel and meeting expenses. Operating income as a percentage of net sales decreased from 33.9% to 33.1% period over period.

Non-Operating Items
The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Fiscal Year Ended August 31,
	2025	2024	Change
Interest income	$517	$474	$43
Interest expense	$3,441	$4,287	$(846)
Other income (expense), net	$757	$(1,030)	$1,787
Provision for income taxes	$10,632	$21,864	$(11,232)
Interest Income
Interest income was not significant for both the fiscal years ended August 31, 2025 and 2024.
Interest Expense
Interest expense decreased $0.8 million primarily due to a decrease in weighted average outstanding balance on our revolving credit facility slightly offset by higher interest rates related to draws on this credit facility.
Other Income (Expense), Net
Other income (expense), net changed by $1.8 million from period to period which was primarily due to net foreign currency losses during fiscal year 2024 as compared to net foreign currency exchange gains in fiscal year 2025 due to fluctuations in the foreign currency exchange rates for both the Euro and the U.S. Dollar against the Pound Sterling.
Provision for Income Taxes
The provision for income taxes was 10.5% and 23.9% of income before income taxes for the fiscal years ended August 31, 2025 and 2024, respectively. Descriptions of impacts on our effective income tax rate are incorporated by reference to Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 15 — Income Taxes, included in this report.
Net Income
Net income was $91.0 million, or $6.69 per common share on a fully diluted basis, for fiscal year 2025 compared to $69.6 million, or $5.11 per common share on a fully diluted basis, for the prior fiscal year.
Fiscal Year Ended August 31, 2024 Compared to Fiscal Year Ended August 31, 2023
For discussion related to changes in financial condition and the results of operations for fiscal year 2024 compared to fiscal year 2023, refer to Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, which was filed with the SEC on October 21, 2024.
Performance Measures and Non-GAAP Reconciliations
In managing our business operations and assessing our financial performance, we supplement the information provided by our financial statements with certain non-GAAP performance measures. These performance measures are part of our current 55/30/25 business model, which includes gross margin, cost of doing business, and Adjusted EBITDA (defined below), the latter two of which are non-GAAP performance measures. Cost of doing business is defined as total operating expenses less amortization of definite-lived intangible assets, impairment charges related to intangible assets, amortization of implementation costs associated with cloud computing arrangements (“cloud computing amortization”) and depreciation in operating departments. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation, amortization of definite-lived intangible assets, and cloud computing amortization.
We target our gross margin to be 55% of net sales, our cost of doing business to be 30% of net sales, and our Adjusted EBITDA to be 25% of net sales. Results for these performance measures may vary from period to period depending on various factors, including economic conditions such as the inflationary environment we have experienced in the last several fiscal years, and our level of investment in activities for the future such as those related to quality assurance, regulatory compliance, information technology, sustainability, and intellectual property protection in order to safeguard our WD-40 brand. Our targets for gross margin, cost of doing business and Adjusted EBITDA are long-term in nature. We expect to make progress towards our cost of doing business and Adjusted EBITDA targets over time. Progression towards our cost of doing business and Adjusted EBITDA targets may be challenged as we continue to divest certain of our homecare and cleaning product businesses, due to the low level of operating expenses associated with these businesses. Despite these potential challenges, we intend to focus our resources and proceeds from the sale of those brands on growing our higher growth and higher gross margin core business.
The following table summarizes the results of these performance measures:

	Fiscal Year Ended August 31,
	2025	2024	2023
Gross margin – GAAP	55%	53%	51%
Cost of doing business as a percentage of net sales – non-GAAP	37%	36%	33%
Adjusted EBITDA as a percentage of net sales – non-GAAP (1)	18%	18%	18%
(1)Percentages may not aggregate to Adjusted EBITDA percentage due to rounding and because amounts recorded in other income (expense), net on our consolidated statements of operations are not included as an adjustment to earnings in the Adjusted EBITDA calculation.
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
Cost of Doing Business (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2025	2024	2023
Total operating expenses – GAAP	$237,550	$218,876	$184,496
Amortization (1) (in operating departments)	(1,868)	(2,327)	(1,005)
Depreciation (in operating departments)	(3,634)	(4,112)	(4,147)
Cost of doing business	$232,048	$212,437	$179,344
Net sales	$619,985	$590,557	$537,255
Cost of doing business as a percentage of net sales – non-GAAP	37%	36%	33%
(1)    Includes amortization of definite-lived intangible assets and cloud computing amortization.

Adjusted EBITDA (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2025	2024	2023
Net income – GAAP	$90,994	$69,644	$65,993
Provision for income taxes	10,632	21,864	19,170
Interest income	(517)	(474)	(231)
Interest expense	3,441	4,287	5,614
Amortization (1)(2)	2,254	2,327	1,005
Depreciation(2)	7,622	8,350	7,146
Adjusted EBITDA	$114,426	$105,998	$98,697
Net sales	$619,985	$590,557	$537,255
Adjusted EBITDA as a percentage of net sales – non-GAAP	18%	18%	18%
(1)    Includes amortization of definite-lived intangible assets and cloud computing amortization.
(2)    Includes amortization and depreciation presented in both cost of products sold and operating departments.
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
The following is a reconciliation of diluted EPS to Adjusted EPS:

	Fiscal Year Ended August 31,
	2025	2024	2023
Diluted EPS - GAAP	$6.69	$5.11	$4.83
Release of Uncertain Tax Position - Tax Cut and Jobs Act (1)	(0.87)	—	—
Adjusted diluted EPS - Non-GAAP	$5.82	$5.11	$4.83
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
Our principal sources of liquidity are cash generated from operations and cash currently available from our existing unsecured revolving credit facility under the Credit Agreement with Bank of America, N.A. We use the revolving credit facility primarily for our general working capital needs. We also hold borrowings under the Note Agreement. See Note 10 — Debt, incorporated by reference to Part IV—Item 15, “Exhibits, Financial Statement Schedules” for additional information on these agreements.
We have historically held a balance of outstanding draws on our line of credit in either U.S. Dollars in the Americas segment or in Euros and Pounds Sterling in the EIMEA segment. Euro and Pound Sterling denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. We have the ability to refinance any draws under the line of credit with successive short-term borrowings through the April 30, 2029 maturity date of the Credit

Agreement. Outstanding draws for which we have both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of August 31, 2025, $21.0 million of this facility was classified as long-term and was entirely denominated in Euros. In the United States, we held $66.0 million in fixed rate long-term borrowings as of August 31, 2025, consisting of senior notes under our Note Agreement. We paid $0.8 million in principal payments on our Series A Notes during fiscal year 2025. There were no other letters of credit outstanding or restrictions on the amount available on our line of credit or notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three and a half to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 10 — Debt, incorporated by reference to Part IV—Item 15, “Exhibits, Financial Statement Schedules” for additional information on these financial covenants. At August 31, 2025, we were in compliance with all material debt covenants. We continue to monitor our compliance with all debt covenants and, at the present time, we believe that the likelihood of being unable to satisfy all material covenants is remote. At August 31, 2025, we had a total of $58.1 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.
We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund short-term and long-term operating requirements, capital expenditures, dividend payments, acquisitions, new business development activities and share repurchases.
On June 16, 2025, the Board approved the extension of the expiration date to August 31, 2026 for the 2023 Repurchase Plan, which became effective on September 1, 2023 and was set to expire August 31, 2025. We are authorized to acquire up to $50.0 million of our outstanding shares through August 31, 2026, of which $29.6 million remained available for the repurchase of shares of common stock as of August 31, 2025.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Fiscal Year Ended August 31,
	2025	2024	2023
Net cash provided by operating activities	$87,925	$92,034	$98,391
Net cash used in investing activities	(2,388)	(9,735)	(6,216)
Net cash used in financing activities	(74,116)	(83,936)	(85,048)
Effect of exchange rate changes on cash and cash equivalents	10	193	3,173
Net increase (decrease) in cash and cash equivalents	$11,431	$(1,444)	$10,300
Operating Activities
Net cash provided by operating activities decreased $4.1 million to $87.9 million for fiscal year 2025. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for fiscal year ended August 31, 2025 was net income of $91.0 million, which increased $21.4 million from period to period, primarily due to the release of the uncertain tax position in the second quarter of fiscal year 2025 that resulted in a net benefit of $11.9 million, as discussed in Note 15 — Income Taxes, incorporated by reference to Part IV—Item 15, “Exhibits, Financial Statement Schedules” to the consolidated financial statements.
Changes in our working capital decreased net cash provided by operating activities by $10.5 million for the fiscal year 2025, compared to a $4.6 million increase in the prior fiscal year. This unfavorable $15.1 million net change in working capital was primarily due to changes in inventory, other assets, and accrued payroll. Increases in inventory balances decreased net cash provided by operating activities by $11.6 million, most significantly in the EIMEA segment primarily due to the onboarding of new packagers to support new regional expansion and distribution. As a result of this expansion, we are carrying higher inventory balances than in prior periods in order to support anticipated demand. Changes in other asset balances decreased working capital by $9.1 million, primarily due to a $4.1 million increase in taxes receivable from timing of tax payments as well as a $3.2 million increase in assets related to cloud computing arrangements. In addition, net cash provided by operating activities decreased by $7.0 million due to significantly lower accruals for earned incentive compensation in fiscal year 2025 as compared to fiscal year 2024.

These unfavorable changes in working capital were partially offset by favorable changes in trade and other accounts receivable balances of $15.8 million primarily due to the timing of collection of payments from customers in the United States.
Investing Activities
Net cash used in investing activities decreased $7.3 million to $2.4 million for fiscal year 2025 primarily due to the prior year acquisition of a Brazilian distributor for $6.2 million as we shifted from an indirect distribution model to a direct model in the fiscal year 2024. In addition, proceeds of $1.7 million from the sale of our homecare and cleaning product business in the EIMEA segment in fiscal year 2025 decreased net cash used in investing activities.
Financing Activities
Net cash used in financing activities decreased $9.8 million to $74.1 million for fiscal year 2025. This decrease is primarily due to lower net repayments on our revolving credit facility of $17.5 million. This decrease in net cash used in financing activity was partially offset by an increase of $4.2 million in treasury stock purchases and an increase in dividends paid to our stockholders of $3.1 million.
Effect of Exchange Rate Changes
All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms was not significant in both fiscal years 2025 and 2024, and was an increase in cash of $3.2 million in fiscal year 2023. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Euro against the U.S. Dollar.
Cash Flows
Fiscal Year Ended August 31, 2024 Compared to Fiscal Year Ended August 31, 2023
For discussion related to changes in the consolidated statements of cash flows for fiscal year 2024 compared to fiscal year 2023, refer to Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, which was filed with the SEC on October 21, 2024.
Share Repurchase Plans
The information required by this item is incorporated by reference to Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 11 — Share Repurchase Plan, included in this report.
Dividends
We have historically paid regular quarterly cash dividends on our common stock. On December 11, 2024, our Board approved a 7% increase in the regular quarterly cash dividend, increasing it from $0.88 per share to $0.94 per share. On October 9, 2025, our Board declared a cash dividend of $0.94 per share payable on October 31, 2025 to stockholders of record at the close of business on October 20, 2025. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.
Contractual Obligations
We hold borrowings under our Note Purchase and Private Shelf Agreement with fixed repayment requirements and under a Revolving Credit Facility that has variable underlying interest rates. For additional details on these borrowings, including ability and intent assessment on our credit facility agreement with Bank of America, N.A., refer to the information set forth in Part IV—Item 15, “Exhibits, Financial Statement Schedules”, Note 10 — Debt.

We have ongoing relationships with various suppliers (contract manufacturers) that manufacture the Company’s products, and third-party distribution centers that warehouse and ship the Company’s products to customers as well as adhere to certain minimum purchase obligations with these contract manufacturers. For additional details on these purchase commitments, refer to the information set forth in Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 14 — Commitments and Contingencies.
We have also recorded a liability for uncertain tax positions. For details on our uncertain tax positions, refer to the information set forth in Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 15 — Income Taxes.
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
In determining the transaction price, management evaluates whether the price is subject to refunds or adjustments related to variable consideration to determine the net consideration to which we expect to be entitled. We record estimates of variable consideration as a reduction of sales in the consolidated statements of operations. Variable consideration primarily includes rebates/other discounts (cooperative marketing programs, volume-based discounts, shelf price reductions and allowances for shelf space, charges from customers for services they provided to us related to the sale and penalties/fines charged to us by our customers for failing to adhere to contractual obligations), coupon offers, cash discount allowances, and sales returns. These estimates are based on the expected value method considering all reasonably available information, including current and past trade promotion spending patterns, status of trade promotion activities and the interpretation of historical spending trends by customer and category, customer agreements and/or currently known factors that arise in the normal course of business. We review our assumptions and adjust these estimates accordingly on a quarterly basis. Our consolidated financial statements could be materially impacted if the actual promotion rates are different from the estimated rates. If our accrual estimates for sales incentives at August 31, 2025 were to differ by 10%, the impact on net sales would be approximately $1.2 million.
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
Commodity Price Risk
Specialty chemicals and aerosol cans constitute a significant portion of the cost of many of our maintenance products. Volatility in the price of oil indirectly impacts the cost of specialty chemicals which are in part, indexed to related refined products. If there are significant increases in the costs of crude oil and related refined products, our gross margins and operating results could be negatively impacted. Since none of our specialty chemicals are directly indexed to crude oil, we do not have a strategy or policy to enter into transactions to hedge crude oil price volatility.
Interest Rate Risk
As of August 31, 2025, we had a $21.0 million outstanding balance on our existing $125.0 million revolving credit facility agreement with Bank of America, N.A. This $125.0 million revolving credit facility is subject to interest rate fluctuations. Under the terms of the credit facility agreement, we make borrowings in U.S. Dollars or in foreign currencies from time to time until April 30, 2029. In addition, we had $66.0 million in fixed rate borrowings consisting of senior notes under our note purchase agreements as of August 31, 2025. For additional details on our long-term borrowings as of August 31, 2025, refer to the information set forth in Part IV—Item 15, “Exhibits, Financial Statement Schedules” and Note 10 — Debt. Interest rates associated with this revolving credit facility are based on the following rates:
•Secured Overnight Financing Rate (U.S. Dollar borrowings)
•Sterling Overnight Index Average Reference Rate (Pound Sterling borrowings)
•Euro Interbank Offered Rate (Euro borrowings)
As of August 31, 2025, our primary interest rate exposure was from changes in interest rates which affect the variable rate on our revolving credit facility. Based on the outstanding balance on our revolving credit facility as of August 31, 2025, the annualized effect of a one percentage point increase in variable interest rates would have resulted in a pretax reduction of our earnings and cash flows of approximately $0.3 million in fiscal year 2025. As of August 31, 2025, our weighted average cost of short-term debt, including both fixed and variable rate borrowings, was 5.5%.
Item 8.    Financial Statements and Supplementary Data
Our consolidated financial statements at August 31, 2025 and 2024 and for each of the three fiscal years in the period ended August 31, 2025, and the Report of Independent Registered Public Accounting Firm, are included in Item 15 of this report.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2025, the end of the period covered by this report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, management concluded that its internal control over financial reporting is effective as of August 31, 2025.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, which audited and reported on the consolidated financial statements of the Company included in Item 15 of this report, has audited the effectiveness of the Company’s internal control over financial reporting as of August 31, 2025, as stated in their report included in Item 15 of this report.
Changes in Internal Control over Financial Reporting
There were no changes to the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended August 31, 2025, that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
During the three months ended August 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Certain information required by this item is incorporated by reference in sections under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Director Nominees,” “Insider Trading Policy,” and “Related Party Transactions Review and Oversight” in our Proxy Statement to be filed with the SEC in connection with the 2025 Annual Meeting of Stockholders on December 12, 2025 (“Proxy Statement”). Information regarding executive officers is also incorporated by reference to the “Information Regarding our Executive Officers” section of our Proxy Statement.
The Registrant has a financial code of ethics (as defined in Item 406 of Regulation S-K under the Exchange Act) applicable to its Senior Financial Executives, which includes its principal executive officer, principal financial officer, principal accounting officer, trading bloc leaders, corporate and trading bloc controllers, treasurer, tax director, internal audit director and other accounting and financial leaders at the director level and above which is set forth in the Registrant’s Code of Conduct. The Code of Conduct is applicable to all employees and directors. A copy of the Code of Conduct may be found on the Registrant’s internet website on the Governance link from the Investors page at www.wd40company.com.
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

10(a)	Amended and Restated WD-40 Company 2016 Stock Incentive Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 2, 2023, Appendix A thereto.

10(b)	WD-40 Directors’ Compensation Policy and Election Plan dated October 9, 2025.

10(c)	Form of Indemnity Agreement between the Registrant and its executive officers and directors, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2013, Exhibit 10(d) thereto.

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

10(h)
Form of Restricted Stock Unit Agreement for grants of Restricted Stock Units to Executive Officers in fiscal year 2025, incorporated by reference from the Registrant’s Form 10-K filed October 21, 2024, Exhibit 10(k) thereto.

10(i)
Form of Market Share Unit Award Agreement for grants of Market Share Units to Executive Officers in fiscal year 2025, incorporated by reference from the Registrant’s Form 10-K filed October 21, 2024, Exhibit 10(l) thereto.

10(j)
Form of Performance Share Unit Restricted Stock Award Agreement for grants of Performance Share Units to Executive Officers in fiscal year 2025, incorporated by reference from the Registrant’s Form 10-K filed October 21, 2024, Exhibit 10(m) thereto.

10(k)	Form of Restricted Stock Unit Agreement for grants of Restricted Stock Units to Executive Officers in fiscal year 2026.

10(l)	Form of Market Share Unit Award Agreement for grants of Market Share Units to Executive Officers in fiscal year 2026.

10(m)	Form of Performance Share Unit Restricted Stock Award Agreement for grants of Performance Share Units to Executive Officers in fiscal year 2026.

10(n)	WD-40 Company 2017 Performance Incentive Compensation Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 2, 2017, Appendix A thereto.

10(o)	Form of Change in Control Severance Agreement between WD-40 Company and Executive Officers, incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2023, Exhibit 10(a) thereto.

10(p)	Credit Agreement dated March 16, 2020 among WD-40 Company and Bank of America, incorporated by reference from the Registrant’s Form 8-K filed March 20, 2020, Exhibit 10(a) thereto.

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

10(ad)
Asset Purchase Agreement, dated August 29, 2025, by and among Supreme Imports Ltd, WD-40 Company and WD-40 Company Limited, incorporated by reference from the Registrant’s Form 8-K filed September 2, 2025, Exhibit 10.1 thereto.

19	Insider Trading Policies and Procedures.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm dated October 27, 2025.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy for Recovery of Erroneously Awarded Compensation of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 23, 2023, Exhibit 10.1 thereto.

101
The following materials from WD-40 Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2025, formatted in iXBRL and contained in Exhibit 101.

*	Except for Exhibit 1.1 of the Quota Purchase Agreement entered into by WD-40 Holding Company Brasil Ltda., M12 Participações Empresariais S.A. and Theron Marketing Ltda. dated March 4, 2024, the other exhibits, schedules and/or attachments to Exhibit 10.1 of the Registrant’s Form 8-K/A filed March 7, 2024 have been omitted in accordance with Regulation S-K Item 601(b)(10). The Registrant agrees to furnish a copy of any omitted schedule to the SEC upon its request.
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
Date: October 27, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ STEVEN A. BRASS
STEVEN A. BRASS
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: October 27, 2025

/s/ CYNTHIA B. BURKS	/s/ TREVOR I. MIHALIK
CYNTHIA B. BURKS, Director	TREVOR I. MIHALIK, Director
Date: October 27, 2025	Date: October 27, 2025

/s/ DANIEL T. CARTER	/s/ GRACIELA I. MONTEAGUDO
DANIEL T. CARTER, Director	GRACIELA I. MONTEAGUDO, Director
Date: October 27, 2025	Date: October 27, 2025

/s/ ERIC P. ETCHART	/s/ DAVID B. PENDARVIS
ERIC P. ETCHART, Director	DAVID B. PENDARVIS, Director
Date: October 27, 2025	Date: October 27, 2025

/s/ LARA L. LEE	/s/ ANNE G. SAUNDERS
LARA L. LEE, Director	ANNE G. SAUNDERS, Director
Date: October 27, 2025	Date: October 27, 2025

/s/ EDWARD O. MAGEE, JR.
EDWARD O. MAGEE, JR., Director
Date: October 27, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of WD-40 Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of WD-40 Company and its subsidiaries (the “Company”) as of August 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended August 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
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

Revenue Recognition – Product Sales
As described in Notes 2 and 13 to the consolidated financial statements, product sales make up a majority of the Company’s net sales of $620.0 million for the year ended August 31, 2025. The Company generates revenue from sales of its products to customers. Product sales include maintenance products and homecare and cleaning products. As disclosed by management, sales are recognized as revenue at a point in time upon transferring control of the product to the customer, which typically occurs when products are shipped or delivered, depending on when risks of loss and title have passed to the customer per the terms of the contract. The Company recognizes revenue related to the sale of these products in an amount reflecting the consideration to which it expects to be entitled.
The principal consideration for our determination that performing procedures relating to revenue recognition for product sales is a critical audit matter is a high degree of auditor effort involved in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to product sales revenue recognition, including controls over the recording of product sales at the point in time upon transferring control to the customer. These procedures also included, among others (i) testing the revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment or delivery, and cash receipts and (ii) confirming a sample of outstanding customer invoice balances as of August 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment or delivery, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
San Diego, California
October 27, 2025
We have served as the Company’s auditor since at least 1972. We have not been able to determine the specific year we began serving as auditor of the Company.

WD-40 COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	August 31, 2025	August 31, 2024
Assets
Current assets:
Cash and cash equivalents	$58,130	$46,699
Trade and other accounts receivable, net	120,589	117,493
Inventories	79,871	79,088
Other current assets	26,366	12,161
Total current assets	284,956	255,441
Property and equipment, net	60,394	62,983
Goodwill	97,150	96,985
Other intangible assets, net	2,416	6,222
Right-of-use assets	13,534	11,611
Deferred tax assets, net	1,027	993
Other assets	16,332	14,804
Total assets	$475,809	$449,039

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,955	$35,960
Accrued liabilities	34,230	31,272
Accrued payroll and related expenses	28,415	26,055
Short-term borrowings	800	8,659
Income taxes payable	857	1,554
Total current liabilities	102,257	103,500
Long-term borrowings	86,195	85,977
Deferred tax liabilities, net	9,375	9,066
Long-term operating lease liabilities	8,423	5,904
Other long-term liabilities	1,407	14,066
Total liabilities	207,657	218,513

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 19,954,495 and 19,925,212 shares issued at August 31, 2025 and 2024, respectively; and 13,527,614 and 13,548,581 shares outstanding at August 31, 2025 and 2024, respectively	20	20
Additional paid-in capital	180,065	175,642
Retained earnings	540,665	499,931
Accumulated other comprehensive loss	(24,485)	(29,268)
Common stock held in treasury, at cost — 6,426,881 and 6,376,631 shares at August 31, 2025 and 2024, respectively	(428,113)	(415,799)
Total stockholders’ equity	268,152	230,526
Total liabilities and stockholders’ equity	$475,809	$449,039
See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended August 31,
	2025	2024	2023

Net sales	$619,985	$590,557	$537,255
Cost of products sold	278,642	275,330	263,035
Gross profit	341,343	315,227	274,220

Operating expenses:
Selling, general and administrative	199,936	183,859	154,684
Advertising and sales promotion	37,431	33,911	28,807
Amortization of definite-lived intangible assets	183	1,106	1,005
Total operating expenses	237,550	218,876	184,496

Income from operations	103,793	96,351	89,724

Other income (expense):
Interest income	517	474	231
Interest expense	(3,441)	(4,287)	(5,614)
Other income (expense), net	757	(1,030)	822
Income before income taxes	101,626	91,508	85,163
Provision for income taxes	10,632	21,864	19,170
Net income	$90,994	$69,644	$65,993

Earnings per common share:
Basic	$6.70	$5.12	$4.84
Diluted	$6.69	$5.11	$4.83

Shares used in per share calculations:
Basic	13,544	13,554	13,578
Diluted	13,567	13,580	13,604
See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended August 31,
	2025	2024	2023

Net income	$90,994	$69,644	$65,993
Other comprehensive income:
Foreign currency translation adjustment	4,783	1,938	5,003
Total comprehensive income	$95,777	$71,582	$70,996
See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at August 31, 2022	19,888,807	$20	$165,973	$456,076	$(36,209)	6,286,461	$(397,236)	$188,624
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	17,008		(861)					(861)
Stock-based compensation			6,434					6,434
Cash dividends ($3.27 per share)				(44,581)				(44,581)
Repurchases of common stock						55,920	(10,434)	(10,434)
Foreign currency translation adjustment					5,003			5,003
Net income				65,993				65,993
Balance at August 31, 2023	19,905,815	$20	$171,546	$477,488	$(31,206)	6,342,381	$(407,670)	$210,178
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	19,397		(2,439)					(2,439)
Stock-based compensation			6,535					6,535
Cash dividends ($3.47 per share)				(47,201)				(47,201)
Repurchases of common stock						34,250	(8,129)	(8,129)
Foreign currency translation adjustment					1,938			1,938
Net income				69,644				69,644
Balance at August 31, 2024	19,925,212	$20	$175,642	$499,931	$(29,268)	6,376,631	$(415,799)	$230,526
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	29,283		(2,883)					(2,883)
Stock-based compensation			7,306					7,306
Cash dividends ($3.70 per share)				(50,260)				(50,260)
Repurchases of common stock						50,250	(12,314)	(12,314)
Foreign currency translation adjustment					4,783			4,783
Net income				90,994				90,994
Balance at August 31, 2025	19,954,495	$20	$180,065	$540,665	$(24,485)	6,426,881	$(428,113)	$268,152
See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended August 31,
	2025	2024	2023
Operating activities:
Net income	$90,994	$69,644	$65,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,191	9,456	8,151
Amortization of cloud computing implementation costs	1,688	1,221	270
Deferred income taxes	(455)	(1,156)	(1,254)
Tax benefit from release of uncertain tax position	(11,929)	—	—
Stock-based compensation	7,306	6,535	6,434
Unrealized foreign currency exchange losses (gains), net	355	200	(1,702)
Provision for credit losses	929	325	391
Write-off of inventories	1,109	1,425	713
Other	244	(241)	(90)
Changes in assets and liabilities:
Trade and other accounts receivable	319	(15,498)	(5,339)
Inventories	(5,212)	6,414	19,367
Other assets	(10,513)	(1,444)	(1,637)
Operating lease assets and liabilities, net	33	(35)	49
Accounts payable and accrued liabilities	2,920	4,322	(213)
Accrued payroll and related expenses	1,881	8,879	4,965
Other long-term liabilities and income taxes payable	65	1,987	2,293
Net cash provided by operating activities	87,925	92,034	98,391

Investing activities:
Purchases of property and equipment	(4,528)	(4,206)	(6,871)
Proceeds from sales of property and equipment	409	672	655
Proceeds from sale of business	1,731	—	—
Acquisition of business, net of cash acquired	—	(6,201)	—
Net cash used in investing activities	(2,388)	(9,735)	(6,216)

Financing activities:
Treasury stock purchases	(12,314)	(8,094)	(10,434)
Dividends paid	(50,260)	(47,201)	(44,581)
Repayments of long-term senior notes	(800)	(800)	(800)
Net repayments from revolving credit facility	(7,859)	(25,402)	(28,372)
Shares withheld to cover taxes upon conversion of equity awards	(2,883)	(2,439)	(861)
Net cash used in financing activities	(74,116)	(83,936)	(85,048)
Effect of exchange rate changes on cash and cash equivalents	10	193	3,173
Net increase (decrease) in cash and cash equivalents	11,431	(1,444)	10,300
Cash and cash equivalents at beginning of period	46,699	48,143	37,843
Cash and cash equivalents at end of period	$58,130	$46,699	$48,143

Supplemental cash flow information:
Accrued capital expenditures	$292	$111	$80
Finance lease obligation settled with prepaid deposit	—	3,855	—
Cash paid for:
Interest	3,522	4,459	5,522
Income taxes, net of tax refunds received	26,437	19,843	12,811
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    The Company
WD-40 Company (the “Company”), incorporated in Delaware and based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products that solve problems in workshops, factories and homes around the world. The Company owns a wide range of brands that include maintenance products and homecare and cleaning products: WD-40® Multi-Use Product, WD-40 Specialist®, 3-IN-ONE®, GT85®, X-14®, 2000 Flushes®, Carpet Fresh®, no vac®, Spot Shot®, Lava® and Solvol®. Certain assets of the Company’s homecare and cleaning product businesses are classified as held for sale as of August 31, 2025. Refer to Note 3 — Assets Held for Sale for additional information.
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
Trade Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. The Company determines the allowance for credit losses based on historical write-off experience and the identification of specific balances deemed uncollectible. Trade accounts receivable are charged against the allowance when the Company believes it is probable that the trade accounts receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers. Allowance for credit losses related to the Company’s trade accounts receivable was $1.2 million at August 31, 2025 and not significant at 2024 and 2023.
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
Property and Equipment
Property and equipment is stated at cost, and when placed into service, are depreciated using the straight line method over the following ranges of useful lives:

Machinery, equipment and vehicles	3 - 15 years
Buildings and improvements	10 - 40 years
Computer and office equipment	3 - 7 years
Furniture and fixtures	3 - 10 years
Depreciation expense totaled $7.6 million, $8.0 million and $7.1 million for fiscal years 2025, 2024 and 2023, respectively. These amounts include equipment depreciation expense which is recognized as cost of products sold and totaled $4.0 million, $3.9 million, and $3.0 million in fiscal years 2025, 2024, and 2023, respectively.
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

Leases
To determine if a contract contains a lease, the Company assesses its contracts and determines if there is an identified asset for which the Company has obtained the right to control, as defined in Accounting Standards Codification (“ASC”) 842. Right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of lease payments over the lease term with lease expense recognized over the term of the lease. For leases that do not contain a readily determinable implicit rate, the Company determines the present value of the lease liability at the lease commencement date using its estimated secured incremental borrowing rate, determined by using a portfolio approach based on the rate of interest the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company uses the unsecured borrowing rate and risk-adjusts that rate to approximate a collateralized rate in the currency of the lease. The Company records ROU assets and lease liabilities on its consolidated balance sheets for leases with an expected term greater than one year.
Lease agreements may contain rent escalation clauses, renewal or termination options, and rent holidays, amongst other features. ROU assets include amounts for scheduled rent increases. The lease term includes the committed, non-cancelable period of the lease and options to renew, extend or terminate the lease when it is reasonably certain the Company will exercise those options, and is reviewed in subsequent periods if a triggering event occurs. The Company has made the accounting policy election to use certain ongoing practical expedients made available by ASC 842 to: (i) not separate lease components from non-lease components for real estate – office buildings, machinery and equipment, lab equipment, office equipment, furniture and fixtures, IT equipment and third-party manufacturing facilities; and (ii) exclude leases with a term of twelve months or less (“short-term” leases) from the consolidated balance sheets and recognize related lease payments in the consolidated statements of operations on a straight-line basis over the lease term.
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
When testing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. If, after assessing qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative test is unnecessary. Otherwise, a quantitative test is performed to identify the potential impairment and to measure the amount of goodwill impairment, if any. The Company also performs a quantitative assessment periodically, regardless of the results of the qualitative assessments. Any required impairment losses are recorded as a reduction in the carrying amount of the related asset and charged to results of operations. No goodwill impairments were identified by the Company during fiscal years 2025, 2024 or 2023.
Subsequent Measurement of Long-lived Assets
The Company’s long-lived assets consist of property and equipment and definite-lived intangible assets. Long-lived assets are depreciated or amortized, as applicable, on a straight-line basis over their estimated useful lives. The Company assesses for potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and/or its remaining useful life may no longer be appropriate. Any required impairment loss would be measured as the amount by which the asset’s carrying amount exceeds its fair value, which is the amount at which the asset could be bought or sold in a current transaction between willing market participants and would be recorded as a reduction in the carrying amount of the related asset and a charge to results of operations. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. No impairments to its long-lived assets were identified by the Company during fiscal years 2025, 2024 or 2023.

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
Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of August 31, 2025, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents and short-term borrowings are recorded at cost, which approximates their fair values, primarily due to their short-term nature. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $61.2 million as of August 31, 2025, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to their carrying value of $66.0 million. During the fiscal years ended August 31, 2025, 2024 and 2023, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.
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
Insurance Coverage
The Company carries insurance policies to cover insurable risks such as property damage, business interruption, product liability, cyber liability, workers’ compensation and other risks, with coverage and other terms that it believes to be adequate and appropriate. These policies may be subject to applicable deductible or retention amounts, coverage limitations and exclusions. The Company does not maintain self-insurance with respect to its material risks; therefore, the Company has not provided for self-insurance reserves as of August 31, 2025 and 2024.
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
Shipping and Handling Costs
Shipping and handling costs associated with the movement of finished goods from third-party contract manufacturers to the Company’s third-party distribution centers and from one third-party distribution center to another are capitalized in the cost of inventory and subsequently included in cost of sales when the sale to the customer is recognized in the consolidated statements of operations. Shipping and handling costs associated with out-bound transportation are included in selling, general and administrative expenses and are recorded at the time of shipment of product to the Company’s customers. Out-bound shipping and handling costs were $18.2 million, $17.3 million and $17.1 million for fiscal years 2025, 2024 and 2023, respectively.
Advertising and Sales Promotion Expenses
Advertising and sales promotion expenses are expensed as incurred. Advertising and sales promotion expenses include costs for advertising (television, print media and internet), administration of coupon programs, samples programs and product demonstrations, advertising agency costs, package design expenses, market research costs, and retail sales data services. Advertising and sales promotion expenses also include shared marketing fund programs that the Company has in place with its marketing distributor customers.
Research and Development
The Company is involved in research and development efforts, including efforts focused on sustainability as well as ongoing development or innovation of new products and the improvement, extension or renovation of existing products or product lines. All research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses were $8.7 million, $8.0 million and $6.2 million in fiscal years 2025, 2024 and 2023, respectively. These expenses include costs associated with general research and development activities, as well as those associated with internal staff, overhead, design testing, market research and consultants.
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
The Company is required to make assertions on whether its foreign subsidiaries will invest their undistributed earnings indefinitely and these assertions are based on the capital needs of the foreign subsidiaries. Generally, unremitted earnings of the Company’s foreign subsidiaries are not considered to be indefinitely reinvested. However, there is an exception regarding specific statutory remittance restrictions imposed on the Company’s China subsidiary. Costs associated with repatriating unremitted foreign earnings, including U.S. state income taxes and foreign withholding taxes, are immaterial to the Company’s consolidated financial statements. For additional information on income tax matters, see Note 15 — Income Taxes, included in this report.
Foreign Currency
The Company translates the assets and liabilities of its foreign subsidiaries into U.S. Dollars at current rates of exchange in effect at the end of the reporting period. Income and expense items are translated at rates that approximate the rates in effect at the transaction date. Gains and losses from translation are included in accumulated other comprehensive income or loss. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included as other income in the Company’s consolidated statements of operations. The Company had $0.7 million in net gains, $1.3 million in net losses, and $0.5 million in net gains in foreign currency transactions in fiscal years 2025, 2024, and 2023, respectively.
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
Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized in other income (expense), net in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At August 31, 2025, the Company had a notional amount of $2.8 million outstanding in foreign currency forward contracts, which matured in September 25, 2025. Unrealized net gains and losses related to foreign currency forward contracts were not significant at August 31, 2025, 2024 and 2023. Realized net gains and losses related to foreign currency forward contracts were not significant for the fiscal years ended August 31, 2025,

2024 and 2023. Both unrealized and realized net gains and losses are recorded in other income (expense), net in the Company’s consolidated statements of operations.
Functional Currencies
The reporting currency of the Company is the U.S. Dollar. The functional currency of each of the Company’s subsidiaries is based on the currency of the economic environment in which it operates. Management periodically assesses the functional currency of each subsidiary in accordance with ASC 830, “Foreign Currency Matters”.
The functional currency of the Company’s U.K. subsidiary, the entity in which the EIMEA results are generated, had been the Pound Sterling through August 31, 2024. However, trends within EIMEA have indicated a shift towards the Euro over time. During the first quarter of fiscal year 2025, management determined that changes in economic facts and circumstances, such as additional shifts in the currency mix of our operating income, represented a significant change that was other-than-temporary and required a change in functional currency from Pound Sterling to Euro at the Company’s U.K. subsidiary. In accordance with ASC 830-10-45-7, a change in functional currency should be made on the date that significant changes in economic facts and circumstances occurred. Although such a change could occur on any date during the fiscal year, the use of a date at the beginning of the most recent reporting period is permissible. Accordingly, the change in functional currency from Pound Sterling to Euro at the Company’s U.K. subsidiary was accounted for prospectively from September 1, 2024.
In the period of a functional currency change, nonmonetary assets and liabilities at the impacted subsidiary are remeasured into the new functional currency using the exchange rate on the date the asset or liability arose. These amounts are then translated into the Company’s reporting currency, the U.S. Dollar, based on the exchange rate at the date of the change in functional currency. The difference between this amount and the prior translated balance was not material and was recorded in accumulated other comprehensive loss in the Company’s consolidated balance sheets as of September 1, 2024. The balances previously recorded in accumulated comprehensive loss for prior periods through August 31, 2024 were not reversed upon this prospective change in functional currency. Monetary assets and liabilities not denominated in the new functional currency, the Euro, will create transaction gains and losses subsequent to the change in functional currency. The Company does not expect that the impact of such gains and losses will be material to the Company’s consolidated statements of operations.
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
Segment Information
The Company discloses certain information about its business segments, which are determined consistent with the way the Company’s Chief Operating Decision Maker (the “CODM”) organizes and evaluates financial information internally for making operating decisions and assessing performance. In addition, the CODM assesses and measures revenue based on product groups.
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments primarily require enhanced disclosures about significant segment expenses regularly provided to the Chief Operating Decision Maker and included within each reported measure of segment profit or loss. The Company adopted ASU 2023-07 with its annual period ended August 31, 2025. See Note 18 — Business Segments and Foreign Operations for updated disclosures as a result of the adoption.
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning September 1, 2025. Adoption of this ASU will result in additional disclosures, but will not impact the Company’s consolidated financial position, results of operations or cash flows.
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
In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” which includes amendments that provide all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets. The amendments are effective for the Company’s annual periods beginning September 1, 2027, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is in the process of evaluating this ASU to determine its impact on the Company’s disclosures.

Note 3. Assets Held for Sale
Reclassification to Held for Sale of Certain Homecare and Cleaning Product Businesses
In the first quarter of fiscal year 2025, certain assets of the Company’s homecare and cleaning product businesses in the Americas and EIMEA segments met the criteria to be classified as held for sale. Management determined that the planned sale of these brands does not represent a strategic shift having a major effect on the Company’s operations and financial results and therefore does not meet the criteria for classification as discontinued operations in the first quarter of fiscal year 2025. During the fourth quarter of fiscal year 2025, we completed the sale of the Company’s business pertaining to homecare and cleaning products that are sold in EIMEA. As of August 31, 2025, the Company continues to classify as held for sale its homecare and cleaning product businesses in the Americas. Assets included as part of the disposal group classified as held for sale consisted of inventory, goodwill and other intangible assets, net. There are no liabilities in the disposal group.
The following table summarizes assets held for sale in the Americas segment (in thousands):

August 31, 2025
Inventory	$3,349
Goodwill	1,120
Other intangible assets, net	2,821
Total assets held for sale(1):	$7,290
(1)Total assets held for sale are included in other current assets on the Company’s consolidated balance sheets.
Sale of Homecare and Cleaning Product Businesses in EIMEA
On August 29, 2025, the Company entered into an Asset Purchase Agreement (the “APA”) to sell its homecare and cleaning product business for total consideration of up to $7.5 million. Consideration under the APA consists of $1.7 million cash paid on the closing date, a $0.5 million payment due within twelve months, inventory consideration of up to $1.4 million due within one hundred twenty days, and annual contingent payments related to incremental revenue share as defined in the APA for an earn out period of four years, not to exceed $3.9 million in aggregate. Total consideration recognized for fiscal year 2025 was net of selling fees which resulted in an insignificant impact to the Company’s consolidated statements of operations in fiscal year 2025. Future payments related to the $3.9 million in contingent consideration related to the earn out will be recognized in the period they are earned and will be included in continuing operations on the consolidated statements of operations.
Note 4. Acquisitions
In fiscal year 2024, WD-40 Holding Company Brasil Ltda., a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding capital stock of the Company’s Brazilian distributor, Theron Marketing Ltda. (“Theron”), from M12 Participações Empresarias S.A. for total consideration of $6.9 million. As of August 31, 2025 the Company’s remaining contingent consideration was insignificant related to this acquisition. With this transaction, the Company began direct distribution within Brazil in March 2024. There were no acquisitions in fiscal year 2025.

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

The transaction was treated as a business combination. The Company recognized goodwill of $1.5 million as of March 4, 2024, which is calculated as the excess of the consideration exchanged as compared to the fair value of identifiable assets acquired. Goodwill is expected to be deductible for tax purposes. See Note 7 “Goodwill and Other Intangible Assets” for further information.
Pro forma results are not presented because they are not material to the Company’s consolidated financial results.
Note 5.    Inventories
Inventories consisted of the following (in thousands):

	August 31, 2025	August 31, 2024
Product held at third-party contract manufacturers	$4,640	$8,199
Raw materials and components	11,122	10,037
Work-in-process	923	521
Finished goods	66,535	60,331
Inventory held for sale (1)	(3,349)	—
Total	$79,871	$79,088
(1)Inventory held for sale consists mostly of finished goods inventory in the Americas segment and is included in other current assets on the Company’s consolidated balance sheets.

Note 6.    Property and Equipment and Capitalized Cloud Computing Implementation Costs
Property and equipment, net, consisted of the following (in thousands):

	August 31, 2025	August 31, 2024
Machinery, equipment and vehicles	$54,975	$53,844
Buildings and improvements	29,695	28,433
Computer and office equipment	6,577	6,652
Internal-use software	10,625	9,799
Furniture and fixtures	3,467	3,165
Capital in progress	3,583	3,344
Land	4,294	4,260
Subtotal	113,216	109,497
Less: accumulated depreciation and amortization	(52,822)	(46,514)
Total	$60,394	$62,983
As of August 31, 2025 and 2024, the Company’s consolidated balance sheets included $16.6 million and $13.4 million, respectively, of capitalized cloud computing implementation costs recorded as other assets within the Company’s consolidated balance sheets. Accumulated amortization associated with these assets was $3.8 million and $2.1 million as of August 31, 2025 and 2024, respectively. Amortization expense associated with these assets was $1.7 million and $1.2 million for the fiscal years ended August 31, 2025 and 2024. respectively.
Note 7.    Goodwill and Other Intangible Assets
Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EIMEA	Asia-Pacific	Total
Balance as of August 31, 2023	$85,436	$8,860	$1,209	$95,505
Goodwill incident to acquisition	1,481	—	—	1,481
Translation adjustments	(152)	151	—	(1)
Balance as of August 31, 2024	86,765	9,011	1,209	96,985
Translation adjustments	251	1,034	—	1,285
Goodwill held for sale (1)	(1,120)	—	—	(1,120)
Balance as of August 31, 2025	$85,896	$10,045	$1,209	$97,150
(1)Goodwill held for sale include certain homecare and cleaning assets in the Americas segment is included in other current assets on the Company’s consolidated balance sheets.
During the second quarter of fiscal year 2025, the Company performed its annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as of the Company’s most recent goodwill impairment testing date, December 1, 2024. The Company performed a quantitative assessment to determine whether the fair value of any of its reporting units was less than each reporting unit’s carrying amount. The Company determined the fair value of its reporting units by following the income approach, which uses a discounted cash flow methodology. The discounted cash flow methodology bases the fair value of each reporting unit on the present value of its estimated future cash flows. The discounted cash flow methodology also requires that management make assumptions about certain key inputs in the estimated cash flows, including long-term sales forecasts or growth rates, terminal growth rates and discount rates, all of which are inherently uncertain. The forecast of future cash flows was primarily based on historical data and management’s best estimates of sales growth rates and operating margins for each reporting unit for the next five fiscal years. The discount rate used was based on management’s estimate of the current weighted-average cost of capital for each reporting unit. As these assumptions are largely unobservable, the estimated fair values fall within Level 3 of the fair value hierarchy. Based on quantitative analysis, the Company determined that the estimated fair value of each of its reporting units significantly exceeded their respective carrying values. As a result, the Company concluded that no impairment of its goodwill existed as of December 1, 2024. In addition, the Company concluded that there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to December 1, 2024 through August 31, 2025. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.
Definite-lived Intangible Assets
In the first quarter of fiscal year 2025, certain assets of the Company’s homecare and cleaning product businesses in the Americas and EIMEA segments were classified as held for sale. Definite-lived intangible assets included in homecare and cleaning include Spot Shot and Carpet Fresh in the Americas segment as well as the 1001 trade name in the EIMEA segment. Amortization of the Spot Shot and 1001 trade names ceased as of September 1, 2024. Spot Shot in the Americas has a carrying value of $2.8 million and a useful life of 17 years while Carpet Fresh was fully amortized as of August 31, 2024. During the fourth quarter of fiscal 2025, we completed the sale of 1001 trade name in EIMEA which had a carrying value of $1.1 million.
The Company’s definite-lived intangible assets include the trade names Spot Shot, Carpet Fresh, EZ REACH, and GT85 trade names, as well as intangible assets related to customer relationships and a non-compete agreement acquired in connection with the Company’s acquisition of a Brazilian distributor during the fiscal year ended August 31, 2024. All of these assets are included in other intangible assets, net in the Company’s consolidated balance sheets.
The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	August 31, 2025	August 31, 2024
Gross carrying amount	$33,510	$38,863
Accumulated amortization	(28,273)	(32,641)
Less: other intangible assets, net, held for sale (1)	(2,821)	—
Net carrying amount	$2,416	$6,222
(1)Other intangibles, net current held for sale include certain homecare and cleaning assets in the Americas segment are included in other current assets on the Company’s consolidated balance sheets.
There has been no impairment charge for the period ended August 31, 2025 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.
Changes in the carrying amounts of definite-lived intangible assets by segment are summarized below (in thousands):

	Americas	EIMEA	Asia-Pacific	Total
Balance as of August 31, 2023	$3,624	$1,046	$—	$4,670
Definite-lived intangible assets acquired	2,959	—	—	2,959
Amortization expense	(905)	(201)	—	(1,106)
Translation adjustments	(324)	23	—	(301)
Balance as of August 31, 2024	5,354	868	—	6,222
Amortization expense	(183)	—	—	(183)
Translation adjustments	66	248	—	314
Less: other intangible assets, net, held for sale (1)	(2,821)	—	—	(2,821)
Less: other intangible assets, net, sold (2)	—	(1,116)	—	(1,116)
Balance as of August 31, 2025	$2,416	$—	$—	$2,416

(1)Other intangibles, net current held for sale include certain homecare and cleaning assets in the Americas segment are included in other current assets on the Company’s consolidated balance sheets.
(2)Other intangibles, net, sold include certain homecare and cleaning assets in the EIMEA segment.
The estimated amortization expense for the Company’s definite-lived intangible assets is not significant in any future individual fiscal year.
Note 8.    Leases
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
Right-of-use assets and lease liabilities consisted of the following (in thousands):

	August 31, 2025	August 31, 2024
Assets:
Operating lease right-of-use assets	$10,385	$8,077
Finance lease right-of-use asset	3,149	3,534
Total right-of-use assets	$13,534	$11,611

Liabilities:
Current operating lease liabilities(1)	$2,282	$2,294
Long-term operating lease liabilities	8,423	5,904
Total operating lease liabilities	$10,705	$8,198
(1)Current operating lease liabilities are classified in accrued liabilities on the Company’s consolidated balance sheets.
The Company’s maturities of its operating lease liabilities, including early termination and renewal options that management is reasonably certain to exercise, are as follows as of August 31, 2025 (in thousands):

Operating Leases
Fiscal year 2026	$2,844
Fiscal year 2027	2,237
Fiscal year 2028	1,522
Fiscal year 2029	1,458
Fiscal year 2030	1,372
Thereafter	3,114
Total undiscounted future cash flows	$12,547
Less: Interest	(1,842)
Present value of lease liabilities	$10,705
The Company recorded $2.6 million and $2.3 million in lease expense during the fiscal years ended August 31, 2025 and 2024, respectively. This lease expense was included in selling, general and administrative expenses. The Company recorded $1.1 million and $1.0 million of lease expense classified within cost of products sold for the fiscal years ended August 31, 2025, and 2024, respectively. During the fiscal year ended August 31, 2025 and 2024, the Company paid cash of $3.0 million and $2.6 million, respectively, related to lease liabilities. Variable lease expense under the Company’s lease agreements was not significant for both the fiscal years ended August 31, 2025 and 2024. As of August 31, 2025, the weighted-average remaining lease term was 6.2 years and the weighted-average discount rate was 5.1% for the Company’s operating leases. As of August 31, 2024, the weighted-average remaining lease term was 5.0 years and the weighted-

average discount rate was 5.0% for the Company’s operating leases. As of August 31, 2025, the Company did not have material additional operating or financing leases that have not yet commenced.
The Company had no significant short-term leases as of August 31, 2025. The Company obtained additional right-of-use assets of $6.0 million in exchange for lease obligations related to renewals of existing leases during fiscal year 2025. Residual value guarantees, restrictions, covenants, sublease income, net gains or losses from sale and leaseback transactions, and transactions with related parties associated with leases were also not significant.
Note 9.    Accrued and Other Liabilities
Accrued liabilities consisted of the following (in thousands):

	August 31, 2025	August 31, 2024
Accrued advertising and sales promotion expenses	$13,728	$15,091
Accrued professional services fees	2,201	2,058
Accrued sales taxes and other taxes	4,486	2,885
Deferred revenue	4,734	4,288
Short-term operating lease liability	2,282	2,294
Other	6,799	4,656
Total	$34,230	$31,272
Accrued payroll and related expenses consisted of the following (in thousands):

	August 31, 2025	August 31, 2024
Accrued incentive compensation	$13,944	$13,532
Accrued payroll	5,618	4,559
Accrued profit sharing	4,755	4,403
Accrued payroll taxes	3,416	2,907
Other	682	654
Total	$28,415	$26,055
Note 10.    Debt
As of August 31, 2025, the Company held borrowings under two separate agreements as detailed below.
Note Purchase and Private Shelf Agreement
The Company holds borrowings under its Note Purchase and Private Shelf Agreement, as amended (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”). As of August 31, 2025, the Company had outstanding balances on its series A, B and C notes issued under this Note Agreement.
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
The Company’s Credit Agreement with Bank of America, N.A. consists of a revolving commitment for borrowing by the Company up to $125.0 million and with a sublimit from $95.0 million for WD-40 Company Limited, a wholly owned operating subsidiary of the Company for Europe, India, the Middle East and Africa. The Company’s index rate under the Credit Agreement for U.S. Dollar borrowings is the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York.
Short-term and long-term borrowings under the Company’s Credit Agreement and Note Agreement consisted of the following (in thousands):

	Issuance	Maturities (calendar year)	August 31, 2025	August 31, 2024

Credit Agreement – revolving credit facility (1)(3)	Various	4/30/2029	$20,995	$27,836

Note Agreement
Series A Notes – 3.39% fixed rate(2)	11/15/2017	2025-2032	14,000	14,800
Series B Notes – 2.50% fixed rate(3)	9/30/2020	11/15/2027	26,000	26,000
Series C Notes – 2.69% fixed rate(3)	9/30/2020	11/15/2030	26,000	26,000
Total borrowings			86,995	94,636
Short-term portion of borrowings			(800)	(8,659)
Total long-term borrowings			$86,195	$85,977
(1)The Company has the ability to refinance any draw under the line of credit with successive short-term borrowings through the maturity date. Outstanding draws for which management has the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of August 31, 2025, $21.0 million of this facility was classified as long-term and was entirely denominated in Euros. As of August 31, 2024, $20.0 million of this facility was classified as long-term and was denominated in Euros and Pounds Sterling; $7.8 million was classified as short-term and was denominated in U.S. Dollars. Euro and Pound Sterling denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.
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

•The consolidated interest coverage ratio cannot be less than three to one. The consolidated interest coverage ratio means, as of any date of determination, the ratio of (a) consolidated EBITDA for the most recently completed four fiscal quarters to (b) consolidated interest charges for the most recently completed four fiscal quarters
As of August 31, 2025, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.
Note 11. Share Repurchase Plan
On June 19, 2023, the Company’s Board of Directors (the “Board”) approved a share repurchase plan (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, which became effective on September 1, 2023, the Company is authorized to acquire up to $50.0 million of its outstanding shares through August 31, 2025. On June 16, 2025, the Board approved the extension of the expiration date to August 31, 2026 for the 2023 Repurchase Plan. During the fiscal year ended August 31, 2025, the Company repurchased 50,250 shares at an average price of $245.06 per share, for a total cost of $12.3 million under this $50.0 million plan. As of August 31, 2025, the Company is authorized to purchase an additional $29.6 million under the 2023 Repurchase Plan.
Note 12.    Earnings per Common Share
The table below reconciles net income to net income available to common stockholders (in thousands):

	Fiscal Year Ended August 31,
	2025	2024	2023
Net income	$90,994	$69,644	$65,993
Less: Net income allocated to participating securities	(260)	(246)	(272)
Net income available to common stockholders	$90,734	$69,398	$65,721
The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Fiscal Year Ended August 31,
	2025	2024	2023
Weighted-average common shares outstanding, basic	13,544	13,554	13,578
Weighted-average dilutive securities	23	26	26
Weighted-average common shares outstanding, diluted	13,567	13,580	13,604
For the fiscal years ended August 31, 2025, 2024 and 2023, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 8,705, 1,351 and 4,551, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.
Note 13.    Revenue
The following table presents the Company’s revenues by segment and major source (in thousands):

	Fiscal Year Ended August 31, 2025				Fiscal Year Ended August 31, 2024
	Americas	EIMEA	Asia-Pacific	Total	Americas	EIMEA	Asia-Pacific	Total
WD-40 Multi-Use Product	$224,811	$181,604	$71,546	$477,961	$216,769	$168,450	$67,706	$452,925
WD-40 Specialist	$34,990	$35,651	$11,321	$81,962	$32,966	$30,876	$10,096	$73,938
Other maintenance products (1)	$17,033	$12,963	$1,047	$31,043	$17,289	$12,741	$1,143	$31,173
Total maintenance products	$276,834	$230,218	$83,914	$590,966	$267,024	$212,067	$78,945	$558,036
HCCP (2)	$13,765	$6,216	$9,038	29,019	$14,859	$8,978	$8,684	32,521
Total net sales	$290,599	$236,434	$92,952	$619,985	$281,883	$221,045	$87,629	$590,557
(1)Other maintenance products consist of the 3-IN-ONE and GT85 brands.
(2)Homecare and cleaning products (“HCCP”).

The Company recorded approximately $38.5 million and $37.4 million in rebates/other discounts as a reduction to sales during fiscal years 2025 and 2024, respectively. The Company had a $11.8 million and $14.8 million balance in rebate/other discount liabilities as of August 31, 2025 and 2024, respectively, which are included in accrued liabilities on the Company’s consolidated balance sheets.
The Company recorded approximately $6.0 million and $5.8 million in cash discounts as a reduction to sales during fiscal years 2025 and 2024, respectively. The Company had a $0.5 million and $0.6 million balance in the allowance for cash discounts as of August 31, 2025 and 2024.
The Company had contract liabilities of $4.7 million and $4.3 million as of August 31, 2025 and 2024, respectively. All of the $4.3 million that was included in contract liabilities as of August 31, 2024 was recognized to revenue during fiscal year 2025. Contract assets are recorded if the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. The Company did not have any contract assets as of August 31, 2025 and 2024. The Company has an unconditional right to payment for all trade and other accounts receivable on the Company’s consolidated balance sheets.
The Company’s refund liability for sales returns was $0.4 million and $0.5 million as of August 31, 2025 and 2024. The Company records an amount to other current assets for the value of inventory that represents the right to recover products from customers associated with sales returns, which was not significant as of August 31, 2025 and 2024.
Note 14.    Commitments and Contingencies
Purchase Commitments
The Company has ongoing relationships with various suppliers, third-party contract manufacturers that manufacture the Company’s products, and third-party distribution centers that warehouse and ship the Company’s products to customers. The contract manufacturers maintain title and control of certain raw materials and components, materials utilized in finished products, and the finished products themselves until shipment to the Company’s third-party distribution centers or customers in accordance with agreed-upon shipment terms. The Company has contractual minimum purchase obligations with certain contract manufacturers. The Company’s minimum purchase obligations primarily consist of contractual volume commitments with certain third-party packagers.
The following table summarizes minimum purchase obligations (in thousands):

Minimum Purchase Obligation
Fiscal year 2026	$6,785
Fiscal year 2027	4,481
Fiscal year 2028	1,833
Fiscal year 2029	1,547
Fiscal year 2030	1,473
Thereafter	616
Total	$16,735
In addition to minimum purchase obligations above, supply needs are communicated in the ordinary course of business by the Company to its contract manufacturers based on orders and short-term projections, ranging from two months to six months. The Company is committed to purchase the products produced by the contract manufacturers based on the projections provided.
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

Litigation
The Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. As of August 31, 2025, there were no significant unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss. As to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.
Indemnifications
As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not capped; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of August 31, 2025.
From time to time, the Company enters into indemnification agreements with certain parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. Indemnification agreements are generally entered into in the context of the particular agreements and are provided in an attempt to allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is not capped, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of August 31, 2025.
Note 15.    Income Taxes
Income before income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2025	2024	2023
United States	$54,936	$47,345	$49,871
Foreign (1)	46,690	44,163	35,292
Income before income taxes	$101,626	$91,508	$85,163
(1)Included in these amounts are income before income taxes for the EIMEA segment of $34.7 million, $31.4 million and $25.6 million for the fiscal years ended August 31, 2025, 2024 and 2023, respectively.

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2025	2024	2023
Current:
Federal	$(4,726)	$9,559	$9,973
State	1,543	820	1,039
Foreign	12,945	12,596	9,023
Total current	9,762	22,975	20,035

Deferred:
United States	657	(1,413)	(806)
Foreign	213	302	(59)
Total deferred	870	(1,111)	(865)
Provision for income taxes	$10,632	$21,864	$19,170
Deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	August 31, 2025	August 31, 2024
Deferred tax assets:
Accrued payroll and related expenses	$1,451	$1,321
Reserves and accruals	1,758	2,166
Research and development expenses	2,078	1,520
Stock-based compensation expense	2,547	2,622
Uncertain tax positions and related interest	234	1,266
Uniform capitalization	2,020	1,774
Tax credit carryforwards	4,399	4,197
Other	2,571	2,673
Total gross deferred tax assets	17,058	17,539
Valuation allowance	(4,552)	(4,305)
Total net deferred tax assets	12,506	13,234

Deferred tax liabilities:
Property and equipment, net	(3,449)	(3,940)
Amortization of tax goodwill and intangible assets	(15,793)	(15,458)
Other	(1,612)	(1,909)
Total deferred tax liabilities	(20,854)	(21,307)
Net deferred tax liabilities	$(8,348)	$(8,073)
The Company had state net operating loss (“NOL”) carryforwards of $7.8 million as of August 31, 2025, which generated a net deferred tax asset of $0.5 million. The state NOL carryforwards, if unused, will expire between fiscal years 2026 and 2045. The Company also had tax credit carryforwards of $4.4 million as of August 31, 2025, of which $4.3 million is attributable to U.K. tax credit carryforwards, which do not expire.
Future utilization of the U.K. tax credit carryforwards and certain state carryforwards is uncertain and is dependent upon several factors that may not occur, including the generation of future taxable income in certain jurisdictions. At this time, management does not conclude that it is “more likely than not” that all of the related deferred tax assets will be realized. Accordingly, the Company recorded an insignificant change in its valuation allowance during the fiscal year ended August 31, 2025 and the cumulative valuation allowance recorded against the related deferred tax asset associated with the

U.K. tax credit carryforwards was $4.1 million as of August 31, 2025, and state carryforwards were insignificant as of August 31, 2025.
A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows (in thousands):

	Fiscal Year Ended August 31,
	2025	2024	2023
Amount computed at U.S. statutory federal tax rate	$21,341	$19,217	$17,884
Effect of foreign operations	3,323	3,339	1,583
Net (benefit) from GILTI/FDII	(3,339)	(2,696)	(2,071)
Uncertain tax positions	(8,049)	947	1,377
Interest and other true-ups related to uncertain tax positions	(3,416)	—	—
Other	772	1,057	397
Provision for income taxes	$10,632	$21,864	$19,170
On July 4, 2025, the One Big Beautiful Bill Act ("OBBB Act”) was enacted into law. The OBBB Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The significant provisions of the OBBB Act will be effective between fiscal years ended August 31, 2025 through fiscal year ended August 31, 2027, and the Company does not expect these provisions to have a material impact on our effective tax rate.
The provision for income taxes was 10.5% and 23.9% of income before income taxes for the fiscal years ended August 31, 2025 and 2024, respectively. The decrease in the effective income tax rate from period to period was primarily due to the expiration of the statute of limitations on the uncertain tax position associated with the Tax Cuts and Jobs Act’s mandatory one-time “toll tax” on unremitted foreign earnings. The release of the uncertain tax position generated a favorable income tax adjustment of $11.9 million, net of the tax effect of the related interest during twelve months ended August 31, 2025.

Reconciliations of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	Fiscal Year Ended August 31,
	2025	2024
Unrecognized tax benefits – beginning of fiscal year	$9,147	$9,275
Increases for prior period tax positions	181	—
Increases for current period tax positions	218	184
Expirations of statute of limitations for assessment	(8,558)	(312)
Settlements with taxing authorities	(87)	—
Unrecognized tax benefits – end of fiscal year	$901	$9,147
Gross unrecognized tax benefits totaled $0.9 million and $9.1 million for the fiscal years ended August 31, 2025 and 2024, respectively, of which $0.7 million and $9.0 million, respectively, would affect the Company’s effective income tax rate if recognized. Interest and penalties related to uncertain tax positions included in tax expense was a benefit of $4.4 million for the fiscal year ended August 31, 2025 and an expense of $1.2 million for the fiscal year ended August 31, 2024. The total balance of accrued interest and penalties related to uncertain tax positions was insignificant and $4.6 million for the fiscal years ended August 31, 2025 and 2024, respectively. Total unrecognized tax benefits including interest and penalties were $1.1 million and $13.7 million as of August 31, 2025 and 2024, respectively, and are recorded in other long-term liabilities in the Company’s consolidated balance sheets.
The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes and closed audits, the Company’s federal income tax returns for years prior to fiscal year 2022 are not subject to examination by the U.S. Internal Revenue Service. The Company is currently under audit in various state jurisdictions for fiscal years 2022 through 2024. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2021 are no longer subject to examination. The Company has estimated an amount of unrecognized tax benefits, including interest and penalties, related to income tax positions may be affected by the resolution of tax examinations or expiring statutes of limitation within the next twelve months to be insignificant. Audit outcomes and the timing of settlements are subject to significant uncertainty.
Income taxes receivable of $4.9 million and $0.5 million are recorded in the Company’s consolidated balance sheets as of August 31, 2025 and 2024, respectively. Income taxes receivable are included in other current assets, which also consists of miscellaneous prepaid expenses and deposits.
Note 16.    Stock-based Compensation
As of August 31, 2025, the Company had one stock incentive plan, the WD-40 Company 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the Company’s stockholders effective as of December 13, 2016 and which was amended and restated on December 12, 2023. The 2016 Plan permits the granting of various stock-based equity awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards to employees, directors and consultants. To date through August 31, 2025, the Company had granted awards of restricted stock units (“RSUs”), market share units (“MSUs”), deferred performance units (“DPUs”) and performance share units (“PSUs”) under the 2016 Plan. Additionally, as of August 31, 2025, there were still certain outstanding awards which had been granted under the Company’s prior stock incentive plan. The 2016 Plan is administered by the Board or the Compensation and People Committee or other designated committee of the Board (the “Committee”). All stock-based equity awards granted under the 2016 Plan are subject to the specific terms and conditions as determined by the Committee at the time of grant of such awards in accordance with the various terms and conditions specified for each award type per the 2016 Plan. As of August 31, 2025, 973,514 shares of common stock remained available for future issuance pursuant to grants of awards under the 2016 Plan. The shares of common stock to be issued pursuant to awards under the 2016 Plan may be authorized shares not previously issued, or treasury shares. The Company has historically issued new authorized shares not previously issued upon the settlement of the various stock-based equity awards under its equity incentive plans.
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
Stock-based compensation expense is amortized on a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense related to the Company’s stock-based equity awards is as follows by award type (in thousands):

	Fiscal Year Ended August 31,
	2025	2024	2023
RSU compensation expense	$4,273	$3,612	$4,254
MSU compensation expense	3,033	2,282	2,180
PSU compensation expense (1)	—	641	—
Total	$7,306	$6,535	$6,434
(1)PSU awards contain performance conditions for which accrual of expense is based on the probable outcome of the performance conditions. PSUs pertaining to the measurement year of fiscal year 2024 vested at 16.3% since the performance conditions were partially achieved. Vesting of PSUs pertaining to the measurement years of fiscal years 2025 and 2023 was deemed not probable at the end of each respective fiscal year and the PSUs were subsequently forfeited.
The Company recorded deferred tax assets related to such stock-based compensation of $1.7 million, $1.4 million and $1.3 million for the fiscal years ended August 31, 2025, 2024 and 2023, respectively. As of August 31, 2025, the total unamortized compensation cost related to non-vested stock-based equity awards was $1.7 million and $4.2 million for RSUs and MSUs, respectively, which the Company expects to recognize over remaining weighted-average vesting periods of 1.58 and 1.84 years for RSUs and MSUs, respectively. No unamortized compensation cost for DPUs or PSUs remained as of August 31, 2025.
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
A summary of the Company’s restricted stock unit activity is as follows (in thousands, except share and per share amounts):

Restricted Stock Units	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value
Outstanding at August 31, 2024	70,148	$164.03
Granted	18,522	253.47
Converted to shares of common stock	(25,375)	144.44
Forfeited	(106)	225.43
Outstanding at August 31, 2025	63,189	$198.01	$13,651
Vested at August 31, 2025	35,354	$181.66	$7,638
The weighted-average grant date fair value of all RSUs granted was $253.47, $206.85 and $167.05 during the fiscal years ended August 31, 2025, 2024 and 2023, respectively. The total intrinsic value of all RSUs converted to shares of common stock was $6.3 million, $6.7 million and $3.7 million for the fiscal years ended August 31, 2025, 2024 and 2023, respectively.
The income tax benefits from RSUs converted to shares of common stock totaled $1.5 million, $1.3 million and $0.8 million for the fiscal years ended August 31, 2025, 2024 and 2023, respectively.

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
The following weighted-average assumptions for MSU grants for the last three fiscal years were used in the Monte Carlo simulation model:

	Fiscal Year Ended August 31,
	2025	2024	2023
Expected volatility	33.2%	34.4%	37.5%
Risk-free interest rate	3.6%	4.8%	4.3%
Expected dividend yield	0.0%	0.0%	0.0%
Term	2.91 years	2.90 years	2.89 years
The expected volatility utilized is based on the historical volatilities of the Company’s common stock and the Index in order to model the stock price movements. The volatility used was calculated over the periods presented in the above table which were the remaining terms of the performance Measurement Period at the dates of grant. The risk-free interest rates used are based on the implied yield available on a U.S. Treasury zero-coupon bill with a remaining term equivalent to the remaining performance Measurement Period. The expected dividend yield of zero was used in the Monte Carlo simulation model for the purposes of computing the relative TSR of the Company compared to the Index since it is the mathematical equivalent to reinvesting dividends in each issuing entity over the performance Measurement Period.
A summary of the Company’s market share unit activity is as follows (in thousands, except share and per share amounts):

Market Share Units	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value
Outstanding at August 31, 2024	36,634	$213.13
Granted	14,233	281.09
Performance factor adjustments	1,941	230.88
Converted to shares of common stock	(11,631)	230.90
Forfeited	(338)	195.69
Outstanding at August 31, 2025⁽¹⁾	40,839	$232.74	$8,823
(1)This figure represents the total number of shares underlying MSU grants assuming achievement of the target number of shares at 100%. As the ultimate number of shares that vest could be as high as 200% of the target, the Company may be required to issue additional shares to satisfy outstanding MSU award grants.
The weighted-average grant date fair value of all MSUs granted was $281.09, $226.30 and $184.15 during the fiscal years ended August 31, 2025, 2024 and 2023, respectively. The total intrinsic value of all MSUs converted to shares of common stock was $3.1 million for the fiscal year ended August 31, 2025. The income tax benefits from MSUs converted to shares of common stock totaled $0.7 million for the fiscal year ended August 31, 2025. There were no conversions of MSUs to shares of common stock for the fiscal years ended August 31, 2024 and 2023.

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

A summary of the Company’s performance share unit activity is as follows (in thousands, except share and per share amounts):

Performance Share Units	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value
Outstanding at August 31, 2024	19,658	$198.94
Granted	16,978	251.30
Converted to shares of common stock	(3,204)	198.94
Forfeited	(16,739)	199.83
Outstanding at August 31, 2025	16,693	$251.30	$3,606
The weighted-average grant date fair value of all PSUs granted was $251.30, $198.94 and $170.16 during the fiscal years ended August 31, 2025, 2024, and 2023, respectively. The total intrinsic value of all PSUs converted to shares of common stock was $0.8 million for the fiscal year ended August 31, 2025. The income tax benefits from PSUs converted to shares of common stock totaled $0.2 million for the fiscal year ended August 31, 2025. There were no conversions of PSUs to shares of common stock for the fiscal years ended August 31, 2024 and 2023.
Deferred Performance Units
During fiscal year 2021, the Company discontinued the granting of new DPU awards. Although certain vested DPU awards granted in prior periods remain outstanding due to the deferred settlement feature contained within these award agreements, the expense associated with these awards has been fully recognized in prior periods. DPU awards converted to shares of common stock issued to recipients following separation from service from the Company were not material to the Company’s consolidated financial statements and related disclosures during fiscal years 2025, 2024 and 2023.
Note 17.    Other Benefit Plans
The Company has a WD-40 Company Profit Sharing/401(k) Plan and Trust (the “Profit Sharing/401(k) Plan”) whereby regular U.S. employees who have completed certain minimum service requirements can defer a portion of their income through contributions to a trust. The Profit Sharing/401(k) Plan provides for Company contributions to the trust, as approved by the Board, as follows: 1) matching contributions to each participant up to 50% of the first 6.6% of compensation contributed by the participant; 2) fixed non-elective contributions in the amount equal to 10% of eligible compensation; and 3) a discretionary non-elective contribution in an amount to be determined by the Board up to 5% of eligible compensation. The Company’s contributions are subject to overall employer contribution limits and may not exceed the amount deductible for income tax purposes. The Profit Sharing/401(k) Plan may be amended or discontinued at any time by the Company. The Company’s contribution expense for the Profit Sharing/401(k) Plan was $5.5 million, $5.2 million and $4.6 million for the fiscal years ended August 31, 2025, 2024, and 2023, respectively.
The Company’s international subsidiaries have similar benefit plan arrangements, dependent upon the local applicable laws and regulations. The plans provide for Company contributions to an appropriate third-party plan, as approved by each subsidiary’s board of directors. The Company’s contribution expense related to the international plans was $2.7 million, $2.4 million and $2.1 million the fiscal years ended August 31, 2025, 2024, and 2023, respectively.
Note 18.    Business Segments and Foreign Operations
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
The Company’s Chief Executive Officer, Steven A. Brass, as the CODM, manages the Company’s capital and allocates resources based on each business segment’s gross profit and income from operations. The CODM compares the

Company’s actual results to forecasted amounts to analyze, manage and make business decisions. Operating income is disclosed below as it is most consistent with the amounts included in the Company’s consolidated financial statements.
Summary information about reportable segments is as follows (in thousands):

	Americas	EIMEA	Asia-Pacific	Total
Fiscal Year Ended August 31, 2025
Net sales	$290,599	$236,434	$92,952	$619,985
Cost of products sold	139,155	101,060	38,427	278,642
Gross Profit	151,444	135,374	54,525	341,343
Operating Expenses:
Department Expenses(1)	60,557	58,283	14,282	133,122
A&P Expenses	14,806	15,518	7,107	37,431
Freight	9,600	6,435	2,124	18,159
Depreciation (in operating departments) and Amortization (2)	1,088	2,807	199	4,094
Income from operations - reportable segments	$65,393	$52,331	$30,813	$148,537
Unallocated Corporate(3)				(44,744)
GAAP Income from Operations				$103,793

Fiscal Year Ended August 31, 2024
Net sales	$281,883	$221,045	$87,629	$590,557
Cost of products sold	138,496	100,071	36,763	275,330
Gross Profit	143,387	120,974	50,866	315,227
Operating Expenses:
Department Expenses(1)	53,737	51,105	12,208	117,050
A&P Expenses	13,647	13,645	6,619	33,911
Freight	8,909	6,269	2,138	17,316
Depreciation (in operating departments) and Amortization (2)	2,057	3,146	187	5,390
Income from operations - reportable segments	$65,037	$46,809	$29,714	$141,560
Unallocated Corporate(3)				(45,209)
GAAP Income from Operations				$96,351

Fiscal Year Ended August 31, 2023
Net sales	$266,772	$190,818	$79,665	$537,255
Cost of products sold	136,207	91,233	35,595	263,035
Gross Profit	130,565	99,585	44,070	274,220
Operating Expenses:
Department Expenses(1)	47,117	39,913	10,046	97,076
A&P Expenses	11,726	11,299	5,782	28,807
Freight	8,975	5,952	2,183	17,110
Depreciation (in operating departments) and Amortization (2)	1,950	2,965	171	5,086
Income from operations - reportable segments	$60,797	$39,456	$25,888	$126,141
Unallocated Corporate(3)				(36,417)
GAAP Income from Operations				$89,724

(1)Department expenses consist of professional services associated with information systems, finance and legal, travel and meeting expenses, sales commissions, insurance, and other miscellaneous expenses as well as people costs which consist of salaries, stock-based compensation, fringe benefits and other miscellaneous people-costs.
(2)Depreciation presented above includes depreciation in operating departments which excludes depreciation in cost of sales. Amortization presented above includes amortization of definite-lived intangible assets and amortization of implementation costs associated with cloud computing arrangements.
(3)These expenses are reported separately from the Company’s identified segments and are included in selling, general and administrative expenses on the Company’s consolidated statements of operations.
The Company’s CODM does not review assets by segment as part of the financial information provided and therefore, no asset information is provided in the above table.
Net sales by product group are as follows (in thousands):

	Fiscal Year Ended August 31,
	2025	2024	2023
Maintenance products	$590,966	$558,036	$503,558
Homecare and cleaning products	29,019	32,521	33,697
Total	$619,985	$590,557	$537,255
Net sales and long-lived assets by geographic area are as follows (in thousands):

	Fiscal Year Ended August 31,
	2025	2024	2023
Net Sales by Geography:
United States	$210,220	$206,963	$207,629
International	409,765	383,594	329,626
Total	$619,985	$590,557	$537,255

Long-lived Assets by Geography (1):
United States	$27,242	$30,057	$33,263
International	33,152	32,926	33,528
Total	$60,394	$62,983	$66,791
(1)Includes tangible assets and property and equipment, net, attributed to the geographic location in which such assets are located.
Note 19.    Subsequent Events
Dividend Declaration
On October 9, 2025, the Board declared a cash dividend of $0.94 per share payable on October 31, 2025 to stockholders of record on October 20, 2025.