Form 10-Q
period 2025-11-30
WD 40 CO
filed 2026-01-08
CIK 105132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2025

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
Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of January 2, 2026 was 13,486,302.

WD-40 COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended November 30, 2025

PART 1 — FINANCIAL INFORMATION
Item 1.    Financial Statements
WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	November 30, 2025	August 31, 2025
Assets
Current assets:
Cash and cash equivalents	$48,583	$58,130
Trade and other accounts receivable, net	112,453	120,589
Inventories	84,002	79,871
Other current assets	25,647	26,366
Total current assets	270,685	284,956
Property and equipment, net	58,670	60,394
Goodwill	97,123	97,150
Other intangible assets, net	2,390	2,416
Right-of-use assets	13,083	13,534
Deferred tax assets, net	1,214	1,027
Other assets	16,497	16,332
Total assets	$459,662	$475,809

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,057	$37,955
Accrued liabilities	29,491	34,230
Accrued payroll and related expenses	23,654	28,415
Short-term borrowings	5,342	800
Income taxes payable	4,735	857
Total current liabilities	91,279	102,257
Long-term borrowings	85,653	86,195
Deferred tax liabilities, net	9,545	9,375
Long-term operating lease liabilities	7,697	8,423
Other long-term liabilities	1,422	1,407
Total liabilities	195,596	207,657

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 19,970,058 and 19,954,495 shares issued at November 30, 2025 and August 31, 2025, respectively; and 13,503,677 and 13,527,614 shares outstanding at November 30, 2025 and August 31, 2025, respectively	20	20
Additional paid-in capital	179,557	180,065
Retained earnings	545,363	540,665
Accumulated other comprehensive loss	(24,912)	(24,485)
Common stock held in treasury, at cost — 6,466,381 and 6,426,881 shares at November 30, 2025 and August 31, 2025, respectively	(435,962)	(428,113)
Total stockholders’ equity	264,066	268,152
Total liabilities and stockholders’ equity	$459,662	$475,809
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended November 30,
	2025	2024

Net sales	$154,423	$153,495
Cost of products sold	67,591	69,408
Gross profit	86,832	84,087

Operating expenses:
Selling, general and administrative	55,336	50,525
Advertising and sales promotion	8,189	8,393
Amortization of definite-lived intangible assets	49	47
Total operating expenses	63,574	58,965

Income from operations	23,258	25,122

Other income (expense):
Interest income	179	148
Interest expense	(648)	(873)
Other expense, net	(197)	(141)
Income before income taxes	22,592	24,256
Provision for income taxes	5,141	5,331
Net income	$17,451	$18,925

Earnings per common share:
Basic	$1.29	$1.39
Diluted	$1.28	$1.39

Shares used in per share calculations:
Basic	13,524	13,548
Diluted	13,549	13,573
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended November 30,
	2025	2024

Net income	$17,451	$18,925
Other comprehensive income (loss):
Foreign currency translation adjustment	(427)	(6,185)
Total comprehensive income	$17,024	$12,740
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount				Shares	Amount
Balance at August 31, 2025	19,954,495	$20	$180,065	$540,665	$(24,485)	6,426,881	$(428,113)	$268,152
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	15,563	-						—
Payments for taxes related to net share settlement of equity awards			(2,232)					(2,232)
Stock-based compensation			1,724					1,724
Cash dividends ($0.94 per share)				(12,753)				(12,753)
Repurchases of common stock						39,500	(7,849)	(7,849)
Foreign currency translation adjustment					(427)			(427)
Net income				17,451				17,451
Balance at November 30, 2025	19,970,058	$20	$179,557	$545,363	$(24,912)	6,466,381	$(435,962)	$264,066

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount				Shares	Amount
Balance at August 31, 2024	19,925,212	$20	$175,642	$499,931	$(29,268)	6,376,631	$(415,799)	$230,526
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	15,158	-						—
Payments for taxes related to net share settlement of equity awards			(2,883)					(2,883)
Stock-based compensation			1,499					1,499
Cash dividends ($0.88 per share)				(11,958)				(11,958)
Repurchases of common stock						13,750	(3,627)	(3,627)
Foreign currency translation adjustment					(6,185)			(6,185)
Net income				18,925				18,925
Balance at November 30, 2024	19,940,370	$20	$174,258	$506,898	$(35,453)	6,390,381	$(419,426)	$226,297
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months Ended November 30,
	2025	2024
Operating activities:
Net income	$17,451	$18,925
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,103	2,075
Amortization of cloud computing implementation costs	413	416
Deferred income taxes	51	522
Stock-based compensation	1,724	1,499
Unrealized foreign currency exchange gains	(34)	(330)
Provision for credit losses	497	994
Write-off of inventories	234	255
Other	(76)	(41)
Changes in assets and liabilities:
Trade and other accounts receivable	7,418	(293)
Inventories	(4,932)	(2,651)
Other assets	652	(1,177)
Operating lease assets and liabilities, net	(238)	14
Accounts payable and accrued liabilities	(14,457)	(1,730)
Accrued payroll and related expenses	(4,710)	(4,954)
Other long-term liabilities and income taxes payable	3,889	1,406
Net cash provided by operating activities	9,985	14,930

Investing activities:
Purchases of property and equipment	(935)	(691)
Proceeds from sales of property and equipment	196	124
Net cash used in investing activities	(739)	(567)

Financing activities:
Treasury stock purchases	(7,849)	(3,627)
Dividends paid	(12,753)	(11,958)
Repayments of long-term senior notes	(400)	(400)
Net proceeds from revolving credit facility	4,542	14,771
Shares withheld to cover taxes upon settlement of equity awards	(2,232)	(2,883)
Net cash used in financing activities	(18,692)	(4,097)
Effect of exchange rate changes on cash and cash equivalents	(101)	(2,051)
Net (decrease) increase in cash and cash equivalents	(9,547)	8,215
Cash and cash equivalents at beginning of period	58,130	46,699
Cash and cash equivalents at end of period	$48,583	$54,914

Supplemental disclosure of noncash investing activities: Accrued capital expenditures	$119	$188
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1.    The Company
WD-40 Company (the “Company”), incorporated in Delaware and based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products that solve problems in workshops, factories and homes around the world. The Company owns a wide range of brands that include maintenance products and homecare and cleaning products: WD-40® Multi-Use Product, WD-40 Specialist®, 3-IN-ONE®, GT85®, X-14®, 2000 Flushes®, Carpet Fresh®, no vac®, Spot Shot®, Lava® and Solvol®. Certain assets of the Company’s homecare and cleaning product businesses are classified as held for sale as of November 30, 2025. Refer to Note 3 - Assets Held for Sale for additional information.
The Company’s products are sold in various locations around the world. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, India, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America and Australia. The Company’s products are sold primarily through hardware stores, automotive parts outlets, industrial distributors and suppliers, mass retail and home center stores, value retailers, grocery stores, online retailers, warehouse club stores, farm supply, sport retailers, and independent bike dealers.
Note 2.    Basis of Presentation and Summary of Significant Accounting Policies
Basis of Consolidation
The unaudited condensed consolidated financial statements included herein have been prepared by the Company according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2025 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.
In the opinion of management, the unaudited financial information for the interim periods shown reflects all adjustments necessary for a fair statement thereof and such adjustments are of a normal recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2025, which was filed with the SEC on October 27, 2025.
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
Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized in other income (expense), net in the Company’s condensed consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the condensed consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s condensed consolidated balance sheets. At November 30, 2025, the Company had a notional amount of $2.9 million outstanding in foreign currency forward contracts, which will mature in January 2026. Unrealized net gains and losses related to foreign currency forward contracts were not significant at November 30, 2025 and August 31, 2025. Realized net gains and losses related to foreign currency forward contracts were not significant for the three months ended November 30, 2025 and 2024. Both unrealized and realized net gains and losses are recorded in other income (expense), net in the Company’s condensed consolidated statements of operations.
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
Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of November 30, 2025, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents and short-term borrowings are recorded at cost, which approximates their fair values, primarily due to their short-term nature. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $61.0 million as of November 30, 2025, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to their carrying value of $65.6 million. During the three months ended November 30, 2025, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.
Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments primarily require enhanced disclosures about significant segment expenses regularly provided to the Chief Operating Decision Maker and included within each reported measure of segment profit or loss. The Company adopted ASU 2023-07 with its annual period ended August 31, 2025 and interim periods thereafter. See Note 14 — Business Segments and foreign operations for updated disclosures as a result of this adoption.
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning September 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The amendments will impact the Company’s income tax disclosures but will have no impact on results of operations, cash flows or financial condition. The Company will adopt the standard on the effective date in its upcoming annual report for fiscal year 2026.

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
In July 2025, the FASB issued ASU No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” which includes amendments that provide all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets. The amendments are effective for the Company’s annual periods beginning September 1, 2027, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is in the process of evaluating this ASU to determine its impact on the Company’s financial statements and disclosures.
In September 2025, the FASB issued ASU No. 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)” which includes amendments that remove all references to prescriptive and sequential software development stages throughout Subtopic 350-40. The amendments are effective for the Company’s annual periods beginning September 1, 2028, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is in the process of evaluating this ASU to determine its impact on the Company’s financial statements and disclosures.
Note 3.    Assets Held for Sale
In the first quarter of fiscal year 2025, certain assets of the Company’s homecare and cleaning product businesses in the Americas and EIMEA segments met the criteria to be classified as held for sale. Management determined that the planned sale of these brands did not represent a strategic shift having a major effect on the Company’s operations and financial results and therefore did not meet the criteria for classification as discontinued operations in fiscal year 2025. Although the planned sale of the homecare and cleaning product businesses in the Americas has not completed within the original one year expectation, these assets continued to meet the criteria as held for sale in accordance with ASC 360, Property, Plant, and Equipment as of November 30, 2025.
Assets included as part of the disposal group classified as held for sale consisted of inventory, goodwill and other intangible assets, net. There are no liabilities in the disposal group.
The following table summarizes assets held for sale in the Americas segment (in thousands):

	November 30, 2025	August 31, 2025
Inventory	$3,907	$3,349
Goodwill	1,120	1,120
Other intangible assets, net	2,821	2,821
Total assets held for sale(1):	$7,848	$7,290
(1)Total assets held for sale are included in other current assets on the Company’s condensed consolidated balance sheets.
Sale of Homecare and Cleaning Product Businesses in EIMEA in fiscal year 2025
During the fourth quarter of fiscal year 2025, the Company sold its homecare and cleaning product business in the EIMEA segment. The brands related to this business are included in fiscal year 2025 financial results but will not be included in fiscal year 2026 financial results.

Note 4.    Inventories
Inventories consisted of the following (in thousands):

	November 30, 2025	August 31, 2025
Product held at third-party contract manufacturers	$3,874	$4,640
Raw materials and components	10,389	11,122
Work-in-process	708	923
Finished goods	72,938	66,535
Inventory held for sale (1)	(3,907)	(3,349)
Total	$84,002	$79,871
(1)Inventory held for sale consists mostly of finished goods inventory and is included in other current assets on the Company’s condensed consolidated balance sheets.
Note 5.    Property and Equipment and Capitalized Cloud Computing Implementation Costs
Property and equipment, net, consisted of the following (in thousands):

	November 30, 2025	August 31, 2025
Machinery, equipment and vehicles	$54,868	$54,975
Buildings and improvements	29,581	29,695
Computer and office equipment	6,861	6,577
Internal-use software	10,343	10,625
Furniture and fixtures	3,456	3,467
Capital in progress	3,310	3,583
Land	4,287	4,294
Subtotal	112,706	113,216
Less: accumulated depreciation and amortization	(54,036)	(52,822)
Total	$58,670	$60,394
As of November 30, 2025 and August 31, 2025, the Company’s condensed consolidated balance sheets included $17.2 million and $16.6 million, respectively, of capitalized cloud computing implementation costs recorded as other assets within the Company’s condensed consolidated balance sheets. Accumulated amortization associated with these assets was $4.2 million and $3.8 million as of November 30, 2025 and August 31, 2025, respectively. Amortization expense associated with these assets was $0.4 million for both the three months ended November 30, 2025 and 2024, respectively.
Note 6.    Goodwill and Other Intangible Assets
Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EIMEA	Asia-Pacific	Total
Balance as of August 31, 2025 (1)	$85,896	$10,045	$1,209	$97,150
Translation adjustments	8	(38)	3	(27)
Balance as of November 30, 2025	$85,904	$10,007	$1,212	$97,123
(1)Beginning balance does not include certain homecare and cleaning assets in the Americas segment as it is included in other current assets on the Company’s condensed consolidated balance sheets.
There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill as of November 30, 2025. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

Definite-lived Intangible Assets
In the first quarter of fiscal year 2025, the America’s homecare and cleaning product businesses were classified as held for sale. Definite-lived intangible assets included in America’s homecare and cleaning include Spot Shot which ceased amortization as of September 1, 2024.
The Company’s definite-lived intangible assets include the trade names Spot Shot, Carpet Fresh, EZ REACH and GT85 trade names, as well as intangible assets related to customer relationships and a non-compete agreement acquired in connection with the Company’s acquisition of a Brazilian distributor during the fiscal year ended August 31, 2024. All of these assets are included in other intangible assets, net in the Company’s condensed consolidated balance sheets.
The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	November 30, 2025	August 31, 2025
Gross carrying amount	$33,508	$33,510
Accumulated amortization	(28,297)	(28,273)
Less: other intangible assets, net, held for sale (1)	(2,821)	(2,821)
Net carrying amount	$2,390	$2,416
(1)Other intangibles, net current held for sale included certain homecare and cleaning assets in the Americas segment are included in other current assets on the Company’s condensed consolidated balance sheets.
There has been no impairment charge for the three months ended November 30, 2025 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.
Changes in the carrying amounts of definite-lived intangible assets, net pertain entirely to the America’s segment for the three months ended November 30, 2025 and are summarized below (in thousands).

Total
Balance as of August 31, 2025 (1)	$2,416
Amortization expense	(49)
Translation adjustments	23
Balance as of November 30, 2025	$2,390
(1)Beginning balance does not include certain homecare and cleaning assets in the Americas segment as it is included in other current assets on the Company’s condensed consolidated balance sheets.
The estimated amortization expense for the Company’s definite-lived intangible assets is not significant in any future individual fiscal year.

Note 7.    Accrued and Other Liabilities
Accrued liabilities consisted of the following (in thousands):

	November 30, 2025	August 31, 2025
Accrued advertising and sales promotion expenses	$12,646	$13,728
Accrued professional services fees	2,015	2,201
Accrued sales taxes and other taxes	4,154	4,486
Deferred revenue	3,667	4,734
Short-term operating lease liability	2,415	2,282
Other	4,594	6,799
Total	$29,491	$34,230

Accrued payroll and related expenses consisted of the following (in thousands):

	November 30, 2025	August 31, 2025
Accrued incentive compensation	$4,028	$13,944
Accrued payroll	7,159	5,618
Accrued profit sharing	6,229	4,755
Accrued payroll taxes	5,519	3,416
Other	719	682
Total	$23,654	$28,415
Note 8.    Debt
As of November 30, 2025, the Company held borrowings under two separate agreements as detailed below.
Note Purchase and Private Shelf Agreement
The Company holds borrowings under its Note Purchase and Private Shelf Agreement, as amended (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”). As of November 30, 2025, the Company had outstanding balances on its series A, B and C notes issued under the Note Agreement.
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

Short-term and long-term borrowings under the Company’s Credit Agreement and Note Agreement consisted of the following (in thousands):

	Issuance	Maturities	November 30, 2025	August 31, 2025

Credit Agreement – revolving credit facility (1)	Various	4/30/2029	$25,395	$20,995

Note Agreement
Series A Notes – 3.39% fixed rate(2)	11/15/2017	2026-2032	13,600	14,000
Series B Notes – 2.50% fixed rate(3)	9/30/2020	11/15/2027	26,000	26,000
Series C Notes – 2.69% fixed rate(3)	9/30/2020	11/15/2030	26,000	26,000
Total borrowings			90,995	86,995
Short-term portion of borrowings			(5,342)	(800)
Total long-term borrowings			$85,653	$86,195
(1)The Company has the ability to refinance any draw under the line of credit with successive short-term borrowings through the maturity date. Outstanding draws for which management has the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of November 30, 2025, $20.9 million of this facility was classified as long-term and was entirely denominated in Euros. $4.5 million was classified as short-term and was denominated in U.S. Dollars. Euro denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.
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
As of November 30, 2025, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.
Note 9.    Share Repurchase Plan
On June 19, 2023, the Company’s Board (the “Board”) approved a share repurchase plan (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, which became effective on September 1, 2023, the Company is authorized to acquire up to $50.0 million of its outstanding shares through August 31, 2025. On June 16, 2025, the Board approved the extension of the expiration date to August 31, 2026 for the 2023 Repurchase Plan. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the three months ended November 30, 2025, the Company repurchased 39,500 shares at an average price of $197.45 per share, for a total cost of $7.8 million. As of November 30, 2025, the Company is authorized to purchase an additional $21.8 million under the 2023 Repurchase Plan.
Note 10.    Earnings per Common Share
The table below reconciles net income to net income available to common stockholders (in thousands):

	Three Months Ended November 30,
	2025	2024
Net income	$17,451	$18,925
Less: Net income allocated to participating securities	(47)	(64)
Net income available to common stockholders	$17,404	$18,861
The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended November 30,
	2025	2024
Weighted-average common shares outstanding, basic	13,524	13,548
Weighted-average dilutive securities	25	25
Weighted-average common shares outstanding, diluted	13,549	13,573
For the three months ended November 30, 2025 and 2024, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 9,544 and 6,188, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.
Note 11.    Revenue
The following table presents the Company’s revenues by segment and major source (in thousands):

	Three Months Ended November 30, 2025
	Americas	EIMEA	Asia-Pacific	Total
WD-40 Multi-Use Product	$54,584	$44,949	$18,264	$117,797
WD-40 Specialist	9,417	9,933	3,188	22,538
Other maintenance products (1)	4,575	3,793	193	8,561
Total maintenance products	68,576	58,675	21,645	148,896
HCCP (2)	3,297	—	2,230	5,527
Total net sales	$71,873	$58,675	$23,875	$154,423

	Three Months Ended November 30, 2024
	Americas	EIMEA	Asia-Pacific	Total
WD-40 Multi-Use Product	$52,901	$44,866	$20,780	$118,547
WD-40 Specialist	8,233	7,817	3,122	19,172
Other maintenance products (1)	4,274	3,194	320	7,788
Total maintenance products	65,408	55,877	24,222	145,507
HCCP (2)	4,028	1,606	2,354	7,988
Total net sales	$69,436	$57,483	$26,576	$153,495
(1)Other maintenance products consist of the 3-IN-ONE and GT85 brands.
(2)Homecare and cleaning products (“HCCP”). During the fourth quarter of fiscal year 2025, we completed the sale of the homecare and cleaning product businesses in the EIMEA segment.

Contract Balances
Contract liabilities consist of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $3.7 million and $4.7 million as of November 30, 2025 and August 31, 2025, respectively. Substantially all of the $4.7 million that was included in contract liabilities as of August 31, 2025 was recognized to revenue during the three months ended November 30, 2025. These contract liabilities are recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. Contract assets are recorded if the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. The Company did not have any contract assets as of November 30, 2025 and August 31, 2025. The Company has an unconditional right to payment for its trade and other accounts receivable on the Company’s condensed consolidated balance sheets. These receivables are presented net of an allowance for credit losses of $1.8 million and $1.2 million as of November 30, 2025 and August 31, 2025, respectively.
Note 12.    Commitments and Contingencies
Purchase Commitments
The Company has ongoing relationships with various suppliers, third-party contract manufacturers that manufacture the Company’s products, and third-party distribution centers that warehouse and ship the Company’s products to customers. The contract manufacturers maintain title and control of certain raw materials and components, materials utilized in finished products, and the finished products themselves until shipment to the Company’s third-party distribution centers or customers in accordance with agreed-upon shipment terms. The Company has minimum purchase obligations primarily consisting of volume commitments with certain third-party packagers.

In addition to minimum purchase obligations described above, supply needs are communicated in the ordinary course of business by the Company to its contract manufacturers based on orders and short-term projections, ranging from two months to six months. The Company is committed to purchase the products produced by the contract manufacturers based on the projections provided.

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
Litigation
The Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. As of November 30, 2025, there were no significant unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss. As to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.
Indemnifications
As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not capped; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of November 30, 2025.
From time to time, the Company enters into indemnification agreements with certain parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. Indemnification agreements are generally entered into in the context of the particular agreements and are provided in an attempt to allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is not capped, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of November 30, 2025.
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
The provision for income taxes was 22.8% and 22.0% as a percentage of income before income taxes for the three months ended November 30, 2025 and 2024, respectively. The 0.8% increase in the effective tax rate from period to period was primarily due to the following impacts:

Description of impacts on the Company’s estimated annual effective tax rate	Unfavorable/(Favorable)
Lower excess tax benefits from the settlements of stock-based equity awards in the first quarter of fiscal year 2026.	1.0%
Lower accrual of interest on uncertain tax position in the first quarter of fiscal year 2026.	(1.0)%
Increased taxable earnings in certain foreign jurisdictions with higher tax rates from period to period.	0.5%
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
Income taxes receivable was $3.5 million and $4.9 million as of November 30, 2025 and August 31, 2025, respectively. Income taxes receivable are included in other current assets in the Company’s condensed consolidated balance sheets.
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
The Company’s Chief Executive Officer, Steven A. Brass, as the Company’s Chief Operating Decision Maker (the “CODM”), manages the Company’s capital and allocates resources based on each business segment’s gross profit and income from operations. The CODM compares the Company’s actual results to forecasted amounts to analyze, manage and make business decisions. Operating income is disclosed below as it is most consistent with the amounts included in the Company’s consolidated financial statements.

Summary information about reportable segments is as follows (in thousands):

For the Three Months Ended	Americas	EIMEA	Asia-Pacific	Total
November 30, 2025
Net sales	$71,873	$58,675	$23,875	$154,423
Cost of products sold	33,580	24,210	9,801	67,591
Gross Profit	$38,293	$34,465	$14,074	$86,832
Operating Expenses:
Department Expenses(1)	17,346	16,011	4,063	37,420
Advertising and sales promotion	3,221	3,529	1,439	8,189
Freight	2,402	1,722	547	4,671
Depreciation (in operating departments) and Amortization (2)	285	729	53	1,067
Income from operations - reportable segments	$15,039	$12,474	$7,972	$35,485
Unallocated Corporate(3)				(12,227)
GAAP Income from Operations				$23,258

November 30, 2024
Net sales	$69,436	$57,483	$26,576	$153,495
Cost of products sold	34,414	24,249	10,745	69,408
Gross Profit	$35,022	$33,234	$15,831	$84,087
Operating Expenses:
Department Expenses(1)	16,023	14,088	3,396	33,507
Advertising and sales promotion	3,761	3,019	1,613	8,393
Freight	2,297	1,696	590	4,583
Depreciation (in operating departments) and Amortization (2)	289	750	52	1,091
Income from operations - reportable segments	$12,652	$13,681	$10,180	$36,513
Unallocated Corporate(3)				(11,391)
GAAP Income from Operations				$25,122
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
Note 15.    Subsequent Events
Dividend Declaration
On December 10, 2025, the Company’s Board approved an increase of 9% in the regular quarterly cash dividend, increasing it from $0.94 per share to $1.02 per share. The $1.02 per share dividend declared on December 10, 2025 is payable on January 30, 2026 to stockholders of record at the close of business on January 16, 2026.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this report, the terms “we,” “our,” and “us” and “the Company” refer to WD-40 Company and its wholly-owned subsidiaries, unless the context suggests otherwise. Amounts and percentages in tables and discussions may not total due to rounding.
The following information is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated financial statements and notes thereto included in Part I—Item 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, which was filed with the Securities and Exchange Commission (“SEC”) on October 27, 2025.
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
Actual events or results may differ materially from those projected in forward-looking statements due to various factors, including, but not limited to, those identified in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, and in Part II—Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q.

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
Our products are sold in various locations around the world. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, India, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America and Australia. We sell our products primarily through hardware stores, automotive parts outlets, industrial distributors and suppliers, mass retail and home center stores, value retailers, grocery stores, online retailers, warehouse club stores, farm supply stores, sport retailers, and independent bike dealers. During the prior fiscal year 2025, certain assets of our homecare and cleaning product businesses in the Americas segment were reclassified to held for sale and they continue to be classified as held for sale as of November 30, 2025. The Company sold its homecare and cleaning product brands in the EIMEA segment during the fourth quarter of fiscal year 2025. These brands are included in fiscal year 2025 financial results but will not be included in fiscal year 2026 financial results.
Highlights
The following summarizes the financial and operational highlights for our business during the three months ended November 30, 2025:
•Consolidated net sales increased $0.9 million or 1%, to $154.4 million compared to the corresponding period of the prior fiscal year. Decreases in sales volume unfavorably impacted net sales by approximately $4.2 million from period to period, of which $1.6 million was related to the sale of our homecare and cleaning business at the end of fiscal year 2025. Increases in the average selling price of our products positively impacted net sales by approximately $1.7 million from period to period. Changes to net sales attributable to volumes and average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period. In addition, changes in foreign currency exchange rates from period to period had a favorable impact of $3.4 million on consolidated net sales for the first three months of fiscal year 2026. On a constant currency basis, net sales would have decreased by $2.4 million, or 2%, from period to period. This favorable impact from changes in foreign currency exchange rates mainly came from our EIMEA segment, which accounted for 38% of our consolidated sales for the three months ended November 30, 2025.
•Gross profit as a percentage of net sales increased to 56.2% from 54.8% in the corresponding period of the prior fiscal year.
•Consolidated net income decreased $1.5 million, or 8%, compared to the corresponding period of the prior fiscal year.
•Diluted earnings per common share were $1.28 versus $1.39 in the prior fiscal year period.
•During the three months ended November 30, 2025, we returned approximately $20.6 million to our stockholders through share repurchases and dividends.

Results of Operations
Three Months Ended November 30, 2025 Compared to Three Months Ended November 30, 2024
Operating Items
The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended November 30,
	2025	2024	Change from Prior Year
			Dollars	Percent
Net sales:
WD-40 Multi-Use Product	$117,798	$118,547	$(749)	(1)%
WD-40 Specialist	22,538	19,172	3,366	18%
Other maintenance products	8,560	7,788	772	10%
Total maintenance products	148,896	145,507	3,389	2%
HCCP (1)	5,527	7,988	(2,461)	(31)%
Total net sales	154,423	153,495	928	1%
Cost of products sold	67,591	69,408	(1,817)	(3)%
Gross profit	86,832	84,087	2,745	3%
Operating expenses	63,574	58,965	4,609	8%
Income from operations	$23,258	$25,122	$(1,864)	(7)%
Net income	$17,451	$18,925	$(1,474)	(8)%
EPS – diluted	$1.28	$1.39	$(0.11)	(8)%
Shares used in diluted EPS	13,549	13,573	(24)	—%
(1)Homecare and cleaning products (“HCCP”). Approximately $1.6 million of the decrease in net sales of HCCP was driven by the sale of our HCCP business in EIMEA which occurred at the end of fiscal year 2025.
Net Sales by Segment
The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended November 30,
	2025	2024	Change from Prior Year
			Dollars	Percent
Americas	$71,873	$69,436	$2,437	4%
EIMEA (1)	58,675	57,483	1,192	2%
Asia-Pacific	23,875	26,576	(2,701)	(10)%
Total	$154,423	$153,495	$928	1%
(1)EIMEA’s change to prior year was impacted by the sale of our HCCP business in EIMEA in late fiscal year 2025. Net Sales would have increased $2.8 million and 5% excluding the impact of HCCP product sales from the prior fiscal year of $1.6 million.

Americas Sales
The following table summarizes net sales by product line for the Americas segment, which includes the U.S., Canada and Latin America (in thousands, except percentages):

	Three Months Ended November 30,
	2025	2024	Change from Prior Year
			Dollars	Percent
WD-40 Multi-Use Product	$54,584	$52,901	$1,683	3%
WD-40 Specialist	9,417	8,233	1,184	14%
Other maintenance products	4,575	4,274	301	7%
Total maintenance products	68,576	65,408	3,168	5%
HCCP	3,297	4,028	(731)	(18)%
Total net sales	$71,873	$69,436	$2,437	4%
% of consolidated net sales	47%	45%
CC Net sales – non-GAAP (1)	$71,428	$69,436	$1,992	3%
Currency impact on current period – non-GAAP	$445
(1)    Current fiscal year constant currency net sales translated at the foreign currency exchange rates in effect for the corresponding period of the prior fiscal year, compared to prior period actual net sales.
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Americas segment (in millions):

Change from Prior Year
First Quarter

Increase in average selling price(1)	$0.6
Increase in sales volume(1)	1.4
Currency impact on current period	0.4
Increase in net sales	$2.4
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Americas Sales – Three Months Ended – November 30, 2025 Compared to November 30, 2024
Net sales in the Americas segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $1.7 million, or 3%, primarily due to increases in Latin America and U.S. by $1.4 million and $0.3 million, respectively. Latin America sales increased primarily due to a $1.2 million increase in Mexico, which was due to increased sales volume as a result of expanded distribution and successful promotional activities, as well as timing of customer orders. Mexico sales also benefited from favorable period to period changes in foreign currency exchange rates. The increase of Multi-Use Product sales in the U.S. was primarily due to a marginal price increase implemented in the first quarter of fiscal year 2026, partially offset by lower volumes due to the timing of customer orders.
•WD-40 Specialist sales increased $1.2 million, or 14%, primarily due to increased online retail sales, new distribution and increased demand in the U.S.
•Other maintenance product sales remained relatively constant period over period.
•Homecare and cleaning product sales decreased $0.7 million, or 18%, primarily due to distribution changes and lower U.S. demand caused by reduced advertising and promotional activities, as we focus on increasing sales of maintenance products under our four-by-four strategic framework.

•For the three months ended November 30, 2025, 72% of sales came from the U.S., and 28% of sales came from Canada and Latin America combined compared to the three months ended November 30, 2024 when 73% of sales came from the U.S., and 27% of sales came from Canada and Latin America.
EIMEA Sales
The following table summarizes net sales by product line for the EIMEA segment, which includes Europe, India, the Middle East and Africa (in thousands, except percentages):

	Three Months Ended November 30,
	2025	2024	Change from Prior Year
			Dollars	Percent
WD-40 Multi-Use Product	$44,949	$44,866	$83	—%
WD-40 Specialist	9,933	7,817	2,116	27%
Other maintenance products	3,793	3,194	599	19%
Total maintenance products	58,675	55,877	2,798	5%
HCCP (1)	—	1,606	(1,606)	(100)%
Total net sales	$58,675	$57,483	$1,192	2%
% of consolidated net sales	38%	38%
CC Net sales – non-GAAP (2)	$55,518	$57,483	$(1,965)	(3)%
Currency impact on current period – non-GAAP (2)	$3,157
(1)    During the fourth quarter of fiscal year 2025, we completed the sale of the homecare and cleaning product businesses in the EIMEA segment.
(2)    Current fiscal year constant currency net sales translated at the foreign currency exchange rates in effect for the corresponding period of the prior fiscal year, compared to prior period actual net sales.
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the EIMEA segment (in millions):

Change from Prior Year
First Quarter
Decrease in average selling price(1)	$(0.2)
Decrease in sales volume due to sale of HCCP (2)	(1.6)
Decrease in sales volume(1)	(0.2)
Currency impact on current period	3.2
Increase in net sales	$1.2
(1)    Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
(2)    The Company sold its homecare and cleaning product brands in the EIMEA segment during the fourth quarter of fiscal year 2025. These brands are included in fiscal year 2025 financial results but will not be included in fiscal year 2026 financial results.
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
EIMEA Sales – Three Months Ended – November 30, 2025 Compared to November 30, 2024
Net sales increased in the EIMEA segment from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales remained relatively constant period over period. Net sales were positively impacted by favorable changes in foreign currency exchange rates. Therefore, on a constant currency basis, sales would have decreased by approximately 5% period over period. Sales decreased $2.1 million in our distributor markets, most significantly in Saudi Arabia and the UAE region which decreased $1.2 million and $0.9 million, respectively, due to a decrease in sales volumes from timing of customer orders. This decrease in overall distributor markets was partially offset by stronger sales in India which increased $1.4 million due to increased distribution. Sales to our direct markets continued their strong growth carried over from the prior fiscal year, particularly those in Iberia, the DACH region and France, which increased $0.9 million, $0.6 million and $0.5 million, respectively.
•WD-40 Specialist product sales increased $2.1 million, or 27%, primarily due to increases in sales in France and Iberia of $0.8 million and $0.4 million, respectively. Sales growth in France and Iberia benefited from strong sales volume growth due to increased promotional activities as well as new product launches in the first quarter of fiscal year 2026.
•Net sales were favorably impacted by $3.2 million across our various brands as a result of favorable changes in foreign currency exchange rates. On a constant currency basis, sales in EIMEA would have decreased 3%.
Asia-Pacific Sales
The following table summarizes net sales by product line for the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region (in thousands, except percentages):

	Three Months Ended November 30,
			Change from Prior Year
	2025	2024	Dollars	Percent
WD-40 Multi-Use Product	$18,264	$20,780	$(2,516)	(12)%
WD-40 Specialist	3,188	3,122	66	2%
Other maintenance products	193	320	(127)	(40)%
Total maintenance products	21,645	24,222	(2,577)	(11)%
HCCP	2,230	2,354	(124)	(5)%
Total net sales	$23,875	$26,576	$(2,701)	(10)%
% of consolidated net sales	15%	17%
CC Net sales – non-GAAP (1)	$24,113	$26,576	$(2,463)	(9)%
Currency impact on current period – non-GAAP	$(238)
(1)    Current fiscal year constant currency net sales translated at the foreign currency exchange rates in effect for the corresponding period of the prior fiscal year, compared to prior period actual net sales.
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Asia-Pacific segment (in millions):

Change from Prior Year
First Quarter

Increase in average selling price(1)	$1.3
Decrease in sales volume(1)	(3.8)
Currency impact on current period	(0.2)
Decrease in net sales	$(2.7)
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Asia-Pacific Sales – Three Months Ended – November 30, 2025 Compared to November 30, 2024
Net sales in the Asia-Pacific segment decreased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales decreased $2.5 million, or 12%, primarily due to a decrease in Asia distributor markets of $3.3 million partially offset by an increase in China of $0.8 million. Asia distributor markets decreased as a result of lower volumes, primarily due to timing of customer orders from quarter to quarter as distributors that heavily participated in our promotional activities in the fourth quarter of fiscal year 2025 have been adjusting to more normal levels of inventory for our products in the first quarter of fiscal year 2026. These decreases were partially offset by increases in China due to increased sales volume from successful promotional programs and marketing activities as well as new distribution within the first quarter of fiscal year 2026.
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
•Our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.7 million and $4.6 million for the three months ended November 30, 2025 and 2024.
The following table summarizes gross margin and gross profit (in thousands, except percentages):

	Three Months Ended November 30,
	2025	2024	Change from Prior Year
Gross profit	$86,832	$84,087	$2,745
Gross margin	56.2%	54.8%	140	bps (1)
(1)Basis points (“bps”) change in gross margin.
Gross Margin – Three Months Ended – November 30, 2025 Compared to November 30, 2024
Gross margin increased 140 bps primarily due to the following favorable impacts:

Favorable	Explanations
110 bps	Lower costs of specialty chemicals used in the formulation of our products and costs of aerosol cans.
60 bps	Increases in average selling prices.
(50 bps)	Higher filling fees paid to our third-party contract manufacturers, primarily in the EIMEA segment.
During the prior fiscal year 2025, certain assets of our homecare and cleaning product businesses in the Americas segment were reclassified to held for sale and they continue to be classified as held for sale as of November 30, 2025. Gross margin excluding these products would have been 0.5% higher during the three months ended November 30, 2025.

Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended November 30,
	2025	2024	Change from Prior Year
(in thousands)			Dollars	Percent
SG&A expenses	$55,336	$50,525	$4,811	10%
% of net sales	35.8%	32.9%
SG&A Expenses – Three Months Ended – November 30, 2025 Compared to November 30, 2024
The increase in SG&A expenses was primarily due to increases in employee-related costs of $2.8 million due to annual compensation increases and higher headcount. These higher employee-related costs are to support various sales growth initiatives identified within our strategic framework and the enhancement of our information systems. SG&A also increased by $1.0 million due to higher travel and meeting expense across all three segments primarily in support of growth related initiatives. In addition, changes in foreign currency exchange rates increased SG&A expenses by $1.0 million, primarily in our EIMEA segment.
We continued our research and development investment, the majority of which is associated with our maintenance products, including efforts focused on sustainability as well as our focus on innovation and renovation of our products. Research and development costs were $1.9 million for both the three months ended November 30, 2025 and 2024. Our research and development team engages in consumer research, environmental and sustainability initiatives, product development, product improvements and testing activities. This team leverages its development capabilities by collaborating with a network of outside resources including our current and prospective third-party contract manufacturers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.
Advertising and Sales Promotion (“A&P”) Expenses

	Three Months Ended November 30,
			Change from Prior Year
(in thousands)	2025	2024	Dollars	Percent
A&P expenses	$8,189	$8,393	$(204)	(2)%
% of net sales	5.3%	5.5%
A&P Expenses – Three Months Ended – November 30, 2025 Compared to November 30, 2024
The decrease in A&P expenses was primarily due to a slightly lower level of promotional programs and marketing support, particularly in the Americas segment.
Total promotional costs recorded as a reduction to sales were $9.0 million and $8.8 million for the three months ended November 30, 2025 and 2024, respectively. Therefore, our total expenditures on A&P activities were $17.2 million for both the three months ended November 30, 2025 and 2024.

Income from Operations by Segment
The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended November 30,
	2025	2024	Change from Prior Year
			Dollars	Percent
Americas	$15,039	$12,652	$2,387	19%
EIMEA	12,474	13,681	(1,207)	(9)%
Asia-Pacific	7,972	10,180	(2,208)	(22)%
Unallocated corporate (1)	(12,227)	(11,391)	(836)	(7)%
Total	$23,258	$25,122	$(1,864)	(7)%
(1)Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the business segments. These expenses are reported separate from our identified segments and are included in selling, general and administrative expenses on our condensed consolidated statements of operations.
Americas
Americas Operating Income – Three Months Ended – November 30, 2025 Compared to November 30, 2024
Income from operations for the Americas increased to $15.0 million, up $2.4 million, or 19%, primarily due to an increase in sales of $2.4 million and a higher gross margin partially offset by higher operating expenses. Gross margin for the Americas segment increased from 50.4% to 53.3%, primarily due to the favorable impact of increases in average selling prices and decreases in the costs of petroleum-based specialty chemicals and aerosol cans. Operating expenses increased $0.9 million primarily due to higher employee-related costs as a result of increased headcount and annual compensation increases, partially offset by a decrease in A&P expense. In addition, operating expenses increased due to a higher level of travel and meeting expenses. Operating income as a percentage of net sales increased from 18.2% to 20.9% period over period.
EIMEA
EIMEA Operating Income – Three Months Ended – November 30, 2025 Compared to November 30, 2024
Income from operations for the EIMEA segment decreased to $12.5 million, down $1.2 million, or 9%, primarily due to higher operating expenses, partially offset by a $1.2 million increase in sales and a higher gross margin. Gross margin for the EIMEA segment increased from 57.8% to 58.7% primarily due to the favorable impact of foreign exchange rates pertaining to input costs from period to period as well as decreases in the costs of petroleum-based specialty chemicals, partially offset by higher third party manufacturing fees. Operating expenses increased $2.4 million primarily due to higher employee-related costs as a result of increased headcount and annual compensation increases as well as a higher level of A&P expenses from period to period. Operating income as a percentage of net sales decreased from 23.8% to 21.3% period over period.
Asia-Pacific
Asia-Pacific Operating Income – Three Months Ended – November 30, 2025 Compared to November 30, 2024
Income from operations for the Asia-Pacific segment decreased to $8.0 million, down $2.2 million, or 22%, due to higher operating expenses, lower sales and lower gross margin. Gross margin for the Asia-Pacific segment decreased from 59.6% to 58.9% primarily due to the unfavorable impacts from higher discounts as well as changes in product and sales mix. Operating expenses increased $0.5 million primarily due to higher travel and meeting expenses. Operating income as a percentage of net sales decreased from 38.3% to 33.4% period over period.

Unallocated Corporate
Unallocated Corporate Expenses – Three Months Ended – November 30, 2025 Compared to November 30, 2024
Unallocated corporate expenses increased to $12.2 million, up $0.8 million, or 7%, primarily due to higher employee-related costs as a result of increased headcount and annual compensation increases, as well as higher accrued incentive compensation costs.
Non-Operating Items
The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended November 30,
	2025	2024	Change
Interest income	$179	$148	$31
Interest expense	$648	$873	$(225)
Other expense, net	$(197)	$(141)	$(56)
Provision for income taxes	$5,141	$5,331	$(190)
Provision for Income Taxes
The provision for income taxes was 22.8% and 22.0% of income before income taxes for the three months ended November 30, 2025 and 2024, respectively. Descriptions of impacts on our effective income tax rate are incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 13 — Income Taxes included in this report.
Net Income
Net income decreased 8% to $17.5 million, or $1.28 per common share on a fully diluted basis, for the three months ended November 30, 2025 compared to $18.9 million, or $1.39 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates from period to period had a favorable impact of $0.5 million on consolidated net income for three months ended November 30, 2025. Thus, on a constant currency basis, net income would have decreased $2.0 million, or 11%, from period to period.
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
We target our gross margin to be between 50% and 55% of net sales, our cost of doing business to be between 30% to 35% of net sales, and our Adjusted EBITDA to be between 20% and 25% of net sales. Results for these performance measures may vary from period to period depending on various factors, including economic conditions such as the inflationary environment we have experienced in the last several fiscal years, and our level of investment in activities for the future such as those related to quality assurance, regulatory compliance, information technology, sustainability, and intellectual property protection in order to safeguard our WD-40 brand. Our targeted ranges for gross margin, cost of doing business and Adjusted EBITDA are long-term in nature. We expect to make progress towards our cost of doing business and Adjusted EBITDA targets over time. Progression towards our cost of doing business and Adjusted EBITDA targets may be challenged as we continue to divest certain of our homecare and cleaning product businesses, due to the low level of operating expenses associated with these businesses. Despite these potential challenges, we intend to focus our resources and proceeds from the sale of those brands on growing our higher growth and higher gross margin core business.

The following table summarizes the results of these performance measures:

	Three Months Ended November 30,
	2025	2024
Gross margin – GAAP	56%	55%
Cost of doing business as a percentage of net sales – non-GAAP	40%	37%
Adjusted EBITDA as a percentage of net sales – non-GAAP (1)	17%	18%
(1)Percentages may not aggregate to Adjusted EBITDA percentage due to rounding and because amounts recorded in other income (expense), net on our condensed consolidated statements of operations are not included as an adjustment to earnings in the Adjusted EBITDA calculation.
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
Cost of Doing Business (in thousands, except percentages)

	Three Months Ended November 30,
	2025	2024
Total operating expenses – GAAP	$63,574	$58,965
Amortization (1) (in operating departments)	(462)	(464)
Depreciation (in operating departments)	(962)	(957)
Cost of doing business	$62,150	$57,544
Net sales	$154,423	$153,495
Cost of doing business as a percentage of net sales – non-GAAP	40%	37%
(1)    Includes amortization of definite-lived intangible assets and cloud computing amortization.
Adjusted EBITDA (in thousands, except percentages)

	Three Months Ended November 30,
	2025	2024
Net income – GAAP	$17,451	$18,925
Provision for income taxes	5,141	5,331
Interest income	(179)	(148)
Interest expense	648	873
Amortization (1)(2)	558	464
Depreciation (2)	1,958	2,028
Adjusted EBITDA	$25,577	$27,473
Net sales	$154,423	$153,495
Adjusted EBITDA as a percentage of net sales – non-GAAP	17%	18%
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
Our principal sources of liquidity are cash generated from operations and cash currently available from our existing unsecured revolving credit facility under the Credit Agreement with Bank of America, N.A. We use the revolving credit facility primarily for our general working capital needs. We also hold borrowings under the Note Agreement. See Note 8 — Debt, incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” for additional information on these agreements.
We have historically held a balance of outstanding draws on our line of credit in either U.S. Dollars in the Americas segment, or in Euros and Pounds Sterling in the EIMEA segment. Euro and Pound Sterling denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. We have the ability to refinance any draws under the line of credit with successive short-term borrowings through the April 30, 2029 maturity date of the Credit Agreement. Outstanding draws for which we have both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of November 30, 2025, $20.9 million of this facility was classified as long-term and was entirely denominated in Euros. $4.5 million was classified as short-term and was entirely denominated in U.S. Dollars. In the United States, we held $65.6 million in fixed rate long-term borrowings as of November 30, 2025, consisting of senior notes under our Note Agreement. We paid $0.4 million in principal payments on our Series A Notes during the first three months of fiscal year 2026. There were no other letters of credit outstanding or restrictions on the amount available on our line of credit or notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three and a half to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 8 — Debt incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” for additional information on these agreements for additional information on these financial covenants. At November 30, 2025, we were in compliance with all material debt covenants. We continue to monitor our compliance with all debt covenants and, at the present time, we believe that the likelihood of being unable to satisfy all material covenants is remote. At November 30, 2025, we had a total of $48.6 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.
We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund short-term and long-term operating requirements, capital expenditures, dividend payments, acquisitions, new business development activities and share repurchases.
On June 16, 2025, the Board approved the extension of the expiration date to August 31, 2026 for the 2023 Repurchase Plan, which became effective on September 1, 2023 and was set to expire August 31, 2025. We are authorized to acquire up to $50.0 million of our outstanding shares through this expiration date of August 31, 2026, of which $21.8 million remains available for the repurchase of shares of common stock as of November 30, 2025.

Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Three Months Ended November 30,
	2025	2024	Change
Net cash provided by operating activities	$9,985	$14,930	$(4,945)
Net cash used in investing activities	(739)	(567)	(172)
Net cash used in financing activities	(18,692)	(4,097)	(14,595)
Effect of exchange rate changes on cash and cash equivalents	(101)	(2,051)	1,950
Net (decrease) increase in cash and cash equivalents	$(9,547)	$8,215	$(17,762)
Operating Activities
Net cash provided by operating activities decreased $4.9 million to $10.0 million for the three months ended November 30, 2025. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the three months ended November 30, 2025 was net income of $17.5 million, which decreased approximately $1.5 million from period to period.
Changes in our working capital, which decreased net cash provided by operating activities, were primarily attributable to unfavorable changes in accounts payable and accrued liabilities, partially offset by favorable changes in trade and other accounts receivable balances, as well as favorable changes in long-term liabilities and income taxes payable. Changes in working capital balances depend heavily on the impact of timing of payments made to vendors and tax authorities as well as collections from customers.
Investing Activities
Net cash used in investing activities remained relatively constant from period to period.
Financing Activities
Net cash used in financing activities increased $14.6 million to $18.7 million for the three months ended November 30, 2025 primarily due to net proceeds of $4.5 million on our revolving credit facility during the first three months of the fiscal year, compared to net proceeds of $14.8 million in the corresponding period of the prior fiscal year. Increases of treasury stock repurchases of $4.2 million also increased net cash used in financing activities for the first quarter of fiscal year 2026.
Effect of Exchange Rate Changes
All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was a decrease in cash of $0.1 million for the three months ended November 30, 2025 as compared to a decrease in cash of $2.1 million for the three months ended November 30, 2024. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Euro against the U.S. Dollar.
Purchase Commitments
See Note 12. Commitments and Contingencies, incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” for additional information on purchase commitments.
Share Repurchase Plans
The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 9 — Share Repurchase Plan included in this report.

Dividends
On December 10, 2025, the Company’s Board declared a cash dividend of $1.02 per share payable on January 30, 2026 to stockholders of record at the close of business on January 16, 2026.
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
There have been no material changes in our critical accounting estimates from those disclosed in Part II—Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, which was filed with the SEC on October 27, 2025.
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is incorporated by reference to Part II—Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, which was filed with the SEC on October 27, 2025.
Item 4.    Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of November 30, 2025, the end of the period covered by this report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.
There were no changes in our internal control over financial reporting during the three months ended November 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1.    Legal Proceedings
The information required by this item is incorporated by reference to the information set forth in Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 12 — Commitments and Contingencies, included in this report.
Item 1A.    Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I—Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, which was filed with the SEC on October 27, 2025. The risks described in our Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, could also materially adversely affect our operating results, financial condition or future business.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On June 16, 2025, the Board approved the extension of the expiration date to August 31, 2026 for the 2023 Repurchase Plan, which became effective on September 1, 2023 and was set to expire August 31, 2025. We are authorized to acquire up to $50.0 million of our outstanding shares through this expiration date of August 31, 2026, of which $21.8 million remains available for the repurchase of shares of common stock as of November 30, 2025. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the three months ended November 30, 2025, the Company repurchased 39,500 shares at an average price of $197.45 per share, for a total cost of $7.8 million under this $50.0 million plan.
The following table provides information with respect to all purchases made by the Company during the three months ended November 30, 2025. All purchases listed below were made in the open market at prevailing market prices and were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Exchange Act.

	Total # of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plans & Programs	Max $ Value of Shares That May Yet Be Purchased Under the Plans & Programs
Period
September 1 – September 30	—	$—	—	$29,591,825
October 1 – October 31	10,000	$197.10	10,000	$27,620,812
November 1 – November 30	29,500	$197.57	29,500	$21,792,437
	39,500	$197.45	39,500

Item 5.    Other Information
During the three months ended November 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

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

101
The following materials from WD-40 Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: January 8, 2026	By:	/s/ STEVEN A. BRASS
Steven A. Brass President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ SARA K. HYZER
Sara K. Hyzer Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)