Form 10-Q
period 2026-02-28
WD 40 CO
filed 2026-04-09
CIK 105132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2026

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
Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 3, 2026 was 13,455,402.

WD-40 COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended February 28, 2026

PART 1 — FINANCIAL INFORMATION
Item 1.    Financial Statements
WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	February 28, 2026	August 31, 2025
Assets
Current assets:
Cash and cash equivalents	$50,348	$58,130
Trade and other accounts receivable, net	121,235	120,589
Inventories	85,545	79,871
Other current assets	27,225	26,366
Total current assets	284,353	284,956
Property and equipment, net	58,968	60,394
Goodwill	97,293	97,150
Other intangible assets, net	2,447	2,416
Right-of-use assets	12,739	13,534
Deferred tax assets, net	1,272	1,027
Other assets	16,670	16,332
Total assets	$473,742	$475,809

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,531	$37,955
Accrued liabilities	32,856	34,230
Accrued payroll and related expenses	19,844	28,415
Short-term borrowings	15,157	800
Income taxes payable	244	857
Total current liabilities	100,632	102,257
Long-term borrowings	86,051	86,195
Deferred tax liabilities, net	9,180	9,375
Long-term operating lease liabilities	7,467	8,423
Other long-term liabilities	1,457	1,407
Total liabilities	204,787	207,657

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 19,973,928 and 19,954,495 shares issued at February 28, 2026 and August 31, 2025, respectively; and 13,469,372 and 13,527,614 shares outstanding at February 28, 2026 and August 31, 2025, respectively	20	20
Additional paid-in capital	182,433	180,065
Retained earnings	551,890	540,665
Accumulated other comprehensive loss	(21,440)	(24,485)
Common stock held in treasury, at cost — 6,504,556 and 6,426,881 shares at February 28, 2026 and August 31, 2025, respectively	(443,948)	(428,113)
Total stockholders’ equity	268,955	268,152
Total liabilities and stockholders’ equity	$473,742	$475,809
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025

Net sales	$161,671	$146,104	$316,094	$299,599
Cost of products sold	71,730	66,388	139,321	135,796
Gross profit	89,941	79,716	176,773	163,803

Operating expenses:
Selling, general and administrative	54,782	48,988	110,118	99,513
Advertising and sales promotion	8,823	7,404	17,012	15,797
Amortization of definite-lived intangible assets	48	44	97	91
Total operating expenses	63,653	56,436	127,227	115,401

Income from operations	26,288	23,280	49,546	48,402

Other income (expense):
Interest income	154	106	333	254
Interest expense	(666)	(1,021)	(1,314)	(1,894)
Other income (expense), net	78	74	(119)	(67)
Income before income taxes	25,854	22,439	48,446	46,695
Provision (benefit) for income taxes	5,536	(7,412)	10,677	(2,081)
Net income	$20,318	$29,851	$37,769	$48,776

Earnings per common share:
Basic	$1.50	$2.20	$2.79	$3.59
Diluted	$1.50	$2.19	$2.78	$3.58

Shares used in per share calculations:
Basic	13,484	13,552	13,504	13,550
Diluted	13,508	13,572	13,529	13,572
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025

Net income	$20,318	$29,851	$37,769	$48,776
Other comprehensive income (loss):
Foreign currency translation adjustment	3,472	(747)	3,045	(6,932)
Total comprehensive income	$23,790	$29,104	$40,814	$41,844
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount				Shares	Amount
Balance at August 31, 2025	19,954,495	$20	$180,065	$540,665	$(24,485)	6,426,881	$(428,113)	$268,152
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	15,563	-						-
Payments for taxes related to net share settlement of equity awards			(2,232)					(2,232)
Stock-based compensation			1,724					1,724
Cash dividends ($0.94 per share)				(12,753)				(12,753)
Repurchases of common stock						39,500	(7,849)	(7,849)
Foreign currency translation adjustment					(427)			(427)
Net income				17,451				17,451
Balance at November 30, 2025	19,970,058	$20	$179,557	$545,363	$(24,912)	6,466,381	$(435,962)	$264,066
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	3,870	-						-
Stock-based compensation			2,876					2,876
Cash dividends ($1.02 per share)				(13,791)				(13,791)
Repurchases of common stock						38,175	(7,986)	(7,986)
Foreign currency translation adjustment					3,472			3,472
Net income				20,318				20,318
Balance at February 28, 2026	19,973,928	$20	$182,433	$551,890	$(21,440)	6,504,556	$(443,948)	$268,955
See accompanying notes to condensed consolidated financial statements (unaudited).

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount				Shares	Amount
Balance at August 31, 2024	19,925,212	$20	$175,642	$499,931	$(29,268)	6,376,631	$(415,799)	$230,526
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	15,158	-						-
Payments for taxes related to net share settlement of equity awards			(2,883)					(2,883)
Stock-based compensation			1,499					1,499
Cash dividends ($0.88 per share)				(11,958)				(11,958)
Repurchases of common stock						13,750	(3,627)	(3,627)
Foreign currency translation adjustment					(6,185)			(6,185)
Net income				18,925				18,925
Balance at November 30, 2024	19,940,370	$20	$174,258	$506,898	$(35,453)	6,390,381	$(419,426)	$226,297
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	14,125	-						-
Stock-based compensation			2,592					2,592
Cash dividends ($0.94 per share)				(12,780)				(12,780)
Repurchases of common stock						12,500	(3,071)	(3,071)
Foreign currency translation adjustment					(747)			(747)
Net income				29,851				29,851
Balance at February 28, 2025	19,954,495	$20	$176,850	$523,969	$(36,200)	6,402,881	$(422,497)	$242,142
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months Ended February 28,
	2026	2025
Operating activities:
Net income	$37,769	$48,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,475	4,062
Amortization of cloud computing implementation costs	912	835
Deferred income taxes	(347)	308
Tax benefit from release of uncertain tax position	—	(11,929)
Stock-based compensation	4,600	4,091
Unrealized foreign currency exchange gains	(277)	(658)
Provision for credit losses	664	978
Write-off of inventories	868	588
Other	(92)	(51)
Changes in assets and liabilities:
Trade and other accounts receivable	644	1,536
Inventories	(6,622)	(8,509)
Other assets	(866)	(9,071)
Operating lease assets and liabilities, net	(225)	26
Accounts payable and accrued liabilities	(7,787)	(38)
Accrued payroll and related expenses	(8,831)	(8,400)
Other long-term liabilities and income taxes payable	(604)	364
Net cash provided by operating activities	24,281	22,908

Investing activities:
Purchases of property and equipment	(2,710)	(2,057)
Proceeds from sales of property and equipment	368	257
Net cash used in investing activities	(2,342)	(1,800)

Financing activities:
Treasury stock purchases	(15,835)	(6,698)
Dividends paid	(26,544)	(24,738)
Repayments of long-term senior notes	(400)	(400)
Net proceeds from revolving credit facility	14,357	22,086
Shares withheld to cover taxes upon settlement of equity awards	(2,232)	(2,883)
Net cash used in financing activities	(30,654)	(12,633)
Effect of exchange rate changes on cash and cash equivalents	933	(2,179)
Net (decrease) increase in cash and cash equivalents	(7,782)	6,296
Cash and cash equivalents at beginning of period	58,130	46,699
Cash and cash equivalents at end of period	$50,348	$52,995

Supplemental disclosure of noncash investing activities: Accrued capital expenditures	$199	$284
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1.    The Company
WD-40 Company (the “Company”), incorporated in Delaware and based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products that solve problems in workshops, factories and homes around the world. The Company owns a wide range of brands that include maintenance products and homecare and cleaning products: WD-40® Multi-Use Product, WD-40 Specialist®, 3-IN-ONE®, GT85®, X-14®, 2000 Flushes®, Carpet Fresh®, no vac®, Spot Shot®, Lava® and Solvol®. Certain assets of the Company’s homecare and cleaning product businesses are classified as held for sale as of February 28, 2026. Refer to Note 3. - Assets Held for Sale for additional information.
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
Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized in other income (expense), net in the Company’s condensed consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the condensed consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s condensed consolidated balance sheets. At February 28, 2026, the Company had a notional amount of $4.9 million outstanding in foreign currency forward contracts, which matured in March 2026. Unrealized net gains and losses related to foreign currency forward contracts were not significant at February 28, 2026 and August 31, 2025. Realized net gains and losses related to foreign currency forward contracts were not significant for the three and six months ended February 28, 2026 and 2025. Both unrealized and realized net gains and losses are recorded in other income (expense), net in the Company’s condensed consolidated statements of operations.
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
Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of February 28, 2026, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents and short-term borrowings are recorded at cost, which approximates their fair values, primarily due to their short-term nature. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $61.8 million as of February 28, 2026, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to their carrying value of $65.6 million. During the six months ended February 28, 2026, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The amendments are effective for the Company’s annual periods beginning September 1, 2025, with early adoption permitted, and should be applied either prospectively or retrospectively. The amendments will impact the Company’s income tax disclosures but will have no impact on results of operations, cash flows or financial condition. The Company will adopt the standard in its upcoming annual report for the fiscal year ended August 31, 2026.
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
Note 3.    Assets Held for Sale
In the first quarter of fiscal year 2025, certain assets of the Company’s homecare and cleaning product businesses in the Americas and EIMEA segments met the criteria to be classified as held for sale. Management determined that the planned sale of these brands did not represent a strategic shift having a major effect on the Company’s operations and financial results and therefore did not meet the criteria for classification as discontinued operations in fiscal year 2025. Although the planned sale of the homecare and cleaning product businesses in the Americas was not completed within the original one year expectation, these assets continued to meet the criteria as held for sale in accordance with ASC 360, Property, Plant, and Equipment as of February 28, 2026.
Assets included as part of the disposal group classified as held for sale consisted of inventory, goodwill and other intangible assets, net. There are no liabilities in the disposal group.
The following table summarizes assets held for sale in the Americas segment (in thousands):

	February 28, 2026	August 31, 2025
Inventory	$4,335	$3,349
Goodwill	1,120	1,120
Other intangible assets, net	2,821	2,821
Total assets held for sale(1):	$8,276	$7,290
(1)Total assets held for sale are included in other current assets on the Company’s condensed consolidated balance sheets.
Sale of Homecare and Cleaning Product Businesses in EIMEA in fiscal year 2025
During the fourth quarter of fiscal year 2025, the Company sold its homecare and cleaning product business in the EIMEA segment. The brands related to this business are included in fiscal year 2025 financial results but are not included in fiscal year 2026 financial results.
Note 4.    Inventories
Inventories consisted of the following (in thousands):

	February 28, 2026	August 31, 2025
Product held at third-party contract manufacturers	$4,038	$4,640
Raw materials and components	8,621	11,122
Work-in-process	302	923
Finished goods	76,919	66,535
Inventory held for sale (1)	(4,335)	(3,349)
Total	$85,545	$79,871
(1)Inventory held for sale consists mostly of finished goods inventory and is included in other current assets on the Company’s condensed consolidated balance sheets.

Note 5.    Property and Equipment and Capitalized Cloud Computing Implementation Costs
Property and equipment, net, consisted of the following (in thousands):

	February 28, 2026	August 31, 2025
Machinery, equipment and vehicles	$56,632	$54,975
Buildings and improvements	29,967	29,695
Computer and office equipment	6,925	6,577
Internal-use software	10,579	10,625
Furniture and fixtures	3,480	3,467
Capital in progress	2,212	3,583
Land	4,307	4,294
Subtotal	114,102	113,216
Less: accumulated depreciation and amortization	(55,134)	(52,822)
Total	$58,968	$60,394
As of February 28, 2026 and August 31, 2025, the Company’s condensed consolidated balance sheets included $17.6 million and $16.6 million, respectively, of capitalized cloud computing implementation costs recorded as other assets within the Company’s condensed consolidated balance sheets. Accumulated amortization associated with these assets was $4.7 million and $3.8 million as of February 28, 2026 and August 31, 2025, respectively. Amortization expense associated with these assets was $0.5 million and $0.9 million for the three and six months ended February 28, 2026 and $0.4 million and $0.8 million for the three and six months ended February 28, 2025, respectively.
Note 6.    Goodwill and Other Intangible Assets
Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EIMEA	Asia-Pacific	Total
Balance as of August 31, 2025 (1)	$85,896	$10,045	$1,209	$97,150
Translation adjustments	83	56	4	143
Balance as of February 28, 2026	$85,979	$10,101	$1,213	$97,293
(1)Beginning balance does not include certain homecare and cleaning assets in the Americas segment as it is included in other current assets on the Company’s condensed consolidated balance sheets.
During the second quarter of fiscal year 2026, the Company performed its annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as of the Company’s most recent goodwill impairment testing date, December 1, 2025. During the fiscal year 2026 annual goodwill impairment test, the Company performed a qualitative assessment of each reporting unit to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. In performing this qualitative assessment, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of its reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions, including the impacts of tariffs and geopolitical conflicts; (2) industry and market conditions; (3) historical financial performance and expected financial performance; (4) other entity specific events, such as changes in management or key personnel; and (5) events affecting the Company’s reporting units, such as a change in the composition of net assets or any expected dispositions, such as the sale of certain of the Company’s HCCP businesses. Based on the results of this qualitative assessment, the Company determined that the estimated fair value of each of the Company’s reporting units exceeded their respective carrying values so significantly that an impairment charge to the Company’s goodwill balances is remote and, thus, a quantitative analysis was not required. As a result, the Company concluded that no impairment of its goodwill existed as of December 1, 2025. In addition, the Company concluded that there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to December 1, 2025 through February 28, 2026. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.

Definite-lived Intangible Assets
In the first quarter of fiscal year 2025, the America’s homecare and cleaning product businesses were classified as held for sale. Definite-lived intangible assets included in America’s homecare and cleaning include Spot Shot, which ceased amortization as of September 1, 2024.
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
The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	February 28, 2026	August 31, 2025
Gross carrying amount	$33,708	$33,510
Accumulated amortization	(28,440)	(28,273)
Less: other intangible assets, net, held for sale (1)	(2,821)	(2,821)
Net carrying amount	$2,447	$2,416
(1)Other intangibles, net current held for sale included certain homecare and cleaning assets in the Americas segment are included in other current assets on the Company’s condensed consolidated balance sheets.
There has been no impairment charge for the six months ended February 28, 2026 and there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its existing definite-lived intangible assets.
Changes in the carrying amounts of definite-lived intangible assets, net pertain entirely to the America’s segment for the six months ended February 28, 2026 and are summarized below (in thousands).

Total
Balance as of August 31, 2025 (1)	$2,416
Amortization expense	(97)
Translation adjustments	128
Balance as of February 28, 2026	$2,447
(1)Beginning balance does not include certain homecare and cleaning assets in the Americas segment as it is included in other current assets on the Company’s condensed consolidated balance sheets.
The estimated amortization expense for the Company’s definite-lived intangible assets is not significant in any future individual fiscal year.

Note 7.    Accrued and Other Liabilities
Accrued liabilities consisted of the following (in thousands):

	February 28, 2026	August 31, 2025
Accrued advertising and sales promotion expenses	$12,829	$13,728
Accrued professional services fees	2,256	2,201
Accrued sales taxes and other taxes	3,953	4,486
Deferred revenue	4,678	4,734
Short-term operating lease liability	2,407	2,282
Other	6,733	6,799
Total	$32,856	$34,230

Accrued payroll and related expenses consisted of the following (in thousands):

	February 28, 2026	August 31, 2025
Accrued incentive compensation	$7,986	$13,944
Accrued payroll	6,234	5,618
Accrued profit sharing	2,278	4,755
Accrued payroll taxes	2,522	3,416
Other	824	682
Total	$19,844	$28,415
Note 8.    Debt
As of February 28, 2026, the Company held borrowings under two separate agreements as detailed below.
Note Purchase and Private Shelf Agreement
The Company holds borrowings under its Note Purchase and Private Shelf Agreement, as amended (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”). As of February 28, 2026, the Company had outstanding balances on its series A, B and C notes issued under the Note Agreement.
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
The Company’s Credit Agreement with Bank of America, N.A. consists of a revolving commitment for borrowing by the Company up to $125.0 million with a sublimit of $95.0 million for WD-40 Company Limited, a wholly owned operating subsidiary of the Company for Europe, India, the Middle East and Africa. The Company’s index rate under the Credit Agreement for U.S. Dollar borrowings is the Secured Overnight Financing Rate as administered by the Federal Reserve Bank of New York and for Euro borrowings is the Euro Interbank Offered Rate as administered by the European Money Markets Institute.

Short-term and long-term borrowings under the Company’s Credit Agreement and Note Agreement consisted of the following (in thousands):

	Issuance	Maturities	February 28, 2026	August 31, 2025

Credit Agreement – revolving credit facility (1)	Various	4/30/2029	$35,608	$20,995

Note Agreement
Series A Notes – 3.39% fixed rate(2)	11/15/2017	2026-2032	13,600	14,000
Series B Notes – 2.50% fixed rate(3)	9/30/2020	11/15/2027	26,000	26,000
Series C Notes – 2.69% fixed rate(3)	9/30/2020	11/15/2030	26,000	26,000
Total borrowings			101,208	86,995
Short-term portion of borrowings			(15,157)	(800)
Total long-term borrowings			$86,051	$86,195
(1)The Company has the ability to refinance any draw under the line of credit with successive short-term borrowings through the maturity date. Outstanding draws for which management has the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of February 28, 2026, $21.2 million of this facility was classified as long-term and was entirely denominated in Euros. $14.4 million was classified as short-term and was denominated in U.S. Dollars. Euro denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.
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
As of February 28, 2026, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.
Note 9.    Share Repurchase Plan
On June 19, 2023, the Company’s Board (the “Board”) approved a share repurchase plan (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, which became effective on September 1, 2023, the Company is authorized to acquire up to $50.0 million of its outstanding shares through August 31, 2025. On June 16, 2025, the Board approved the extension of the expiration date to August 31, 2026 for the 2023 Repurchase Plan. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the six months ended February 28, 2026, the Company repurchased 77,675 shares at an average price of $203.22 per share, for a total cost of $15.8 million. As of February 28, 2026, the Company is authorized to purchase an additional $13.8 million under the 2023 Repurchase Plan.
Note 10.    Earnings per Common Share
The table below reconciles net income to net income available to common stockholders (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Net income	$20,318	$29,851	$37,769	$48,776
Less: Net income allocated to participating securities	(56)	(86)	(103)	(150)
Net income available to common stockholders	$20,262	$29,765	$37,666	$48,626
The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Weighted-average common shares outstanding, basic	13,484	13,552	13,504	13,550
Weighted-average dilutive securities	24	20	25	22
Weighted-average common shares outstanding, diluted	13,508	13,572	13,529	13,572
For the three months ended February 28, 2026 and 2025, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 3,482 and 9,544, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.
For the six months ended February 28, 2026 and 2025, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 6,513 and 7,866, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.

Note 11.    Revenue
The following table presents the Company’s revenues by segment and major source (in thousands):

	Three Months Ended February 28, 2026				Six Months Ended February 28, 2026
	Americas	EIMEA	Asia-Pacific	Total	Americas	EIMEA	Asia-Pacific	Total
WD-40 Multi-Use Product	$56,041	$52,359	$18,966	$127,366	$110,625	$97,308	$37,230	$245,163
WD-40 Specialist	9,020	9,574	3,749	22,343	18,437	19,507	6,937	44,881
Other maintenance products (1)	4,008	2,936	181	7,125	8,583	6,729	373	15,685
Total maintenance products	69,069	64,869	22,896	156,834	137,645	123,544	44,540	305,729
HCCP (2)	2,745	—	2,092	4,837	6,042	—	4,323	10,365
Total net sales	$71,814	$64,869	$24,988	$161,671	$143,687	$123,544	$48,863	$316,094

	Three Months Ended February 28, 2025				Six Months Ended February 28, 2025
	Americas	EIMEA	Asia-Pacific	Total	Americas	EIMEA	Asia-Pacific	Total
WD-40 Multi-Use Product	$51,058	$46,406	$16,228	$113,692	$103,959	$91,272	$37,008	$232,239
WD-40 Specialist	7,720	8,424	2,418	18,562	15,953	16,241	5,540	37,734
Other maintenance products (1)	3,592	3,254	217	7,063	7,866	6,448	537	14,851
Total maintenance products	62,370	58,084	18,863	139,317	127,778	113,961	43,085	284,824
HCCP (2)	3,159	1,491	2,137	6,787	7,187	3,097	4,491	14,775
Total net sales	$65,529	$59,575	$21,000	$146,104	$134,965	$117,058	$47,576	$299,599
(1)Other maintenance products consist of the 3-IN-ONE and GT85 brands.
(2)Homecare and cleaning products (“HCCP”). During the fourth quarter of fiscal year 2025, we completed the sale of the homecare and cleaning product businesses in the EIMEA segment.
Contract Balances
Contract liabilities consist of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $4.7 million as of both February 28, 2026 and August 31, 2025, respectively. All of the $4.7 million that was included in contract liabilities as of August 31, 2025 was recognized to revenue during the six months ended February 28, 2026. These contract liabilities are recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. Contract assets are recorded if the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. The Company did not have any contract assets as of February 28, 2026 and August 31, 2025. The Company has an unconditional right to payment for its trade and other accounts receivable on the Company’s condensed consolidated balance sheets. These receivables are presented net of an allowance for credit losses of $1.9 million and $1.2 million as of February 28, 2026 and August 31, 2025, respectively.
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
Litigation
The Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. As of February 28, 2026, there were no significant unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss. As to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.
Indemnifications
As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not capped; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of February 28, 2026.
From time to time, the Company enters into indemnification agreements with certain parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. Indemnification agreements are generally entered into in the context of the particular agreements and are provided in an attempt to allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is not capped, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of February 28, 2026.
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

The provision (benefit) for income taxes was 21.4% and (33.0)% as a percentage of income before income taxes for the three months ended February 28, 2026 and 2025, respectively. This 54.4% increase in the effective tax rate from period to period was primarily due to the following impacts:

Description of impacts on the Company’s estimated annual effective tax rate	Unfavorable/(Favorable)
The expiration of the statute of limitations on the uncertain tax position associated with the Tax Cuts and Jobs Act’s mandatory onetime “toll tax” on unremitted foreign earnings released in fiscal year 2025	53.1%
Non-recurring benefit received in the prior year from the settlement of stock-based equity awards	2.1%
The provision (benefit) for income taxes was 22.0% and (4.5)% as a percentage of income before income taxes for the six months ended February 28, 2026 and 2025, respectively. This 26.5% increase in the effective tax rate from period to period was primarily due to the following impacts:

Description of impacts on the Company’s estimated annual effective tax rate	Unfavorable/(Favorable)
The expiration of the statute of limitations on the uncertain tax position associated with the Tax Cuts and Jobs Act’s mandatory onetime “toll tax” on unremitted foreign earnings released in fiscal year 2025	25.5%
Non-recurring benefit received in the prior year from the settlement of stock-based equity awards	1.5%
The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes of limitations, the Company’s federal income tax returns for years prior to fiscal year 2023 are not subject to examination by the U.S. Internal Revenue Service. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2022 are no longer subject to examination. The Company is currently under audit in various state jurisdictions for fiscal years 2022 through 2025. The Company had an insignificant amount of unrecognized tax positions related to income tax positions that may be affected by the resolution of tax examinations or expiring statutes of limitations within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.
Income taxes receivable was $3.8 million and $4.9 million as of February 28, 2026 and August 31, 2025, respectively. Income taxes receivable are included in other current assets in the Company’s condensed consolidated balance sheets.
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
Summary information about reportable segments is as follows (in thousands):

For the Three Months Ended	Americas	EIMEA	Asia-Pacific	Total
February 28, 2026
Net sales	$71,814	$64,869	$24,988	$161,671
Cost of products sold	33,667	27,737	10,326	71,730
Gross Profit	$38,147	$37,132	$14,662	$89,941
Operating Expenses:
Department Expenses(1)	17,094	15,328	3,947	36,369
Advertising and sales promotion	3,761	3,628	1,434	8,823
Freight	1,961	1,764	537	4,262
Depreciation (in operating departments) and Amortization (2)	288	759	54	1,101
Income from operations - reportable segments	$15,043	$15,653	$8,690	$39,386
Unallocated Corporate(3)				(13,098)
GAAP Income from Operations				$26,288

February 28, 2025
Net sales	$65,529	$59,575	$21,000	$146,104
Cost of products sold	32,702	24,941	8,745	66,388
Gross Profit	$32,827	$34,634	$12,255	$79,716
Operating Expenses:
Department Expenses(1)	14,043	14,128	3,052	31,223
Advertising and sales promotion	2,988	3,100	1,316	7,404
Freight	2,347	1,484	491	4,322
Depreciation (in operating departments) and Amortization (2)	239	649	47	935
Income from operations - reportable segments	$13,210	$15,273	$7,349	$35,832
Unallocated Corporate(3)				(12,552)
GAAP Income from Operations				$23,280

For the Six Months Ended	Americas	EIMEA	Asia-Pacific	Total
February 28, 2026
Net sales	$143,687	$123,544	$48,863	$316,094
Cost of products sold	67,247	51,947	20,127	139,321
Gross Profit	$76,440	$71,597	$28,736	$176,773
Operating Expenses:
Department Expenses(1)	34,440	31,339	8,010	73,789
Advertising and sales promotion	6,982	7,157	2,873	17,012
Freight	4,363	3,486	1,084	8,933
Depreciation (in operating departments) and Amortization (2)	573	1,488	107	2,168
Income from operations - reportable segments	$30,082	$28,127	$16,662	$74,871
Unallocated Corporate(3)				(25,325)
GAAP Income from Operations				$49,546

February 28, 2025
Net sales	$134,965	$117,058	$47,576	$299,599
Cost of products sold	67,116	49,190	19,490	135,796
Gross Profit	$67,849	$67,868	$28,086	$163,803
Operating Expenses:
Department Expenses(1)	30,065	28,216	6,448	64,729
Advertising and sales promotion	6,750	6,119	2,928	15,797
Freight	4,644	3,180	1,082	8,906
Depreciation (in operating departments) and Amortization (2)	528	1,399	99	2,026
Income from operations - reportable segments	$25,862	$28,954	$17,529	$72,345
Unallocated Corporate(3)				(23,943)
GAAP Income from Operations				$48,402

(1)Department expenses consist of professional services associated with information systems, finance and legal, travel and meeting expenses, sales commissions, insurance, and other miscellaneous expenses as well as employee-related costs which consist of salaries, stock-based compensation, fringe benefits and other miscellaneous employee-related costs.
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
Note 15.    Subsequent Events
Dividend Declaration
On March 16, 2026, the Company’s Board declared a cash dividend of $1.02 per share payable on April 30, 2026 to stockholders of record at the close of business on April 17, 2026.
Leases
In March 2026, subsequent to the end of the second quarter of fiscal year 2026, the Company entered into a lease of a distribution center in the U.S. and a lease of office space in Australia. The Company will recognize approximately $5.0 million of rights and obligations in the next quarter.

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
These forward-looking statements include, but are not limited to, discussions about future financial and operating results, including: expected benefits from any divestiture transaction; disruption to the parties’ business as a result of the announcement or completion of any divestiture transaction; the Company's ability to successfully complete any planned divestiture; expected timing for the closing of any divestitures; expected proceeds from any divestiture; the intended use of proceeds by the Company from any divestiture transaction; impact of any divestiture transaction on the Company's stock price or EPS; growth expectations for maintenance products; expected levels of promotional and advertising spending; anticipated input costs for manufacturing and the costs associated with distribution of our products; plans for and success of product innovation, the impact of new product introductions on the growth of sales; anticipated results from product line extension sales; expected tax rates and the impact of tax legislation and regulatory action; changes in the geopolitics and political conditions or relations between the United States and other nations; changes in trade policies and tariffs and the impact therefrom; the impacts from inflationary trends; the impacts from supply chain constraints and supply chain disruptions; changes in interest rates; and forecasted foreign currency exchange rates and commodity prices and specialty chemicals. We undertake no obligation to revise or update any forward-looking statements.
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
Our products are sold in various locations around the world. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, India, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America and Australia. We sell our products primarily through hardware stores, automotive parts outlets, industrial distributors and suppliers, mass retail and home center stores, value retailers, grocery stores, online retailers, warehouse club stores, farm supply stores, sport retailers, and independent bike dealers. During the prior fiscal year 2025, certain assets of our homecare and cleaning product businesses in the Americas segment were reclassified to held for sale and they continue to be classified as held for sale as of February 28, 2026. The Company sold its homecare and cleaning product brands in the EIMEA segment during the fourth quarter of fiscal year 2025. These brands are included in fiscal year 2025 financial results but are not included in fiscal year 2026 financial results.
Highlights
The following summarizes the financial and operational highlights for our business during the six months ended February 28, 2026:
•Consolidated net sales increased $16.5 million or 6%, to $316.1 million compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates from period to period had a favorable impact of $12.7 million on consolidated net sales for the first six months of fiscal year 2026. On a constant currency basis, net sales would have increased by $3.8 million, or 1%, from period to period. This favorable impact from changes in foreign currency exchange rates mainly came from our EIMEA segment, which accounted for 39% of our consolidated sales for the six months ended February 28, 2026. Increases in the average selling price of our products positively impacted net sales by approximately $4.5 million from period to period. Decreases in sales volume unfavorably impacted net sales by approximately $0.7 million from period to period, however, approximately $3.1 million of the decrease in sales volume for the six months ended February 28, 2026 was driven by the sale of our HCCP business in EIMEA during fiscal year 2025. Therefore, sales volume would have increased $2.4 million for the first six months of fiscal year 2026 on a comparable basis to prior year. Changes to net sales attributable to volumes and average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
•Gross profit as a percentage of net sales increased to 55.9% from 54.7% in the corresponding period of the prior fiscal year.
•Consolidated net income decreased $11.0 million, or 23%, compared to the corresponding period of the prior fiscal year. During the second quarter of the prior fiscal year, we released an uncertain tax position that generated a favorable income tax adjustment of $11.9 million. Excluding this one-time benefit from the prior fiscal year, net income would have increased $0.9 million, or 3%.
•Diluted earnings per common share were $2.78 versus $3.58 in the prior fiscal year period. As noted above, during the second quarter of the prior fiscal year, we released an uncertain tax position that generated a favorable income tax adjustment. Excluding this one-time benefit, on a Non-GAAP basis, prior year adjusted diluted EPS was $2.71.
•During the six months ended February 28, 2026, we returned approximately $42.4 million to our stockholders through share repurchases and dividends.
Significant Developments
We are currently monitoring the geopolitical conflicts in the Middle East which could adversely impact our results. Volatility in the price of oil impacts the cost of petroleum-based specialty chemicals included in our maintenance products. Subsequent to the escalation of these conflicts that occurred in late February 2026, the cost of these petroleum-based specialty chemicals have increased and will impact our cost of products sold. There is a delay before changes in costs of raw materials impact cost of products sold due to production and inventory life cycles. We do not expect significant impacts to our cost of products sold until the fourth quarter of fiscal year 2026 based on current inventory levels and inventory life cycles. Management is currently considering mitigation strategies to reduce the negative impacts these recent geopolitical impacts will have on gross margin. It is not possible to reliably estimate the impact on our gross margin, nor the length or severity of the impact. While input costs other than petroleum-based specialty chemicals could increase in future periods, such increases have not significantly impacted the cost of our products to date.
In addition, these developments have caused supply chain disruptions within the EIMEA segment for our Middle East distribution network, impacting the sourcing of raw materials by certain of our third-party manufacturers as well as shipping routes to certain customers supplied within our Middle East distribution network. Our net sales to these regions were approximately 3% of consolidated net sales for fiscal year 2025 and approximately 2% of consolidated net sales for the first half of fiscal year 2026. While supply chain constraints may impact our ability to service these areas, we anticipate that demand for our product will not be negatively impacted. We are actively managing these supply chain constraints and transportation disruptions through various temporary measures, such as utilizing different shipping routes within the region as well as working with our third-party manufacturers to ensure flexibility within our supply chain during these conflicts.
The severity and duration of these conditions and their effects on our supply chain and our cost of products sold remain uncertain and it is not possible to estimate the extent to which these conditions will impact our financial results and operations in future periods.
For further information, see our risk factors disclosed in Part I―Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, which was filed with the SEC on October 27, 2025.
Results of Operations
Three and Six Months Ended February 28, 2026 Compared to Three and Six Months Ended February 28, 2025
Operating Items
The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended February 28,				Six Months Ended February 28,
	2026	2025	Change from Prior Year		2026	2025	Change from Prior Year
			Dollars	Percent			Dollars	Percent
Net sales:
WD-40 Multi-Use Product	$127,366	$113,692	$13,674	12%	$245,163	$232,239	$12,924	6%
WD-40 Specialist	22,343	18,562	3,781	20%	44,881	37,734	7,147	19%
Other maintenance products	7,125	7,063	62	1%	15,685	14,851	834	6%
Total maintenance products	156,834	139,317	17,517	13%	305,729	284,824	20,905	7%
HCCP (1)	4,837	6,787	(1,950)	(29)%	10,365	14,775	(4,410)	(30)%
Total net sales	161,671	146,104	15,567	11%	316,094	299,599	16,495	6%
Cost of products sold	71,730	66,388	5,342	8%	139,321	135,796	3,525	3%
Gross profit	89,941	79,716	10,225	13%	176,773	163,803	12,970	8%
Operating expenses	63,653	56,436	7,217	13%	127,227	115,401	11,826	10%
Income from operations	$26,288	$23,280	$3,008	13%	$49,546	$48,402	$1,144	2%
Net income (2)	$20,318	$29,851	$(9,533)	(32)%	$37,769	$48,776	$(11,007)	(23)%
EPS – diluted (3)	$1.50	$2.19	$(0.69)	(32)%	$2.78	$3.58	$(0.80)	(22)%
Shares used in diluted EPS	13,508	13,572	(64)	—%	13,529	13,572	(43)	—%
(1)Homecare and cleaning products (“HCCP”). Approximately $1.5 million and $3.1 million of the decrease in net sales of HCCP for the three and six months ended February 28, 2026, respectively, was driven by the sale of our HCCP business in EIMEA during fiscal year 2025.

(2)During the second quarter of fiscal year 2025, we released an uncertain tax position that generated a favorable income tax adjustment of $11.9 million. Excluding this one-time benefit, on a non-GAAP basis, prior quarter and prior year net income was $17.9 million and $36.8 million for the three and six months ended February 28, 2025, respectively.
(3)Excluding the one-time tax benefit discussed above, on a non-GAAP basis, prior quarter and prior year adjusted diluted EPS was $1.32 and $2.71 for the three and six months ended February 28, 2025, respectively.
Net Sales by Segment
The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended February 28,				Six Months Ended February 28,
	2026	2025	Change from Prior Year		2026	2025	Change from Prior Year
			Dollars	Percent			Dollars	Percent
Americas	$71,814	$65,529	$6,285	10%	$143,687	$134,965	$8,722	6%
EIMEA (1)	64,869	59,575	5,294	9%	123,544	117,058	6,486	6%
Asia-Pacific	24,988	21,000	3,988	19%	48,863	47,576	1,287	3%
Total	$161,671	$146,104	$15,567	11%	$316,094	$299,599	$16,495	6%
(1)Prior fiscal year net sales include sales related to our EIMEA HCCP business, which was sold at the end of fiscal year 2025 and is no longer included in current year results. The divestiture resulted in approximately $1.5 million and $3.1 million reduction in net sales for the three and six months ended February 28, 2026, respectively.
Americas Sales
The following table summarizes net sales by product line for the Americas segment, which includes the U.S., Canada and Latin America (in thousands, except percentages):

	Three Months Ended February 28,				Six Months Ended February 28,
	2026	2025	Change from Prior Year		2026	2025	Change from Prior Year
			Dollars	Percent			Dollars	Percent
WD-40 Multi-Use Product	$56,041	$51,058	$4,983	10%	$110,625	$103,959	$6,666	6%
WD-40 Specialist	9,020	7,720	1,300	17%	18,437	15,953	2,484	16%
Other maintenance products	4,008	3,592	416	12%	8,583	7,866	717	9%
Total maintenance products	69,069	62,370	6,699	11%	137,645	127,778	9,867	8%
HCCP	2,745	3,159	(414)	(13)%	6,042	7,187	(1,145)	(16)%
Total net sales	$71,814	$65,529	$6,285	10%	$143,687	$134,965	$8,722	6%
% of consolidated net sales	44%	45%			46%	45%
CC Net sales – non-GAAP (1)	$70,601	$65,529	$5,072	8%	$142,029	$134,965	$7,064	5%
Currency impact on current period – non-GAAP	$1,213				$1,658
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
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Americas segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Year to Date
Increase in average selling price(1)	$0.6	$2.2	$2.8
Increase in sales volume(1)	1.4	2.8	4.2
Currency impact on current period	0.4	1.3	1.7
Increase in net sales	$2.4	$6.3	$8.7
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Americas Sales – Three Months Ended – February 28, 2026 Compared to February 28, 2025
Net sales in the Americas segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $5.0 million, or 10%, due to the increase in the U.S. of $5.0 million. U.S. sales increased primarily due to higher sales volume from certain mass retailers and online retailers due to higher level of promotional activities and expanded distribution, as well as marginal price increases implemented in the first quarter of fiscal year 2026. Net sales in Latin America remained relatively constant but were primarily impacted by favorable changes in foreign currency exchange rates. On a constant currency basis, sales in Latin America would have decreased by approximately 5% period over period. Latin America distributor markets increased due to expanded distribution period over period. Sales in Mexico experienced decreased sales volume due to lower demand as a result of weak economic conditions and temporary delays in the supply chain. Sales volumes in Brazil decreased primarily due to lower demand as customers adjust to increases in average selling price.
•WD-40 Specialist sales increased $1.3 million, or 17%, primarily due to increased sales volumes in the U.S. driven by enhanced product placement and broader distribution at certain large retail customers. Net sales in the U.S. also increased due to continued increases in online retail sales in the fiscal year 2026.
•Other maintenance and homecare and cleaning product sales combined remained relatively constant from period to period.
•For the three months ended February 28, 2026, 72% of sales came from the U.S., and 28% of sales came from Canada and Latin America combined compared to the three months ended February 28, 2025 when 70% of sales came from the U.S., and 30% of sales came from Canada and Latin America.
Americas Sales – Six Months Ended – February 28, 2026 Compared to February 28, 2025
Net sales in the Americas segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $6.7 million, or 6%, primarily due to increases in the U.S. and Latin America of $5.3 million and $1.5 million, respectively. U.S. sales increased primarily due to increased online and large retail sales as well as higher sales volume due to higher level of promotional activities as discussed above in the section for the three months ended February 28, 2026. Latin America sales increased primarily due to a $1.3 million increase in Mexico due to favorable period over period changes in foreign currency exchange rates, as well as slight increases due to expanded distribution and successful promotional activities.
•WD-40 Specialist sales increased $2.5 million, or 16%, primarily due to increased online retail sales, new distribution and increased demand in the U.S as discussed above in the section for the three months ended February 28, 2026.
•Other maintenance product sales increased $0.7 million, or 9%, primarily due to increases in sales volume in the U.S. period over period.
•Homecare and cleaning product sales decreased $1.1 million, or 16%. Our HCCP products are considered harvest brands, which continue to provide positive returns but have become a smaller part of the business as we continue to emphasize focus on sales growth of maintenance products. We have continued to sell HCCP brand products but with a reduced level of marketing investment over time.

•For the six months ended February 28, 2026 and 2025, 72% of sales came from the U.S., and 28% of sales came from Canada and Latin America combined.
EIMEA Sales
The following table summarizes net sales by product line for the EIMEA segment, which includes Europe, India, the Middle East and Africa (in thousands, except percentages):

	Three Months Ended February 28,				Six Months Ended February 28,
	2026	2025	Change from Prior Year		2026	2025	Change from Prior Year
			Dollars	Percent			Dollars	Percent
WD-40 Multi-Use Product	$52,359	$46,406	$5,953	13%	$97,308	$91,272	$6,036	7%
WD-40 Specialist	9,574	8,424	1,150	14%	19,507	16,241	3,266	20%
Other maintenance products	2,936	3,254	(318)	(10)%	6,729	6,448	281	4%
Total maintenance products	64,869	58,084	6,785	12%	123,544	113,961	9,583	8%
HCCP (1)	—	1,491	(1,491)	(100)%	—	3,097	(3,097)	(100)%
Total net sales	$64,869	$59,575	$5,294	9%	$123,544	$117,058	$6,486	6%
% of consolidated net sales	40%	41%			39%	39%
CC Net sales – non-GAAP (2)	$57,503	$59,575	$(2,072)	(3)%	$113,021	$117,058	$(4,037)	(3)%
Currency impact on current period – non-GAAP (2)	$7,366				$10,523
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
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the EIMEA segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Year to Date
Decrease in average selling price(1)	$(0.2)	$(0.5)	$(0.7)
Decrease in sales volume due to sale of HCCP (2)	(1.6)	(1.5)	(3.1)
Decrease in sales volume(1)	(0.2)	—	(0.2)
Currency impact on current period	3.2	7.3	10.5
Increase in net sales	$1.2	$5.3	$6.5

(1)    Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
(2)    The Company sold its homecare and cleaning product brands in the EIMEA segment during the fourth quarter of fiscal year 2025. These brands are included in fiscal year 2025 financial results but are not be included in fiscal year 2026 financial results.
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

EIMEA Sales – Three Months Ended – February 28, 2026 Compared to February 28, 2025
Net sales increased in the EIMEA segment from period to period, primarily due to the following:
•WD-40 Multi-Use Product sales increased $6.0 million, or 13%, due to favorable changes in foreign currency exchange rates. On a constant currency basis, sales would have remained relatively constant period over period. Our direct markets sales, particularly France and Iberia increased sales $2.1 million and $0.9 million, respectively, as successful promotional activities contributed to increased sales, specifically those sales in the hardware sector. These increases in sales were entirely offset by decreased volumes in our distributor markets, in particular Saudi Arabia and the UAE region due to timing of customer orders as a result of strategic distribution changes we have made in the first half of fiscal year 2026. For additional information regarding geopolitical events and their potential effect on our business in the Middle East, refer to “Significant Developments” above.
•WD-40 Specialist sales increased $1.2 million, or 14%, almost entirely due to favorable changes in foreign currency exchange rates. On a constant currency basis, sales would have remained relatively constant period over period. Net sales increased most significantly in France and Iberia as both regions sales benefited from strong marketing activities and new product launches within the quarter. These increased sales were offset by decreased sales in our DACH region due to timing of customer orders.
•Other maintenance product sales remained relatively constant from period to period.
EIMEA Sales – Six Months Ended – February 28, 2026 Compared to February 28, 2025
Net sales increased in the EIMEA segment from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $6.0 million or 7%. Net sales were positively impacted by favorable changes in foreign currency exchange rates. On a constant currency basis, sales would have decreased by approximately 3% period over period. Sales decreased most significantly in our distributor markets including Saudi Arabia and regions within the UAE due to the strategic distribution changes as discussed above in the section for the three months ended February 28, 2026. These decreases were partially offset by higher sales in our direct markets particularly in France and Iberia due to the reasons discussed above in the section for the three months ended February 28, 2026.
•WD-40 Specialist product sales increased $3.3 million, or 20%. Net sales were positively impacted by favorable changes in foreign currency exchange rates. On a constant currency basis, sales would have increased by approximately 10% period over period. Net sales increased most significantly in France and Iberia direct markets which increased $1.7 million and $0.7 million, respectively. Sales growth in France and Iberia benefited from strong sales volume growth due to increased promotional activities as well as recent product launches.
•Other maintenance product sales remained relatively constant from period to period.

Asia-Pacific Sales
The following table summarizes net sales by product line for the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region (in thousands, except percentages):

	Three Months Ended February 28,				Six Months Ended February 28,
			Change from Prior Year				Change from Prior Year
	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
WD-40 Multi-Use Product	$18,966	$16,228	$2,738	17%	$37,230	$37,008	$222	1%
WD-40 Specialist	3,749	$2,418	$1,331	55%	6,937	5,540	1,397	25%
Other maintenance products	181	$217	$(36)	(17)%	373	537	(164)	(31)%
Total maintenance products	22,896	$18,863	$4,033	21%	44,540	43,085	1,455	3%
HCCP	2,092	2,137	(45)	(2)%	4,323	4,491	(168)	(4)%
Total net sales	$24,988	$21,000	$3,988	19%	$48,863	$47,576	$1,287	3%
% of consolidated net sales	16%	14%			15%	16%
CC Net sales – non-GAAP (1)	$24,287	$21,000	$3,287	16%	$48,399	$47,576	$823	2%
Currency impact on current period – non-GAAP	$701				$464
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
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Asia-Pacific segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Year to Date
Increase in average selling price(1)	$1.3	$1.1	$2.4
(Decrease) increase in sales volume(1)	(3.8)	2.2	(1.6)
Currency impact on current period	(0.2)	0.7	0.5
(Decrease) increase in net sales	$(2.7)	$4.0	$1.3
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Asia-Pacific Sales – Three Months Ended – February 28, 2026 Compared to February 28, 2025
Net sales in the Asia-Pacific segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $2.7 million, or 17%, primarily due to increases in Asia distributor markets and China of $1.3 million and $1.1 million, respectively. Sales in Asia distributor markets increased due to successful promotional programs, particularly in Malaysia and the Philippines. Sales in China increased due to increased sales volume from successful promotional programs and marketing activities as well as increased distribution, specifically through our online retailers and industrial channels.
•WD-40 Specialist sales increased $1.3 million, or 55%, primarily due to increased sales in China of $0.7 million as well as increased sales in Australia and Asia distributor markets which each increased $0.3 million. Sales in China increased due to increased sales volume from successful promotional programs and marketing activities as well as increased distribution, specifically through our online retailers and industrial channels.
•Other maintenance and homecare and cleaning product sales remained relatively constant from period to period.

Asia-Pacific Sales – Six Months Ended – February 28, 2026 Compared to February 28, 2025
Net sales in the Asia-Pacific segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales remained relatively constant from period to period. Net sales in China and Australia increased $1.8 million and $0.4 million, respectively, which were mostly offset by a decrease in Asia distributor markets of $2.0 million. Net sales increased in China due to higher sales volume as a result of successful promotional programs and marketing activities, as well as increased distribution. In the Asia distributor markets, many of our distributors were carrying high levels of inventory of our product after participating in successful promotional programs in fiscal year 2025 and reduced the volume of orders at the beginning of the fiscal year 2026 to adjust to more normal levels of inventory.
•WD-40 Specialist sales increased $1.4 million, or 25%, primarily due to an $0.8 million increase in China, as well as increases of $0.4 million and $0.3 million in our Asia distributor markets and Australia, respectively. Sales in China increased due to increased sales volume from successful promotional programs and marketing activities as well as increased distribution.
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
•Our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $4.3 million for each of the three months ended February 28, 2026 and 2025, respectively, $8.9 million for each of the six months ended February 28, 2026 and 2025, respectively.
The following table summarizes gross margin and gross profit (in thousands, except percentages):

	Three Months Ended February 28,				Six Months Ended February 28,
	2026	2025	Change from Prior Year		2026	2025	Change from Prior Year
Gross profit	$89,941	$79,716	$10,225		$176,773	$163,803	$12,970
Gross margin	55.6%	54.6%	100	bps (1)	55.9%	54.7%	120	bps (1)
(1)Basis points (“bps”) change in gross margin.

Gross Margin – Three Months Ended – February 28, 2026 Compared to February 28, 2025
Gross margin increased 100 bps primarily due to the following impacts:

Favorable (unfavorable)	Explanations
80 bps	Lower costs of specialty chemicals used in the formulation of our products
70 bps	Increases in average selling prices
(40 bps)	Other miscellaneous input costs
During the prior fiscal year, certain assets of our homecare and cleaning product businesses in the Americas segment were reclassified to held for sale and they continue to be classified as held for sale as of February 28, 2026. Gross margin excluding these products would have been 56.0% and 55.1% for the three months ended February 28, 2026 and 2025, respectively.
Gross Margin – Six Months Ended – February 28, 2026 Compared to February 28, 2025
Gross margin increased 120 bps primarily due to the following impacts:

Favorable (unfavorable)	Explanations
90 bps	Lower costs of specialty chemicals used in the formulation of our products
70 bps	Increases in average selling prices.
(40 bps)	Higher filling fees paid to our third-party contract manufacturers, primarily in the EIMEA segment.
Gross margin excluding products from held for sale businesses would have been 56.4% and 55.2% for the six months ended February 28, 2026 and 2025, respectively.
Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended February 28,				Six Months Ended February 28,
	2026	2025	Change from Prior Year		2026	2025	Change from Prior Year
(in thousands)			Dollars	Percent			Dollars	Percent
SG&A expenses	$54,782	$48,988	$5,794	12%	$110,118	$99,513	$10,605	11%
% of net sales	33.9%	33.5%			34.8%	33.2%
SG&A Expenses – Three Months Ended – February 28, 2026 Compared to February 28, 2025
The increase in SG&A expenses was primarily due to increases in employee-related costs of $2.3 million due to higher headcount, annual compensation increases, accrued incentive compensation, and higher stock-based compensation expense. These higher employee-related costs include additional headcount to support various sales growth initiatives identified within our strategic framework, as well as headcount related to the enhancement of our information systems. Software licenses and fees increased expenses $0.4 million primarily due to increased users and costs related to cloud computing solutions across all regions. Unfavorable changes in foreign currency exchange rates increased SG&A expenses by $2.5 million. On a constant currency basis, SG&A expenses would have increased by 7% period to period.
SG&A Expenses – Six Months Ended – February 28, 2026 Compared to February 28, 2025
The increase in SG&A expenses was primarily due to increases in employee-related costs of $5.1 million due to higher headcount, annual compensation increases, accrued incentive compensation, and higher stock-based compensation expense. These higher employee-related costs are to support various sales growth initiatives identified within our strategic framework and the enhancement of our information systems. SG&A also increased by $1.2 million due to higher travel and meeting expense across all three segments primarily in support of growth related initiatives. Software licenses and fees increased expenses $0.7 million primarily due to increased users and costs related to cloud computing solutions across all regions. Unfavorable changes in foreign currency exchange rates increased SG&A expenses by $3.6 million. On a constant currency basis, SG&A expenses would have increased by 7% period to period.

We continued our research and development investment, the majority of which is associated with our maintenance products, including efforts focused on sustainability as well as our focus on innovation and renovation of our products. Research and development costs were $2.0 million for both the three months ended February 28, 2026 and 2025, respectively, and $4.0 million and $3.9 million for the six months ended February 28, 2026 and 2025, respectively. Our research and development team engages in consumer research, environmental and sustainability initiatives, product development, product improvements and testing activities. This team leverages its development capabilities by collaborating with a network of outside resources including our current and prospective third-party contract manufacturers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.
Advertising and Sales Promotion (“A&P”) Expenses

	Three Months Ended February 28,				Six Months Ended February 28,
			Change from Prior Year				Change from Prior Year
(in thousands)	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
A&P expenses	$8,823	$7,404	$1,419	19%	$17,012	$15,797	$1,215	8%
% of net sales	5.5%	5.1%			5.4%	5.3%
A&P Expenses – Three Months Ended – February 28, 2026 Compared to February 28, 2025
The increase in A&P expenses was primarily due to a higher level of promotional programs and marketing support, particularly in the Americas and EIMEA segments. Unfavorable changes in foreign currency exchange rates increased A&P expenses by $0.5 million. On a constant currency basis, A&P expenses would have increased by 12% period to period.
As a percentage of net sales, A&P expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales were $8.7 million and $7.7 million for the three months ended February 28, 2026 and 2025, respectively. Therefore, our total expenditures on A&P activities were $17.5 million and $15.1 million for the three months ended February 28, 2026 and 2025, respectively.
A&P Expenses – Six Months Ended – February 28, 2026 Compared to February 28, 2025
The increase in A&P expenses was primarily due to a higher level of promotional programs and marketing support, particularly in the EIMEA segment. Unfavorable changes in foreign currency exchange rates increased A&P expenses by $0.7 million. On a constant currency basis, A&P expenses would have increased by 3% period to period.
Total promotional costs recorded as a reduction to sales were $17.7 million and $16.5 million for the six months ended February 28, 2026 and 2025, respectively. Therefore, our total expenditures on A&P activities were $34.7 million and $32.3 million for the six months ended February 28, 2026 and 2025, respectively.
Income from Operations by Segment
The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended February 28,				Six Months Ended February 28,
	2026	2025	Change from Prior Year		2026	2025	Change from Prior Year
			Dollars	Percent			Dollars	Percent
Americas	$15,043	$13,210	$1,833	14%	$30,082	$25,862	$4,220	16%
EIMEA	15,653	15,273	380	2%	28,127	28,954	(827)	(3)%
Asia-Pacific	8,690	7,349	1,341	18%	16,662	17,529	(867)	(5)%
Unallocated corporate (1)	(13,098)	(12,552)	(546)	(4)%	(25,325)	(23,943)	(1,382)	(6)%
Total	$26,288	$23,280	$3,008	13%	$49,546	$48,402	$1,144	2%

(1)Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the business segments. These expenses are reported separate from our identified segments and are included in selling, general and administrative expenses on our condensed consolidated statements of operations.
Americas
Americas Operating Income – Three Months Ended – February 28, 2026 Compared to February 28, 2025
Income from operations for the Americas segment increased to $15.0 million, up $1.8 million, or 14.0%, primarily due to a $6.3 million increase in sales and a higher gross margin, which was partially offset by higher operating expenses. Gross margin for the Americas segment increased from 50.1% to 53.1%, primarily due to the favorable impact of increases in average selling prices, as well as decreases in the costs of petroleum-based specialty chemicals. Operating expenses increased $3.5 million primarily due to employee-related costs as a result of increased headcount, higher accrued incentive compensation and annual compensation increases, as well as a higher level of advertising and promotion expense. Operating income as a percentage of net sales increased from 20.2% to 20.9% period over period.
Americas Operating Income – Six Months Ended – February 28, 2026 Compared to February 28, 2025
Income from operations for the Americas segment increased to $30.1 million, up $4.2 million, or 16%, primarily due to an increase in sales of $8.7 million and a higher gross margin, which was partially offset by higher operating expenses. Gross margin for the Americas segment increased from 50.3% to 53.2%, primarily due to the favorable impact of increases in average selling prices and lower level of discounts that we gave to our customers, as well as decreases in the costs of petroleum-based specialty chemicals. Operating expenses increased $4.4 million primarily due to higher employee-related costs as a result of increased headcount, higher accrued incentive compensation and annual compensation increases. In addition, operating expenses increased due to a higher level of professional service costs and travel and meeting expenses. Operating income as a percentage of net sales increased from 19.2% to 20.9% period over period.
EIMEA
EIMEA Operating Income – Three Months Ended – February 28, 2026 Compared to February 28, 2025
Income from operations for the EIMEA segment increased to $15.7 million, up $0.4 million, or 2%, primarily due to an increase in sales of $5.3 million partially offset by higher operating expenses. Operating expenses increased $2.1 million primarily due to higher employee-related costs as a result of increased headcount and annual compensation increases, as well as a higher level of A&P expenses and freight. Gross margin for the EIMEA segment decreased from 58.1% to 57.2% primarily due to higher filling and warehousing fees paid to our third party manufacturer partially offset by decreases in the costs of petroleum-based specialty chemicals. Operating income as a percentage of net sales decreased from 25.6% to 24.1% period over period.
EIMEA Operating Income – Six Months Ended – February 28, 2026 Compared to February 28, 2025
Income from operations for the EIMEA segment decreased to $28.1 million, down $0.8 million, or 3%, primarily due to higher operating expenses, partially offset by a $6.5 million increase in sales. Gross margin for the EIMEA segment remained constant at 58.0% for the six months ended February 28, 2026 and 2025. Operating expenses increased $4.6 million primarily due to higher employee-related costs as a result of increased headcount and annual compensation increases, as well as a higher level of A&P expenses and freight. Operating income as a percentage of net sales decreased from 24.7% to 22.8% period over period.
Asia-Pacific
Asia-Pacific Operating Income – Three Months Ended – February 28, 2026 Compared to February 28, 2025
Income from operations for the Asia-Pacific segment increased to $8.7 million, up $1.3 million, or 18%, primarily due to a $4.0 million increase in sales and a slightly higher gross margin, partially offset by higher operating expenses. Gross margin for the Asia-Pacific segment increased from 58.4% to 58.7%, primarily due to favorable changes in sales mix and market mix from period to period. Operating expenses increased $1.1 million primarily due to higher employee-related cost. Operating income as a percentage of net sales decreased slightly from 35.0% to 34.8%.

Asia-Pacific Operating Income – Six Months Ended – February 28, 2026 Compared to February 28, 2025
Income from operations for the Asia-Pacific segment decreased to $16.7 million, down $0.9 million, or 5%, due to higher operating expenses and slightly lower gross margin, partially offset by an increase in sales. Gross margin for the Asia-Pacific segment decreased from 59.0% to 58.8%, primarily due to favorable changes in sales mix and market mix from period to period. Operating expenses increased $1.5 million primarily due to higher employee-related costs as a result of increased headcount and annual compensation increases, as well as a higher level of travel and meeting expenses. Operating income as a percentage of net sales decreased from 36.8% to 34.1% period over period.
Unallocated Corporate
Unallocated Corporate Expenses – Three Months Ended – February 28, 2026 Compared to February 28, 2025
Unallocated corporate expenses increased to $13.1 million, up $0.5 million, or 4%, primarily due to higher employee-related costs as a result of increased headcount and annual compensation increases.
Unallocated Corporate Expenses – Six Months Ended – February 28, 2026 Compared to February 28, 2025
Unallocated corporate expenses increased to $25.3 million, up $1.4 million, or 6%, primarily due to higher employee-related costs as a result of increased headcount and annual compensation increases, as well as higher stocked-based compensation expense.
Non-Operating Items
The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended February 28,			Six Months Ended February 28,
	2026	2025	Change	2026	2025	Change
Interest income	$154	$106	$48	$333	$254	$79
Interest expense	$666	$1,021	$(355)	$1,314	$1,894	$(580)
Other income (expense), net	$78	$74	$4	$(119)	$(67)	$(52)
Provision (benefit) for income taxes	$5,536	$(7,412)	$12,948	$10,677	$(2,081)	$12,758
Provision (benefit) for Income Taxes
The provision (benefit) for income taxes was 21.4% and (33.0)% of income before income taxes for the three months ended February 28, 2026 and 2025, respectively, and 22.0% and (4.5)% of income before income taxes for the six months ended February 28, 2026 and 2025, respectively. Descriptions of impacts on our effective income tax rate are incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 13 — Income Taxes included in this report.
Net Income
Net income decreased $9.5 million, or 32% to $20.3 million, or $1.50 per common share on a fully diluted basis, for the three months ended February 28, 2026 compared to $29.9 million, or $2.19 per common share on a fully diluted basis, for the three months ended February 28, 2025. On a constant currency basis and excluding the prior period one-time tax benefit of $11.9 million as discussed in Note 13 to the condensed consolidated financial statements, net income would have increased $0.8 million, or 5%, from period to period.
Net income decreased $11.0 million, or 23% to $37.8 million, or $2.78 per common share on a fully diluted basis, for the six months ended February 28, 2026 compared to $48.8 million, or $3.58 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. On a constant currency basis and excluding the prior period one-time tax benefit of $11.9 million as discussed in Note 13 to the condensed consolidated financial statements, net income would have decreased $1.2 million, or 3%, from period to period.

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
The following table summarizes the results of these performance measures:

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Gross margin – GAAP	56%	55%	56%	55%
Cost of doing business as a percentage of net sales – non-GAAP	38%	38%	39%	38%
Adjusted EBITDA as a percentage of net sales – non-GAAP (1)	18%	18%	17%	18%
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

Cost of Doing Business (in thousands, except percentages)

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Total operating expenses – GAAP	$63,653	$56,436	$127,227	$115,401
Amortization (1) (in operating departments)	(547)	(462)	(1,009)	(926)
Depreciation (in operating departments)	(989)	(858)	(1,951)	(1,815)
Cost of doing business	$62,117	$55,116	$124,267	$112,660
Net sales	$161,671	$146,104	$316,094	$299,599
Cost of doing business as a percentage of net sales – non-GAAP	38%	38%	39%	38%
(1)    Includes amortization of definite-lived intangible assets and cloud computing amortization.
Adjusted EBITDA (in thousands, except percentages)

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Net income – GAAP	$20,318	$29,851	$37,769	$48,776
Provision (benefit) for income taxes	5,536	(7,412)	10,677	(2,081)
Interest income	(154)	(106)	(333)	(254)
Interest expense	666	1,021	1,314	1,894
Amortization (1)(2)	643	462	1,201	926
Depreciation (2)	2,228	1,943	4,186	3,971
Adjusted EBITDA	$29,237	$25,759	$54,814	$53,232
Net sales	$161,671	$146,104	$316,094	$299,599
Adjusted EBITDA as a percentage of net sales – non-GAAP	18%	18%	17%	18%
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
The following is a reconciliation of diluted EPS to Adjusted EPS:

	Three Months Ended February 28,		Six Months Ended February 28,
	2026	2025	2026	2025
Diluted EPS - GAAP	$1.50	$2.19	$2.78	$3.58
Release of Uncertain Tax Position - Tax Cut and Jobs Act (1)	—	(0.87)	—	(0.87)
Adjusted diluted EPS - Non-GAAP	$1.50	$1.32	$2.78	$2.71
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
We have historically held a balance of outstanding draws on our line of credit in either U.S. Dollars in the Americas segment, or in Euros and Pounds Sterling in the EIMEA segment. Euro and Pound Sterling denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. We have the ability to refinance any draws under the line of credit with successive short-term borrowings through the April 30, 2029 maturity date of the Credit Agreement. Outstanding draws for which we have both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of February 28, 2026, $21.2 million of this facility was classified as long-term and was entirely denominated in Euros. $14.4 million was classified as short-term and was entirely denominated in U.S. Dollars. In the United States, we held $65.6 million in fixed rate long-term borrowings as of February 28, 2026, consisting of senior notes under our Note Agreement. We paid $0.4 million in principal payments on our Series A Notes during the first half of fiscal year 2026. There were no other letters of credit outstanding or restrictions on the amount available on our line of credit or notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three and a half to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 8 — Debt incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” for additional information on these agreements for additional information on these financial covenants. At February 28, 2026, we were in compliance with all material debt covenants. We continue to monitor our compliance with all debt covenants and, at the present time, we believe that the likelihood of being unable to satisfy all material covenants is remote. At February 28, 2026, we had a total of $50.3 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.
We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund short-term and long-term operating requirements, capital expenditures, dividend payments, acquisitions, new business development activities and share repurchases.
On June 16, 2025, the Board approved the extension of the expiration date to August 31, 2026 for the 2023 Repurchase Plan, which became effective on September 1, 2023 and was set to expire August 31, 2025. We are authorized to acquire up to $50.0 million of our outstanding shares through this expiration date of August 31, 2026, of which $13.8 million remains available for the repurchase of shares of common stock as of February 28, 2026.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Six Months Ended February 28,
	2026	2025	Change
Net cash provided by operating activities	$24,281	$22,908	$1,373
Net cash used in investing activities	(2,342)	(1,800)	(542)
Net cash used in financing activities	(30,654)	(12,633)	(18,021)
Effect of exchange rate changes on cash and cash equivalents	933	(2,179)	3,112
Net (decrease) increase in cash and cash equivalents	$(7,782)	$6,296	$(14,078)
Operating Activities
Net cash provided by operating activities increased $1.4 million to $24.3 million for the six months ended February 28, 2026. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the six months ended February 28, 2026 was net income of $37.8 million, which decreased approximately $11.0 million from period to period primarily due to the release of the uncertain tax position in the second quarter of the prior fiscal year as discussed in Note 13 to the condensed consolidated financial statements. Excluding this one-time benefit, net income would have increased $0.9 million.
Changes in our working capital remained relatively constant from period to period. Changes in working capital balances depend heavily on the impact of timing of payments made to vendors and tax authorities as well as collections from customers.
Investing Activities
Net cash used in investing activities increased $0.5 million to $2.3 million for the six months ended February 28, 2026, primarily due to a higher level of manufacturing-related capital expenditures within the U.S. and the U.K. from period to period.
Financing Activities
Net cash used in financing activities increased $18.0 million to $30.7 million for the six months ended February 28, 2026 primarily due to increases of treasury stock repurchases of $9.1 million and a decrease in net proceeds from our revolving credit facility of $7.7 million. During the first six months of the fiscal year, net proceeds from our revolving credit facility were $14.4 million compared to $22.1 million in the corresponding period of the prior fiscal year. Increases in dividends paid to our stockholders of $1.8 million also increased net cash used in financing activities for the first half of fiscal year 2026.
Effect of Exchange Rate Changes
All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was an increase in cash of $0.9 million for the six months ended February 28, 2026 as compared to a decrease in cash of $2.2 million for the six months ended February 28, 2025. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Euro against the U.S. Dollar.
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
Dividends
On March 16, 2026, the Company’s Board declared a cash dividend of $1.02 per share payable on April 30, 2026 to stockholders of record at the close of business on April 17, 2026.
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
Item 4.    Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of February 28, 2026, the end of the period covered by this report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.
There were no changes in our internal control over financial reporting during the three months ended February 28, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On June 16, 2025, the Board approved the extension of the expiration date to August 31, 2026 for the 2023 Repurchase Plan, which became effective on September 1, 2023 and was set to expire August 31, 2025. We are authorized to acquire up to $50.0 million of our outstanding shares through this expiration date of August 31, 2026, of which $13.8 million remains available for the repurchase of shares of common stock as of February 28, 2026. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the six months ended February 28, 2026, the Company repurchased 77,675 shares at an average price of $203.22 per share, for a total cost of $15.8 million under this $50.0 million plan.
The following table provides information with respect to all purchases made by the Company during the three months ended February 28, 2026. All purchases listed below were made in the open market at prevailing market prices and were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Exchange Act.

	Total # of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plans & Programs	Max $ Value of Shares That May Yet Be Purchased Under the Plans & Programs
Period
December 1 – December 31	15,500	$199.25	15,500	$18,704,023
January 1 – January 31	15,375	$205.06	15,375	$15,551,224
February 1 – February 28	7,300	$239.03	7,300	$13,806,331
	38,175	$209.20	38,175

Item 5.    Other Information
During the three months ended February 28, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2018, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 20, 2024, Exhibit 3.2 thereto.

10(a)	WD-40 Directors’ Compensation Policy and Election Plan dated October 8, 2026

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from WD-40 Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: April 9, 2026	By:	/s/ STEVEN A. BRASS
Steven A. Brass President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ SARA K. HYZER
Sara K. Hyzer Vice President, Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)