Form 10-Q
period 2026-05-31
WD 40 CO
filed 2026-07-09
CIK 105132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2026

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
Yes ☐ No ☑
The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 2, 2026 was 13,421,096.

WD-40 COMPANY
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended May 31, 2026

PART 1 — FINANCIAL INFORMATION
Item 1.    Financial Statements

WD-40 COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share amounts)

	May 31, 2026	August 31, 2025
Assets
Current assets:
Cash and cash equivalents	$59,137	$58,130
Trade and other accounts receivable, net	150,052	120,589
Inventories	80,932	79,871
Other current assets	14,581	26,366
Total current assets	304,702	284,956
Property and equipment, net	58,288	60,394
Goodwill	98,349	97,150
Other intangible assets, net	3,844	2,416
Right-of-use assets	16,797	13,534
Deferred tax assets, net	1,282	1,027
Other assets	16,564	16,332
Total assets	$499,826	$475,809

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$35,732	$37,955
Accrued liabilities	33,899	34,230
Accrued payroll and related expenses	27,451	28,415
Short-term borrowings	15,335	800
Income taxes payable	2,380	857
Total current liabilities	114,797	102,257
Long-term borrowings	85,332	86,195
Deferred tax liabilities, net	8,865	9,375
Long-term operating lease liabilities	10,287	8,423
Other long-term liabilities	1,812	1,407
Total liabilities	221,093	207,657

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 19,973,934 and 19,954,495 shares issued at May 31, 2026 and August 31, 2025, respectively; and 13,438,128 and 13,527,614 shares outstanding at May 31, 2026 and August 31, 2025, respectively	20	20
Additional paid-in capital	183,900	180,065
Retained earnings	568,344	540,665
Accumulated other comprehensive loss	(22,822)	(24,485)
Common stock held in treasury, at cost — 6,535,806 and 6,426,881 shares at May 31, 2026 and August 31, 2025, respectively	(450,709)	(428,113)
Total stockholders’ equity	278,733	268,152
Total liabilities and stockholders’ equity	$499,826	$475,809
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except per share amounts)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025

Net sales	$195,119	$156,915	$511,213	$456,514
Cost of products sold	84,696	68,804	224,017	204,600
Gross profit	110,423	88,111	287,196	251,914

Operating expenses:
Selling, general and administrative	56,687	51,541	166,805	151,054
Advertising and sales promotion	11,939	9,160	28,951	24,957
Amortization of definite-lived intangible assets	1,461	45	1,558	136
Total operating expenses	70,087	60,746	197,314	176,147

Income from operations	40,336	27,365	89,882	75,767

Other income (expense):
Interest income	156	104	489	358
Interest expense	(794)	(887)	(2,108)	(2,781)
Other income (expense), net	(127)	880	(246)	813
Income before income taxes	39,571	27,462	88,017	74,157
Provision for income taxes	9,355	6,485	20,032	4,404
Net income	$30,216	$20,977	$67,985	$69,753

Earnings per common share:
Basic	$2.24	$1.54	$5.03	$5.13
Diluted	$2.24	$1.54	$5.02	$5.13

Shares used in per share calculations:
Basic	13,452	13,544	13,487	13,548
Diluted	13,481	13,567	13,512	13,570
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited and in thousands)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025

Net income	$30,216	$20,977	$67,985	$69,753
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,382)	8,125	1,663	1,193
Total comprehensive income	$28,834	$29,102	$69,648	$70,946
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited and in thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount				Shares	Amount
Balance at August 31, 2025	19,954,495	$20	$180,065	$540,665	$(24,485)	6,426,881	$(428,113)	$268,152
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	15,563	-						-
Payments for taxes related to net share settlement of equity awards			(2,232)					(2,232)
Stock-based compensation			1,724					1,724
Cash dividends ($0.94 per share)				(12,753)				(12,753)
Repurchases of common stock						39,500	(7,849)	(7,849)
Foreign currency translation adjustment					(427)			(427)
Net income				17,451				17,451
Balance at November 30, 2025	19,970,058	$20	$179,557	$545,363	$(24,912)	6,466,381	$(435,962)	$264,066
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	3,870	-						-
Stock-based compensation			2,876					2,876
Cash dividends ($1.02 per share)				(13,791)				(13,791)
Repurchases of common stock						38,175	(7,986)	(7,986)
Foreign currency translation adjustment					3,472			3,472
Net income				20,318				20,318
Balance at February 28, 2026	19,973,928	$20	$182,433	$551,890	$(21,440)	6,504,556	$(443,948)	$268,955
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	6	-						-
Stock-based compensation			1,467					1,467
Cash dividends ($1.02 per share)				(13,762)				(13,762)
Repurchases of common stock						31,250	(6,761)	(6,761)
Foreign currency translation adjustment					(1,382)			(1,382)
Net income				30,216				30,216
Balance at May 31, 2026	19,973,934	$20	$183,900	$568,344	$(22,822)	6,535,806	$(450,709)	$278,733
See accompanying notes to condensed consolidated financial statements (unaudited).

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity

	Shares	Amount				Shares	Amount
Balance at August 31, 2024	19,925,212	$20	$175,642	$499,931	$(29,268)	6,376,631	$(415,799)	$230,526
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	15,158	-						-
Payments for taxes related to net share settlement of equity awards			(2,883)					(2,883)
Stock-based compensation			1,499					1,499
Cash dividends ($0.88 per share)				(11,958)				(11,958)
Repurchases of common stock						13,750	(3,627)	(3,627)
Foreign currency translation adjustment					(6,185)			(6,185)
Net income				18,925				18,925
Balance at November 30, 2024	19,940,370	$20	$174,258	$506,898	$(35,453)	6,390,381	$(419,426)	$226,297
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	14,125	-						-
Stock-based compensation			2,592					2,592
Cash dividends ($0.94 per share)				(12,780)				(12,780)
Repurchases of common stock						12,500	(3,071)	(3,071)
Foreign currency translation adjustment					(747)			(747)
Net income				29,851				29,851
Balance at February 28, 2025	19,954,495	$20	$176,850	$523,969	$(36,200)	6,402,881	$(422,497)	$242,142
Stock-based compensation			1,625					1,625
Cash dividends ($0.94 per share)				(12,766)				(12,766)
Repurchases of common stock						12,750	(3,041)	(3,041)
Foreign currency translation adjustment					8,125			8,125
Net income				20,977				20,977
Balance at May 31, 2025	19,954,495	$20	$178,475	$532,180	$(28,075)	6,415,631	$(425,538)	$257,062
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine Months Ended May 31,
	2026	2025
Operating activities:
Net income	$67,985	$69,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,905	6,099
Amortization of cloud computing implementation costs	1,319	1,265
Deferred income taxes	(665)	(86)
Tax benefit from release of uncertain tax position	—	(11,929)
Stock-based compensation	6,067	5,716
Unrealized foreign currency exchange (gains) losses	(431)	348
Provision for credit losses	819	1,044
Write-off of inventories	1,398	693
Other	(112)	(87)
Changes in assets and liabilities:
Trade and other accounts receivable	(29,087)	4,644
Inventories	1,330	(2,776)
Other assets	3,144	(6,387)
Operating lease assets and liabilities, net	(514)	(17)
Accounts payable and accrued liabilities	(5,073)	(10,001)
Accrued payroll and related expenses	(1,123)	(205)
Other long-term liabilities and income taxes payable	1,863	(94)
Net cash provided by operating activities	54,825	57,980

Investing activities:
Purchases of property and equipment	(3,924)	(3,177)
Proceeds from sales of property and equipment	545	329
Net cash used in investing activities	(3,379)	(2,848)

Financing activities:
Treasury stock purchases	(22,546)	(9,739)
Dividends paid	(40,306)	(37,504)
Repayments of long-term senior notes	(800)	(800)
Net proceeds from revolving credit facility	14,535	1,605
Shares withheld to cover taxes upon settlement of equity awards	(2,232)	(2,883)
Net cash used in financing activities	(51,349)	(49,321)
Effect of exchange rate changes on cash and cash equivalents	910	(828)
Net increase in cash and cash equivalents	1,007	4,983
Cash and cash equivalents at beginning of period	58,130	46,699
Cash and cash equivalents at end of period	$59,137	$51,682

Supplemental disclosure of noncash investing activities: Accrued capital expenditures	$770	$119
See accompanying notes to condensed consolidated financial statements (unaudited).

WD-40 COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1.    The Company
WD-40 Company (the “Company”), incorporated in Delaware and based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products that solve problems in workshops, factories and homes around the world. The Company owns a wide range of brands that include maintenance products and homecare and cleaning products: WD-40® Multi-Use Product, WD-40 Specialist®, 3-IN-ONE®, GT85®, X-14®, 2000 Flushes®, Carpet Fresh®, no vac®, Spot Shot®, Lava® and Solvol®. Certain assets of the Company’s homecare and cleaning product businesses were reclassified from held for sale to held for use as of May 31, 2026. Refer to Note 3 — Assets Held for Sale for additional information.
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
Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized in other income (expense), net in the Company’s condensed consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the condensed consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s condensed consolidated balance sheets. At May 31, 2026, the Company had a notional amount of $10.7 million outstanding in foreign currency forward contracts, which matured in June 2026. Unrealized net gains and losses related to foreign currency forward contracts were not significant at May 31, 2026 and August 31, 2025. Realized net gains and losses related to foreign currency forward contracts were not significant for the three and nine months ended May 31, 2026 and 2025. Both unrealized and realized net gains and losses are recorded in other income (expense), net in the Company’s condensed consolidated statements of operations.
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
Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of May 31, 2026, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents and short-term borrowings are recorded at cost, which approximates their fair values, primarily due to their short-term nature. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $60.5 million as of May 31, 2026, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to their carrying value of $65.2 million. During the nine months ended May 31, 2026, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.
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
Note 3.    Assets Held for Sale
In the third quarter of fiscal year 2026, the Company reassessed its classification of its homecare and cleaning product businesses in the Americas segment previously presented as held for sale. In April 2026, management determined that it will no longer proactively market these brands for sale and now will retain the business assets for ongoing use in operations. As the criteria for held for sale classification under ASC 360 are no longer met, the Company reclassified the business assets to “held for use.” In accordance with the guidance, the assets were measured at the lower of (i) their carrying amount, adjusted for amortization that would have been recognized had they remained classified as held for use, or (ii) their fair value as of the date the decision not to sell was made. During the third quarter of fiscal year 2026, the Company resumed amortization and recorded an additional $1.3 million of amortization, which represents the amount the definite-lived intangible assets would have been amortized during the period which they were classified as held for sale, had they been classified as held for use. The fair value of the asset group exceeded the carrying amounts, and therefore no impairments were recorded.
Assets held for sale as of August 31, 2025 were $7.3 million. Assets included as part of the disposal group classified as held for sale in the prior fiscal year consisted of inventory, goodwill and other intangible assets, net. There were no liabilities in the disposal group. The assets held for sale were included in other current assets in the condensed consolidated balance sheets in the prior fiscal year period.
Note 4.    Inventories
Inventories consisted of the following (in thousands):

	May 31, 2026	August 31, 2025
Product held at third-party contract manufacturers	$4,342	$4,640
Raw materials and components	7,145	11,122
Work-in-process	548	923
Finished goods	68,897	66,535
Inventory held for sale (1)	—	(3,349)
Total	$80,932	$79,871
(1)The prior fiscal year balances included inventory held for sale which consisted mostly of finished goods inventory and was included in other current assets on the Company’s consolidated balance sheet. These assets were reclassified from held for sale to held for use as of May 31, 2026. Refer to Note 3 — Assets Held for Sale for additional information.

Note 5.    Property and Equipment and Capitalized Cloud Computing Implementation Costs
Property and equipment, net, consisted of the following (in thousands):

	May 31, 2026	August 31, 2025
Machinery, equipment and vehicles	$56,232	$54,975
Buildings and improvements	30,004	29,695
Computer and office equipment	7,056	6,577
Internal-use software	10,604	10,625
Furniture and fixtures	3,531	3,467
Capital in progress	2,723	3,583
Land	4,291	4,294
Subtotal	114,441	113,216
Less: accumulated depreciation and amortization	(56,153)	(52,822)
Total	$58,288	$60,394
As of May 31, 2026 and August 31, 2025, the Company’s condensed consolidated balance sheets included $18.0 million and $16.6 million, respectively, of capitalized cloud computing implementation costs recorded as other assets within the Company’s condensed consolidated balance sheets. Accumulated amortization associated with these assets was $5.1 million and $3.8 million as of May 31, 2026 and August 31, 2025, respectively. Amortization expense associated with these assets was $0.4 million and $1.3 million for the three and nine months ended May 31, 2026, respectively, and $0.5 million and $1.3 million for the three and nine months ended May 31, 2025, respectively.
Note 6.    Goodwill and Other Intangible Assets
Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EIMEA	Asia-Pacific	Total
Balance as of August 31, 2025 (1)	$85,896	$10,045	$1,209	$97,150
Translation adjustments	95	(19)	3	79
Reclassification of held for sale assets (2)	1,120	—	—	1,120
Balance as of May 31, 2026	$87,111	$10,026	$1,212	$98,349
(1)Beginning balance does not include certain homecare and cleaning assets in the Americas segment as it is included in other current assets on the Company’s condensed consolidated balance sheets.
(2)Certain assets of the Company’s homecare and cleaning product businesses were reclassified from held for sale to held for use as of May 31, 2026. Refer to Note 3 — Assets Held for Sale for additional information and related amortization thereof.
There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill as of May 31, 2026. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.
Definite-lived Intangible Assets
The Company’s definite-lived intangible assets include the trade names Spot Shot, Carpet Fresh, EZ REACH and GT85, as well as intangible assets related to customer relationships and a non-compete agreement. All of these assets are included in other intangible assets, net in the Company’s condensed consolidated balance sheets.
In the first quarter of fiscal year 2025, the America’s homecare and cleaning product businesses were classified as held for sale. Definite-lived intangible assets included the trade name Spot Shot in America’s homecare and cleaning business, which ceased amortization as of September 1, 2024. As discussed in Note 3 — Assets Held for Sale, during the third quarter of fiscal year 2026, the Company resumed amortization and recorded additional amortization for Spot Shot.

The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	May 31, 2026	August 31, 2025
Gross carrying amount	$33,690	$33,510
Accumulated amortization	(29,846)	(28,273)
Less: other intangible assets, net, held for sale (1)	—	(2,821)
Net carrying amount	$3,844	$2,416
(1)The prior fiscal year balances included other intangible assets held for sale which were included in other current assets on the Company’s condensed consolidated balance sheets. These assets were reclassified from held for sale to held for use as of May 31, 2026. Refer to Note 3 — Assets Held for Sale for additional information.
During the third quarter of fiscal year 2026, the Company performed an impairment analysis in connection with the reassessment of the Americas homecare and cleaning business. The Company determined the fair value of the Spot Shot brand by following the income approach, which uses a discounted cash flow methodology. The discounted cash flow methodology bases the fair value on the present value of its estimated future cash flows. The discounted cash flow methodology also requires that management make assumptions about certain key inputs in the estimated cash flows, including long-term sales forecasts, terminal growth rates and discount rates, all of which are inherently uncertain. The forecast of future cash flows was primarily based on historical data and management’s best estimates of sales and operating margins for the next five fiscal years. Management factored in declining cash flows based off management’s expectations to harvest this brand.
Based on its quantitative assessment, the Company determined that the estimated fair value of the Americas’ Spot Shot business exceeds its carrying value. As a result, the Company concluded that no impairment of its intangibles existed as of May 31, 2026. To date, there have been no impairment losses identified and recorded related to the Company’s Intangible Assets.
Changes in the carrying amounts of definite-lived intangible assets, net, pertain entirely to the Americas’ segment for the nine months ended May 31, 2026 and are summarized below (in thousands).

Total
Balance as of August 31, 2025 (1)	$2,416
Reclassification of held for sale asset (1)	2,821
Amortization related to reclassification of held for sale assets (1)	(1,343)
Amortization expense	(215)
Translation adjustments	165
Balance as of May 31, 2026	$3,844
(1)The prior fiscal year balances included definite-lived intangible assets held for sale which were included in other current assets on the Company’s condensed consolidated balance sheets. These assets were reclassified from held for sale to held for use as of May 31, 2026. Refer to Note 3 — Assets Held for Sale for additional information and related amortization thereof.
The estimated amortization expense for the Company’s definite-lived intangible assets is not significant in any future individual fiscal year.

Note 7.    Leases
Right-of-use assets and lease liabilities consisted of the following (in thousands):

	May 31, 2026	August 31, 2025
Assets:
Operating lease right-of-use assets	$13,938	$10,385
Finance lease right-of-use asset	2,859	3,149
Total right-of-use assets	$16,797	$13,534

Liabilities:
Current operating lease liabilities(1)	$3,460	$2,282
Long-term operating lease liabilities	10,287	8,423
Total operating lease liabilities	$13,747	$10,705
(1) Current operating lease liabilities are classified in accrued liabilities on the Company’s condensed consolidated balance sheets.
In March 2026, the Company entered into a lease of a distribution center in the U.S. and a lease of office space in Australia. The Company recognized approximately $5.0 million in the third quarter of fiscal year 2026 related to the rights and obligations it created.
Note 8.    Accrued and Other Liabilities
Accrued liabilities consisted of the following (in thousands):

	May 31, 2026	August 31, 2025
Accrued advertising and sales promotion expenses	$14,425	$13,728
Accrued professional services fees	2,167	2,201
Accrued sales taxes and other taxes	4,883	4,486
Deferred revenue	3,060	4,734
Short-term operating lease liability	3,460	2,282
Other	5,904	6,799
Total	$33,899	$34,230
Accrued payroll and related expenses consisted of the following (in thousands):

	May 31, 2026	August 31, 2025
Accrued incentive compensation	$12,338	$13,944
Accrued payroll	7,355	5,618
Accrued profit sharing	3,170	4,755
Accrued payroll taxes	3,773	3,416
Other	815	682
Total	$27,451	$28,415

Note 9.    Debt
As of May 31, 2026, the Company held borrowings under two separate agreements as detailed below.
Note Purchase and Private Shelf Agreement
The Company holds borrowings under its Note Purchase and Private Shelf Agreement, as amended (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”). As of May 31, 2026, the Company had outstanding balances on its series A, B and C notes issued under the Note Agreement.
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
Short-term and long-term borrowings under the Company’s Credit Agreement and Note Agreement consisted of the following (in thousands):

	Issuance	Maturities (calendar year)	May 31, 2026	August 31, 2025

Credit Agreement – revolving credit facility (1)	Various	4/30/2029	$35,467	$20,995

Note Agreement
Series A Notes – 3.39% fixed rate(2)	11/15/2017	2026-2032	13,200	14,000
Series B Notes – 2.50% fixed rate(3)	9/30/2020	11/15/2027	26,000	26,000
Series C Notes – 2.69% fixed rate(3)	9/30/2020	11/15/2030	26,000	26,000
Total borrowings			100,667	86,995
Short-term portion of borrowings			(15,335)	(800)
Total long-term borrowings			$85,332	$86,195
(1)The Company has the ability to refinance any draw under the line of credit with successive short-term borrowings through the maturity date. Outstanding draws for which management has the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of May 31, 2026, $21.0 million of this facility was classified as long-term and was entirely denominated in Euros. $14.5 million was classified as short-term and was denominated in U.S. Dollars. Euro denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.
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
As of May 31, 2026, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.
Note 10.    Share Repurchase Plan
On June 19, 2023, the Company’s Board (the “Board”) approved a share repurchase plan (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, which became effective on September 1, 2023, the Company is authorized to acquire up to $50.0 million of its outstanding shares through August 31, 2025. On June 16, 2025, the Board approved the extension of the expiration date to August 31, 2026 for the 2023 Repurchase Plan. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the nine months ended May 31, 2026, the Company repurchased 108,925 shares at an average price of $206.99 per share, for a total cost of $22.5 million. As of May 31, 2026, the Company is authorized to purchase an additional $7.0 million under the 2023 Repurchase Plan.
On June 15, 2026, the Board of Directors approved a new share repurchase plan (the “2026 Repurchase Plan”). Under the 2026 Repurchase Plan, which will become effective on September 1, 2026, the Company is authorized to acquire up to $100.0 million of its outstanding shares. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer, Chief Financial Officer or Treasurer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto, including the Company’s insider trading policies. The 2026 Repurchase Plan is not subject to any expiration date and may be suspended, discontinued, or modified at any time by the Board.
Note 11.    Earnings per Common Share
The table below reconciles net income to net income available to common stockholders (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
Net income	$30,216	$20,977	$67,985	$69,753
Less: Net income allocated to participating securities	(84)	(54)	(187)	(204)
Net income available to common stockholders	$30,132	$20,923	$67,798	$69,549

The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
Weighted-average common shares outstanding, basic	13,452	13,544	13,487	13,548
Weighted-average dilutive securities	29	23	25	22
Weighted-average common shares outstanding, diluted	13,481	13,567	13,512	13,570
For the three months ended May 31, 2026, there were no anti-dilutive stock-based equity awards outstanding. For the three months ended May 31, 2025, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 9,544 were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.
For the nine months ended May 31, 2026 and 2025, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 4,342 and 8,425, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.
Note 12.    Revenue
The following table presents the Company’s revenues by segment and major source (in thousands):

	Three Months Ended May 31, 2026				Nine Months Ended May 31, 2026
	Americas	EIMEA	Asia-Pacific	Total	Americas	EIMEA	Asia-Pacific	Total
WD-40 Multi-Use Product	$81,914	$50,006	$20,603	$152,523	$192,539	$147,314	$57,833	$397,686
WD-40 Specialist	11,471	12,630	3,917	28,018	29,908	32,137	10,854	72,899
Other maintenance products (1)	4,957	3,936	310	9,203	13,540	10,665	683	24,888
Total maintenance products	98,342	66,572	24,830	189,744	235,987	190,116	69,370	495,473
HCCP (2)	2,874	—	2,501	5,375	8,916	—	6,824	15,740
Total net sales	$101,216	$66,572	$27,331	$195,119	$244,903	$190,116	$76,194	$511,213

	Three Months Ended May 31, 2025				Nine Months Ended May 31, 2025
	Americas	EIMEA	Asia-Pacific	Total	Americas	EIMEA	Asia-Pacific	Total
WD-40 Multi-Use Product	$61,225	$42,804	$16,658	$120,687	$165,184	$134,076	$53,666	$352,926
WD-40 Specialist	9,400	9,671	2,957	22,028	25,353	25,912	8,497	59,762
Other maintenance products (1)	4,372	3,125	190	7,687	12,238	9,573	727	22,538
Total maintenance products	74,997	55,600	19,805	150,402	202,775	169,561	62,890	435,226
HCCP (2)	3,165	1,105	2,243	6,513	10,352	4,202	6,734	21,288
Total net sales	$78,162	$56,705	$22,048	$156,915	$213,127	$173,763	$69,624	$456,514
(1)Other maintenance products consist of the 3-IN-ONE and GT85 brands.
(2)Homecare and cleaning products (“HCCP”). During the fourth quarter of fiscal year 2025, we completed the sale of the homecare and cleaning product businesses in the EIMEA segment.
Contract Balances
Contract liabilities consist of deferred revenue related to undelivered products. Deferred revenue is recorded when payments have been received from customers for undelivered products. Revenue is subsequently recognized when revenue recognition criteria are met, generally when control of the product transfers to the customer. The Company had contract liabilities of $3.1 million and $4.7 million as of May 31, 2026 and August 31, 2025, respectively. All of the $4.7 million that was included in contract liabilities as of August 31, 2025 was recognized to revenue during the nine months ended

May 31, 2026. These contract liabilities are recorded in accrued liabilities on the Company’s condensed consolidated balance sheets. Contract assets are recorded if the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. The Company did not have any contract assets as of May 31, 2026 and August 31, 2025. The Company has an unconditional right to payment for its trade and other accounts receivable on the Company’s condensed consolidated balance sheets. These receivables are presented net of an allowance for credit losses of $1.1 million and $1.2 million as of May 31, 2026 and August 31, 2025, respectively.
Note 13.    Commitments and Contingencies
Purchase Commitments
The Company has ongoing relationships with various suppliers, third-party contract manufacturers that manufacture the Company’s products, and third-party distribution centers that warehouse and ship the Company’s products to customers. The contract manufacturers maintain title and control of certain raw materials and components, materials utilized in finished products, and the finished products themselves until shipment to the Company’s third-party distribution centers or customers in accordance with agreed-upon shipment terms. The Company has minimum purchase obligations primarily consisting of volume commitments with certain third-party packagers. During the third quarter of fiscal year 2026, the Company committed to support the construction of a third-party manufacturing and logistics facility through a $5.0 million contribution which will be paid during the construction phase. These payments are associated with reserving production capacity over a seven-year period after the completion of the facility which is expected to be completed in fiscal year 2028. In addition, the Company will incur minimum fixed monthly warehousing service fees totaling approximately $8.4 million over a seven-year term which is expected to start in the third quarter of fiscal year 2028. The facility will be utilized by multiple customers of the third-party manufacturer and logistics provider.

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
Litigation
The Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. As of May 31, 2026, there were no significant unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss. As to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.
Indemnifications
As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not capped; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of May 31, 2026.
The Company enters into indemnification agreements with certain parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. Indemnification agreements are generally entered into in the context of the particular agreements and are provided in an attempt to allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is not capped, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of May 31, 2026.
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
The provision for income taxes was 23.6% as a percentage of income before income taxes for both the three months ended May 31, 2026 and 2025. There were no significant changes to the effective tax rate for the comparative periods.
The provision for income taxes was 22.8% and 5.9% as a percentage of income before income taxes for the nine months ended May 31, 2026 and 2025, respectively. This 16.8% increase in the effective tax rate from period to period was primarily due the expiration of the statute of limitations on the uncertain tax position associated with the Tax Cuts and Jobs Act’s mandatory onetime “toll tax” on unremitted foreign earnings released in fiscal year 2025.
The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes of limitations, the Company’s federal income tax returns for years prior to fiscal year 2023 are not subject to examination by the U.S. Internal Revenue Service (“IRS”). Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2022 are no longer subject to examination. The Company is currently under audit in the U.S. by the IRS for fiscal year 2025. The Company is also currently under audit in various state jurisdictions for fiscal years 2022 through 2025. The Company had an insignificant amount of unrecognized tax positions related to income tax positions that may be affected by the resolution of tax examinations or expiring statutes of limitations within the next twelve months. Audit outcomes and the timing of settlements are subject to significant uncertainty.
Income taxes receivable was $1.2 million and $4.9 million as of May 31, 2026 and August 31, 2025, respectively. Income taxes receivable are included in other current assets in the Company’s condensed consolidated balance sheets.
Note 15.    Business Segments and Foreign Operations
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
Summary information about reportable segments is as follows (in thousands):

For the Three Months Ended	Americas	EIMEA	Asia-Pacific	Total
May 31, 2026
Net sales	$101,216	$66,572	$27,331	$195,119
Cost of products sold	45,021	27,792	11,883	84,696
Gross Profit	$56,195	$38,780	$15,448	$110,423
Operating Expenses:
Department Expenses(1)	18,288	14,934	3,843	37,065
Advertising and sales promotion	5,666	4,481	1,792	11,939
Freight	3,040	2,145	610	5,795
Depreciation (in operating departments) and Amortization (2)	1,731	764	66	2,561
Income from operations - reportable segments	$27,470	$16,456	$9,137	$53,063
Unallocated Corporate(3)				(12,727)
GAAP Income from Operations				$40,336

May 31, 2025
Net sales	$78,162	$56,705	$22,048	$156,915
Cost of products sold	35,800	23,973	9,031	68,804
Gross Profit	$42,362	$32,732	$13,017	$88,111
Operating Expenses:
Department Expenses(1)	15,443	14,878	3,439	33,760
Advertising and sales promotion	3,646	3,594	1,920	9,160
Freight	2,512	1,547	522	4,581
Depreciation (in operating departments) and Amortization (2)	278	685	49	1,012
Income from operations - reportable segments	$20,483	$12,028	$7,087	$39,598
Unallocated Corporate(3)				(12,233)
GAAP Income from Operations				$27,365

For the Nine Months Ended	Americas	EIMEA	Asia-Pacific	Total
May 31, 2026
Net sales	$244,903	$190,116	$76,194	$511,213
Cost of products sold	112,269	79,739	32,009	224,017
Gross Profit	$132,634	$110,377	$44,185	$287,196
Operating Expenses:
Department Expenses(1)	52,728	46,273	11,853	110,854
Advertising and sales promotion	12,648	11,638	4,665	28,951
Freight	7,403	5,631	1,694	14,728
Depreciation (in operating departments) and Amortization (2)	2,304	2,252	173	4,729
Income from operations - reportable segments	$57,551	$44,583	$25,800	$127,934
Unallocated Corporate(3)				(38,052)
GAAP Income from Operations				$89,882

May 31, 2025
Net sales	$213,127	$173,763	$69,624	$456,514
Cost of products sold	102,916	73,163	28,521	204,600
Gross Profit	$110,211	$100,600	$41,103	$251,914
Operating Expenses:
Department Expenses(1)	45,508	43,094	9,888	98,490
Advertising and sales promotion	10,396	9,713	4,848	24,957
Freight	7,156	4,727	1,603	13,486
Depreciation (in operating departments) and Amortization (2)	806	2,084	148	3,038
Income from operations - reportable segments	$46,345	$40,982	$24,616	$111,943
Unallocated Corporate(3)				(36,176)
GAAP Income from Operations				$75,767

(1)Department expenses consist of professional services associated with information systems, finance and legal, travel and meeting expenses, sales commissions, insurance, and other miscellaneous expenses as well as employee-related costs which consist of salaries, stock-based compensation, fringe benefits and other miscellaneous employee-related costs.
(2)Depreciation presented above includes depreciation in operating departments which excludes depreciation in cost of sales. Amortization presented above includes amortization of definite-lived intangible assets and amortization of implementation costs associated with cloud computing arrangements. During the third quarter of fiscal year 2026, the Company resumed amortization and recorded an additional $1.3 million of amortization. For additional information, refer to Note 3 assets held for sale.
(3)These expenses are reported separately from the Company’s identified segments and are included in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations.
The Company’s CODM does not review assets by segment as part of the financial information provided, and therefore, no asset information is provided in the above table.
Note 16.    Subsequent Events
Dividend Declaration
On June 15, 2026, the Company’s Board declared a cash dividend of $1.02 per share payable on July 31, 2026 to stockholders of record at the close of business on July 17, 2026.
Share Repurchase Plan
On June 15, 2026, the Board of Directors approved a new share repurchase authorization. For additional information, refer to the terms and conditions of the 2026 Repurchase Plan in Note 10— Share Repurchase Plan.

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
Our products are sold in various locations around the world. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, India, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America and Australia. We sell our products primarily through hardware stores, automotive parts outlets, industrial distributors and suppliers, mass retail and home center stores, value retailers, grocery stores, online retailers, warehouse club stores, farm supply stores, sport retailers, and independent bike dealers. At the beginning of the prior fiscal year, certain assets of our homecare and cleaning product businesses in the Americas segment were classified as held for sale. During the third quarter of fiscal year 2026, the Company reassessed its classification and recorded an amount to reclassify as held for use as discussed in Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 3 — Assets Held for Sale included in this report. The Company sold its homecare and cleaning product brands in the EIMEA segment during the fourth quarter of fiscal year 2025. Accordingly, these brands are included in fiscal year 2025 financial results but are not included in fiscal year 2026 financial results.
Highlights
The following summarizes the financial and operational highlights for our business during the nine months ended May 31, 2026:
•Consolidated net sales increased $54.7 million or 12%, to $511.2 million compared to the corresponding period of the prior fiscal year. Changes in foreign currency exchange rates from period to period had a favorable impact of $19.9 million on consolidated net sales for the nine months of fiscal year 2026. On a constant currency basis, net sales would have increased by $34.8 million, or 8%, from period to period. This favorable impact from changes in foreign currency exchange rates mainly came from our EIMEA segment, which accounted for 37% of our consolidated sales for the nine months ended May 31, 2026. Increases in sales volume favorably impacted net sales by approximately $30.3 million from period to period, which includes an unfavorable impact of approximately $4.2 million related to reduced sales volume driven by the sale of our HCCP business in EIMEA during fiscal year 2025. Sales volume would have increased $34.5 million for the nine months of fiscal year 2026 on a comparable basis to prior year. Increases in the average selling price of our products positively impacted net sales by approximately $4.5 million from period to period. Changes to net sales attributable to volumes and average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
•Gross profit as a percentage of net sales increased to 56.2% from 55.2% in the corresponding period of the prior fiscal year.
•Consolidated net income decreased $1.8 million, or 3%, compared to the corresponding period of the prior fiscal year, due to a favorable income tax adjustment of $11.9 million recognized in the second quarter of the prior fiscal year upon the release of an uncertain tax position. Refer to Performance Measures and Non-GAAP Reconciliations below for non-GAAP financial measures, including adjusted net income, and their reconciliations to the most directly comparable GAAP measures. Adjusted net income increased $11.5 million, or 20% from period to period.
•Diluted earnings per common share (“EPS”) was $5.02 for the nine months of fiscal year 2026 versus $5.13 in the prior fiscal year period. The decrease was due to the release of the uncertain tax position in the prior period. Refer to Performance Measures and Non-GAAP Reconciliations below for non-GAAP financial measures, including adjusted EPS, and their reconciliations to the most directly comparable GAAP measures. Adjusted EPS increased 20% from period to period.
•During the nine months ended May 31, 2026, we returned approximately $62.9 million to our stockholders through share repurchases and dividends.
Significant Developments
Volatility in the price of oil impacts the cost of petroleum-based specialty chemicals included in our maintenance products. The average price of oil increased significantly in the third quarter of fiscal year 2026 due to the geopolitical conflicts in the Middle East. These unfavorable impacts to our cost of goods sold are expected to be most significant during the fourth quarter of fiscal year 2026 due to the timing of inventory turnover. Management has implemented mitigation strategies, including price increases in certain markets, to reduce the negative impacts these recent geopolitical impacts will have on gross margin.
In addition, these developments have caused supply chain disruptions within the EIMEA segment for our Middle East distribution network, impacting the sourcing of raw materials by certain of our third-party manufacturers as well as shipping routes to certain customers supplied to India and the Middle East. Our net sales to these regions were approximately 5% of consolidated net sales for fiscal year 2025 and approximately 4% of consolidated net sales for the nine months of fiscal year 2026. While supply chain constraints may impact our ability to service these areas, we anticipate that demand for our product will not be negatively impacted. We are actively managing these supply chain constraints and transportation disruptions through various temporary measures, such as utilizing different shipping routes within the region as well as working with our third-party manufacturers to ensure flexibility within our supply chain during these conflicts.
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
Results of Operations
Three and Nine Months Ended May 31, 2026 Compared to Three and Nine Months Ended May 31, 2025
Operating Items
The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2026	2025	Change from Prior Year		2026	2025	Change from Prior Year
			Dollars	Percent			Dollars	Percent
Net sales:
WD-40 Multi-Use Product	$152,523	$120,687	$31,836	26%	$397,686	$352,926	$44,760	13%
WD-40 Specialist	28,018	22,028	5,990	27%	72,899	59,762	13,137	22%
Other maintenance products	9,203	7,687	1,516	20%	24,888	22,538	2,350	10%
Total maintenance products	189,744	150,402	39,342	26%	495,473	435,226	60,247	14%
HCCP(1)	5,375	6,513	(1,138)	(17)%	15,740	21,288	(5,548)	(26)%
Total net sales	195,119	156,915	38,204	24%	511,213	456,514	54,699	12%
Cost of products sold	84,696	68,804	15,892	23%	224,017	204,600	19,417	9%
Gross profit	110,423	88,111	22,312	25%	287,196	251,914	35,282	14%
Operating expenses	70,087	60,746	9,341	15%	197,314	176,147	21,167	12%
Income from operations	$40,336	$27,365	$12,971	47%	$89,882	$75,767	$14,115	19%
Net income (2)	$30,216	$20,977	$9,239	44%	$67,985	$69,753	$(1,768)	(3)%
EPS – diluted (3)	$2.24	$1.54	$0.70	45%	$5.02	$5.13	$(0.11)	(2)%
Shares used in diluted EPS	13,481	13,567	(86)	(1)%	13,512	13,570	(58)	—%

(1)Homecare and cleaning products (“HCCP”). Approximately $1.1 million and $4.2 million of the decrease in net sales of HCCP for the three and nine months ended May 31, 2026, respectively, was driven by the sale of our HCCP business in EIMEA during fiscal year 2025.

(2)During the second quarter of fiscal year 2025, we released an uncertain tax position that generated a favorable income tax adjustment of $11.9 million. Excluding this one-time benefit, on a non-GAAP basis, prior year net income was $57.8 million for the nine months ended May 31, 2025. Therefore, on a non-GAAP basis, net income would have increased 17% compared to prior year.
(3)Excluding the one-time tax benefit discussed above, on a non-GAAP basis, prior year adjusted diluted EPS was $4.26 for the nine months ended May 31, 2025. Therefore, on a non-GAAP basis, EPS would have increased 18% compared to prior year.
Net Sales by Segment
The following table summarizes net sales by segment (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2026	2025	Change from Prior Year		2026	2025	Change from Prior Year
			Dollars	Percent			Dollars	Percent
Americas	$101,216	$78,162	$23,054	29%	$244,903	$213,127	$31,776	15%
EIMEA (1)	66,572	56,705	9,867	17%	190,116	173,763	16,353	9%
Asia-Pacific	27,331	22,048	5,283	24%	76,194	69,624	6,570	9%
Total	$195,119	$156,915	$38,204	24%	$511,213	$456,514	$54,699	12%
(1)Prior fiscal year net sales include sales related to our EIMEA HCCP business, which was sold at the end of fiscal year 2025 and is no longer included in current year results. The divestiture resulted in approximately $1.1 million and $4.2 million reduction in net sales for the three and nine months ended May 31, 2026, respectively.
Americas Sales
The following table summarizes net sales by product line for the Americas segment, which includes the U.S., Canada and Latin America (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2026	2025	Change from Prior Year		2026	2025	Change from Prior Year
			Dollars	Percent			Dollars	Percent
WD-40 Multi-Use Product	$81,914	$61,225	$20,689	34%	$192,539	$165,184	$27,355	17%
WD-40 Specialist	11,471	9,400	2,071	22%	29,908	25,353	4,555	18%
Other maintenance products	4,957	4,372	585	13%	13,540	12,238	1,302	11%
Total maintenance products	98,342	74,997	23,345	31%	235,987	202,775	33,212	16%
HCCP	2,874	3,165	(291)	(9)%	8,916	10,352	(1,436)	(14)%
Total net sales	$101,216	$78,162	$23,054	29%	$244,903	$213,127	$31,776	15%
% of consolidated net sales	52%	50%			48%	47%
CC Net sales – non-GAAP (1)	$99,539	$78,162	$21,377	27%	$241,568	$213,127	$28,441	13%
Currency impact on current period – non-GAAP (1)	$1,677				$3,335
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
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Americas segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Third Quarter	Year to Date
Increase in average selling price(1)	$0.6	$2.2	$0.4	$3.2
Increase in sales volume(1)	1.4	2.8	21.1	25.3
Currency impact on current period – non-GAAP	0.4	1.3	1.6	3.3
Increase in net sales	$2.4	$6.3	$23.1	$31.8
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Americas Sales – Three Months Ended – May 31, 2026 Compared to May 31, 2025
Net sales in the Americas segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $20.7 million, or 34%, due to the increase in the U.S. and Latin America of $17.2 million and $2.6 million, respectively. U.S. sales increased primarily due to a significant promotional program which included the sale of limited-edition cans involving Disney Entertainment, The Home Depot, and WD-40 brand. Sales in Latin America increased primarily due to increases in Brazil and Mexico of $1.8 million and $1.0 million, respectively. The increased sales in Brazil is primarily due to increased sales volume as a result of timing of customer orders. Mexico sales benefited from favorable period to period changes in foreign currency exchange rates as well as strong promotional activity across multiple channels.
•WD-40 Specialist sales increased $2.1 million, or 22%, primarily due to increased sales volumes in the U.S. primarily from our large retailers and online retailers. WD-40 Specialist sales in the U.S. were driven by enhanced product placement at certain large retail customers, as well as increases in online retail sales.
•Other maintenance product sales increased $0.6 million, or 13% due to increases in sales volume in the U.S. and Latin America period over period.
•For the three months ended May 31, 2026, 75% of sales came from the U.S., and 25% of sales came from Canada and Latin America combined compared to the three months ended May 31, 2025 when 73% of sales came from the U.S., and 27% of sales came from Canada and Latin America.
Americas Sales – Nine Months Ended – May 31, 2026 Compared to May 31, 2025
Net sales in the Americas segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $27.4 million, or 17%, primarily due to increases in the U.S. and Latin America of $22.5 million and $4.1 million, respectively. U.S. sales increased primarily due to the sale of limited-edition promotional cans as discussed above in the section for the three months ended May 31, 2026, as well as strength in our online retailers and mass retailers and expanded distribution. Latin America sales increased primarily due to favorable period to period changes in foreign currency exchange rates as well as slight increases due to expanded distribution and successful promotional activities, most significantly in Mexico and Brazil.
•WD-40 Specialist sales increased $4.6 million, or 18%, primarily due to increased online retail sales and large retailers due to increased demand in the U.S as discussed above in the section for the three months ended May 31, 2026. WD-40 Specialist sales also increased due to new distribution in fiscal year 2026.
•Other maintenance product sales increased $1.3 million, or 11%, primarily due to increases in sales volume in the U.S. and Latin America period over period.
•Homecare and cleaning product sales decreased $1.4 million, or 14%. Our HCCP products are considered harvest brands, which continue to provide positive returns but have become a smaller part of the business as we continue to emphasize focus on sales growth of maintenance products. We have continued to sell HCCP brand products but with a reduced level of marketing investment over time.
•For the nine months ended May 31, 2026, 73% of sales came from the U.S., and 27% of sales came from Canada and Latin America combined compared to the nine months ended May 31, 2025 when 72% of sales came from the U.S., and 28% of sales came from Canada and Latin America.

EIMEA Sales
The following table summarizes net sales by product line for the EIMEA segment, which includes Europe, India, the Middle East and Africa (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2026	2025	Change from Prior Year		2026	2025	Change from Prior Year
			Dollars	Percent			Dollars	Percent
WD-40 Multi-Use Product	$50,006	$42,804	$7,202	17%	$147,314	$134,076	$13,238	10%
WD-40 Specialist	12,630	9,671	2,959	31%	32,137	25,912	6,225	24%
Other maintenance products	3,936	3,125	811	26%	10,665	9,573	1,092	11%
Total maintenance products	66,572	55,600	10,972	20%	190,116	169,561	20,555	12%
HCCP (1)	—	1,105	(1,105)	(100)%	—	4,202	(4,202)	(100)%
Total net sales	$66,572	$56,705	$9,867	17%	$190,116	$173,763	$16,353	9%
% of consolidated net sales	34%	36%			37%	38%
CC Net sales – non-GAAP (2)	$62,217	$56,705	$5,512	10%	$175,238	$173,763	$1,475	1%
Currency impact on current period – non-GAAP (2)	$4,355				$14,878
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
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the EIMEA segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Third Quarter	Year to Date
Decrease in average selling price (1)	$(0.2)	$(0.5)	$(0.6)	$(1.3)
Decrease in sales volume due to sale of HCCP (2)	(1.6)	(1.5)	(1.1)	(4.2)
Increase (decrease) increase in sales volume (1)	(0.2)	—	7.2	7.0
Currency impact on current period – non-GAAP	3.2	7.3	4.4	14.9
Increase in net sales	$1.2	$5.3	$9.9	$16.4

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

EIMEA Sales – Three Months Ended – May 31, 2026 Compared to May 31, 2025
Net sales increased in the EIMEA segment from period to period, primarily due to the following:
•WD-40 Multi-Use Product sales increased $7.2 million, or 17%, primarily due to increases in sales volumes for both direct and distributor markets as well as favorable changes in foreign currency exchange rates. On a constant currency basis, sales for WD-40 Multi-Use-Product would have increased 9% period over period. Our distributor markets, particularly in India and the Middle East regions, increased primarily due to a higher level of customer orders during the third quarter of fiscal year 2026 in anticipation of price increases. Our direct markets sales in Iberia and DACH regions increased $1.5 million and $1.1 million, respectively, due to increased promotional activities and successful merchandising efforts.
•WD-40 Specialist sales increased $3.0 million, or 31%, due to increased sales in most of our direct and distributor markets as well as favorable changes in foreign currency exchange rates. On a constant currency basis, sales would have increased 22% period over period. Net sales increased most significantly in France and Iberia as both regions sales benefited from strong marketing activities and new product launches.
•Other maintenance product sales increased $0.8 million, or 26%, due to increases in sales volumes from strong promotional activities of our 3-IN-ONE maintenance product in some of our larger direct markets. On a constant currency basis, sales would have increased 18% period over period.
EIMEA Sales – Nine Months Ended – May 31, 2026 Compared to May 31, 2025
Net sales increased in the EIMEA segment from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $13.2 million or 10%. Net sales were positively impacted by favorable changes in foreign currency exchange rates. On a constant currency basis, sales would have increased by approximately 1% period over period. Sales increased most significantly in our direct markets most notably in Iberia and DACH region, primarily due to successful promotional activities and merchandising efforts as discussed above in the section for the three months ended May 31, 2026. These increases were partially offset by decreases in our distributor markets such as Saudi Arabia and regions within the UAE due to timing of customer orders and strategic sourcing changes in the region.
•WD-40 Specialist product sales increased $6.2 million, or 24%. Net sales were positively impacted by favorable changes in foreign currency exchange rates. On a constant currency basis, sales would have increased by approximately 14% period over period. Net sales increased most significantly in France and Iberia direct markets which increased $2.6 million and $1.1 million, respectively. Sales growth in France and Iberia benefited from strong sales volume growth due to increased promotional activities as well as new product launches.
•Other maintenance product sales increased $1.1 million, or 11%, due to increases in sales volumes from strong promotional activities of our 3-IN-ONE maintenance product in some of our direct markets. On a constant currency basis, sales would have increased by approximately 3% period over period.

Asia-Pacific Sales
The following table summarizes net sales by product line for the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2026	2025	Change from Prior Year		2026	2025	Change from Prior Year
			Dollars	Percent			Dollars	Percent
WD-40 Multi-Use Product	$20,603	$16,658	$3,945	24%	$57,833	$53,666	$4,167	8%
WD-40 Specialist	3,917	$2,957	$960	32%	10,854	8,497	2,357	28%
Other maintenance products	310	$190	$120	63%	683	727	(44)	(6)%
Total maintenance products	24,830	$19,805	$5,025	25%	69,370	62,890	6,480	10%
HCCP	2,501	2,243	258	12%	6,824	6,734	90	1%
Total net sales	$27,331	$22,048	$5,283	24%	$76,194	$69,624	$6,570	9%
% of consolidated net sales	14%	14%			15%	15%
CC Net sales – non-GAAP (1)	$26,094	$22,048	$4,046	18%	$74,493	$69,624	$4,869	7%
Currency impact on current period – non-GAAP (1)	$1,237				$1,701
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
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Asia-Pacific segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Third Quarter	Year to Date
Increase in average selling price(1)	$1.3	$1.1	$0.2	$2.6
Increase (decrease) in sales volume(1)	(3.8)	2.2	3.8	2.2
Currency impact on current period – non-GAAP	(0.2)	0.7	1.2	1.7
Increase (decrease) in net sales	$(2.7)	$4.0	$5.2	$6.5
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Asia-Pacific Sales – Three Months Ended – May 31, 2026 Compared to May 31, 2025
Net sales in the Asia-Pacific segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $3.9 million, or 24%, primarily due to increases in China and Asia distributor markets of $2.2 million and $1.5 million, respectively. Sales in China increased due to increased sales volume from successful promotional programs and marketing activities, including the use of online influencers, as well as increased distribution through our online retailers and industrial channels. Sales in China also increased due to a higher level of customer orders in the third quarter of fiscal year 2026 in anticipation of price increases. Sales in Asia distributor markets increased due to successful promotional programs, particularly in Philippines, Indonesia and Malaysia.
•WD-40 Specialist sales increased $1.0 million, or 32%, primarily due to increased sales in China of $0.7 million. Sales in China increased due to increased sales volume from successful promotional programs and marketing activities, including seasonal promotions and samplings, as well as increased distribution through our online retailers and industrial channels.

•Other maintenance and homecare and cleaning product sales remained relatively constant from period to period.
Asia-Pacific Sales – Nine Months Ended – May 31, 2026 Compared to May 31, 2025
Net sales in the Asia-Pacific segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $4.2 million, or 8% primarily due to increased sales in China of $4.1 million. Sales in China increased due to increased sales volume from successful promotional programs and marketing activities, primarily through our online retailers and industrial channels, as discussed above in the section for the three months ended May 31, 2026.
•WD-40 Specialist sales increased $2.4 million, or 28%, primarily due to a $1.5 million increase in China, as well as a $0.5 million increase in Australia. Sales in China increased due to increased sales volume from successful promotional programs and marketing activities as well as increased distribution as discussed above in the section for the three months ended May 31, 2026.
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
•In the EIMEA segment, the cost of our products sold are generated in the Euro, U.S. Dollar and Pound Sterling. The strengthening or weakening of the Pound Sterling and Euro against U.S. Dollar may result in foreign currency related changes to the gross margin percentage in the EIMEA segment from period to period.
•Our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $5.8 million and $4.6 million for each of the three months ended May 31, 2026 and 2025, respectively, and $14.7 million and $13.5 million for each of the nine months ended May 31, 2026 and 2025, respectively.
The following table summarizes gross margin and gross profit (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2026	2025	Change from Prior Year		2026	2025	Change from Prior Year
Gross profit	$110,423	$88,111	$22,312		$287,196	$251,914	$35,282
Gross margin	56.6%	56.2%	40	bps (1)	56.2%	55.2%	100	bps (1)
(1)Basis points (“bps”) change in gross margin.

Gross Margin – Three Months Ended – May 31, 2026 Compared to May 31, 2025
Gross margin increased 40 bps primarily due to the following impacts:

Favorable (unfavorable)	Explanations
80 bps	Lower costs of aerosol cans and fill fees
60 bps	Favorable sales mix and other miscellaneous mix impacts
(60 bps)	Other miscellaneous input costs
Gross Margin – Nine Months Ended – May 31, 2026 Compared to May 31, 2025
Gross margin increased 100 bps primarily due to the following favorable impacts:

Favorable	Explanations
80 bps	Lower costs of specialty chemicals used in the formulation of our products and lower costs of aerosol cans
50 bps	Increases in average selling prices
Selling, General and Administrative (“SG&A”) Expenses

	Three Months Ended May 31,				Nine Months Ended May 31,
	2026	2025	Change from Prior Year		2026	2025	Change from Prior Year
(in thousands)			Dollars	Percent			Dollars	Percent
SG&A expenses	$56,687	$51,541	$5,146	10%	$166,805	$151,054	$15,751	10%
% of net sales	29.1%	32.8%			32.6%	33.1%
SG&A Expenses – Three Months Ended – May 31, 2026 Compared to May 31, 2025
The increase in SG&A expenses was primarily due to unfavorable changes in foreign currency exchange rates which increased SG&A expenses by $1.9 million. On a constant currency basis, SG&A expenses would have increased by 6% period to period. In addition, SG&A expenses increased due to increases in employee-related costs of $1.1 million from higher headcount, annual compensation increases, and other employee related costs. These higher employee-related costs include additional headcount to support various sales growth initiatives identified within our strategic framework, including headcount related to the enhancement of our information systems. Freight expense increased $0.9 million primarily in the Americas and EIMEA segments, due to the combined impacts of higher sales and increased costs. Software licenses and fees increased $0.8 million primarily due to increased users and costs related to cloud computing solutions across all regions.
SG&A Expenses – Nine Months Ended – May 31, 2026 Compared to May 31, 2025
The increase in SG&A expenses was primarily due to increases in employee-related costs of $6.1 million due to higher headcount, annual compensation increases, and other employee related cost. These higher employee-related costs are to support various sales growth initiatives identified within our strategic framework and the enhancement of our information systems. Unfavorable changes in foreign currency exchange rates increased SG&A expenses by $5.5 million. On a constant currency basis, SG&A expenses would have increased by 7% period to period. SG&A also increased by $1.6 million due to higher travel and meeting expense across all three segments primarily in support of growth related initiatives. Software licenses and fees increased $1.5 million primarily due to increased users and costs related to cloud computing solutions across all regions.
We continued our research and development investment, the majority of which is associated with our maintenance products, including efforts focused on sustainability as well as our focus on innovation and renovation of our products. Research and development costs were $1.9 million and $2.5 million for the three months ended May 31, 2026 and 2025, respectively, and $6.0 million and $6.3 million for the nine months ended May 31, 2026 and 2025, respectively. Our research and development team engages in consumer research, environmental and sustainability initiatives, product development, product improvements and testing activities. This team leverages its development capabilities by collaborating with a network of outside resources including our current and prospective third-party contract manufacturers.

The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.
Advertising and Sales Promotion (“A&P”) Expenses

	Three Months Ended May 31,				Nine Months Ended May 31,
			Change from Prior Year				Change from Prior Year
(in thousands)	2026	2025	Dollars	Percent	2026	2025	Dollars	Percent
A&P expenses	$11,939	$9,160	$2,779	30%	$28,951	$24,957	$3,994	16%
% of net sales	6.1%	5.8%			5.7%	5.5%
A&P Expenses – Three Months Ended – May 31, 2026 Compared to May 31, 2025
The increase in A&P expenses was primarily due to a higher level of advertising and promotional programs in the U.S. as a result of royalty expenses associated with a licensing agreement for the sale of limited-edition promotional cans sold to one of our large customers. Changes in foreign currency exchange rates did not have a significant impact on A&P expenses from period to period.
As a percentage of net sales, A&P expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales were $12.2 million and $8.6 million for the three months ended May 31, 2026 and 2025, respectively. Therefore, our total expenditures on A&P activities were $24.1 million and $17.7 million for the three months ended May 31, 2026 and 2025, respectively.
A&P Expenses – Nine Months Ended – May 31, 2026 Compared to May 31, 2025
The increase in A&P expenses was primarily due to a higher level of promotional programs in the U.S. as discussed above in the section for the three months ended May 31, 2026, and a higher level of promotional programs and marketing support in the EIMEA segment. Unfavorable changes in foreign currency exchange rates increased A&P expenses by $1.1 million, particularly in the EIMEA segment. On a constant currency basis, A&P expenses would have increased by 11% period to period.
Total promotional costs recorded as a reduction to sales were $29.9 million and $25.1 million for the nine months ended May 31, 2026 and 2025, respectively. Therefore, our total expenditures on A&P activities were $58.9 million and $50.1 million for the nine months ended May 31, 2026 and 2025, respectively.
Income from Operations by Segment
The following table summarizes income from operations by segment (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2026	2025	Change from Prior Year		2026	2025	Change from Prior Year
			Dollars	Percent			Dollars	Percent
Americas	$27,470	$20,483	$6,987	34%	$57,551	$46,345	$11,206	24%
EIMEA	16,456	12,028	4,428	37%	44,583	40,982	3,601	9%
Asia-Pacific	9,137	7,087	2,050	29%	25,800	24,616	1,184	5%
Unallocated corporate (1)	(12,727)	(12,233)	(494)	(4)%	(38,052)	(36,176)	(1,876)	(5)%
Total	$40,336	$27,365	$12,971	47%	$89,882	$75,767	$14,115	19%
(1)Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the business segments. These expenses are reported separate from our identified segments and are included in selling, general and administrative expenses on our condensed consolidated statements of operations.

Americas
Americas Operating Income – Three Months Ended – May 31, 2026 Compared to May 31, 2025
Income from operations for the Americas segment increased to $27.5 million, up $7.0 million, or 34%, primarily due to a $23.1 million increase in sales and a higher gross margin, which was partially offset by higher operating expenses. Gross margin for the Americas segment increased from 54.2% to 55.5%, primarily due to the favorable impact of increases in average selling prices as well as decreases in the costs of aerosol cans and fill fees. Operating expenses increased $6.8 million primarily due to royalty expenses in the U.S. associated with the sale of limited-edition promotional cans during the period. In addition, operating expenses increased $1.7 million due to higher employee-related costs as a result of increased headcount, higher accrued incentive compensation and annual compensation increases. Operating expenses also increased due to amortization related to reclassification of held for sale assets. Refer to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 3 — Assets Held for Sale for additional information related to this amortization. Operating income as a percentage of net sales increased from 26.2% to 27.2% period over period.
Americas Operating Income – Nine Months Ended – May 31, 2026 Compared to May 31, 2025
Income from operations for the Americas segment increased to $57.6 million, up $11.2 million, or 24%, primarily due to an increase in sales of $31.8 million and a higher gross margin, which was partially offset by higher operating expenses. Gross margin for the Americas segment increased from 51.7% to 54.2%, primarily due to the favorable impact of increases in average selling prices as well as decreases in the costs of petroleum-based specialty chemicals, aerosol cans and fill fees. Operating expenses increased $11.2 million primarily due to a $4.0 million increase in employee-related costs as a result of increased headcount, higher accrued incentive compensation and annual compensation increases. In addition, operating expenses increased due to a higher level of advertising and promotion expense as discussed above in the section for the three months ended May 31, 2026, as well as a $0.9 million increase in travel and meeting expenses. Operating income as a percentage of net sales increased from 21.7% to 23.5% period over period.
EIMEA
EIMEA Operating Income – Three Months Ended – May 31, 2026 Compared to May 31, 2025
Income from operations for the EIMEA segment increased to $16.5 million, up $4.4 million, or 37%, primarily due to an increase in sales of $9.9 million and a higher gross margin partially offset by higher operating expenses. Gross margin for the EIMEA segment increased from 57.7% to 58.3% primarily due to decreases in the costs of petroleum-based specialty chemicals, aerosol cans and fill fees. Operating expenses increased $1.6 million primarily due to increases in advertising and promotion expenses and freight. Operating income as a percentage of net sales increased from 21.2% to 24.7% period over period.
EIMEA Operating Income – Nine Months Ended – May 31, 2026 Compared to May 31, 2025
Income from operations for the EIMEA segment increased to $44.6 million, up $3.6 million, or 9%, primarily due to an increase in sales of $16.4 million and a higher gross margin partially offset by higher operating expenses. Gross margin for the EIMEA segment increased from 57.9% to 58.1% primarily due to decreases in the costs of petroleum-based specialty chemicals which was partially offset by higher warehousing fees and increases in the costs of fill fees. Operating expenses increased $6.2 million primarily due to higher employee-related costs as a result of higher headcount and annual compensation increases. In addition, operating expenses increased due to a higher level of advertising and promotion expenses. Operating income as a percentage of net sales decreased slightly from 23.6% to 23.5% period over period.
Asia-Pacific
Asia-Pacific Operating Income – Three Months Ended – May 31, 2026 Compared to May 31, 2025
Income from operations for the Asia-Pacific segment increased to $9.1 million, up $2.1 million, or 29%, primarily due to a $5.3 million increase in sales partially offset by lower gross margin and higher operating expenses. Gross margin for the Asia-Pacific segment decreased from 59.0% to 56.5%, primarily due to increased costs of petroleum-based specialty chemicals. These impacts were concentrated in our Asia distributor markets, who’s shorter inventory and production cycles were affected by the conflict in Iran. Operating expenses increased $0.4 million primarily due to higher employee-related cost. Operating income as a percentage of net sales increased from 32.1% to 33.4% period over period.

Asia-Pacific Operating Income – Nine Months Ended – May 31, 2026 Compared to May 31, 2025
Income from operations for the Asia-Pacific segment increased to $25.8 million, up $1.2 million, or 5%, primarily due to a $6.6 million increase in sales partially offset by lower gross margin and higher operating expenses. Gross margin for the Asia-Pacific segment decreased from 59.0% to 58.0%, primarily due to increases in the costs of petroleum-based specialty chemicals. Operating expenses increased $1.9 million primarily due to higher employee-related costs as a result of increased headcount and annual compensation increases, as well as a higher level of travel and meeting expenses. Operating income as a percentage of net sales decreased from 35.4% to 33.9% period over period.
Unallocated Corporate
Unallocated Corporate Expenses – Three Months Ended – May 31, 2026 Compared to May 31, 2025
Unallocated corporate expenses increased to $12.7 million, up $0.5 million, or 4%, primarily due to higher employee-related costs as a result of increased headcount and annual compensation increases.
Unallocated Corporate Expenses – Nine Months Ended – May 31, 2026 Compared to May 31, 2025
Unallocated corporate expenses increased to $38.1 million, up $1.9 million, or 5%, primarily due to higher employee-related costs as a result of increased headcount and annual compensation increases, as well as higher stocked-based compensation expense.
Non-Operating Items
The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Three Months Ended May 31,			Nine Months Ended May 31,
	2026	2025	Change	2026	2025	Change
Interest income	$156	$104	$52	$489	$358	$131
Interest expense	$794	$887	$(93)	$2,108	$2,781	$(673)
Other income (expense), net	$(127)	$880	$(1,007)	$(246)	$813	$(1,059)
Provision for income taxes	$9,355	$6,485	$2,870	$20,032	$4,404	$15,628
Interest Income
Interest income remained relatively consistent for both the three and nine months ended May 31, 2026 and 2025.
Interest Expense
Interest expense decreased by $0.1 million and $0.7 million for the three and nine months ended May 31, 2026 and 2025, respectively, primarily due to lower aggregate outstanding balances as well as lower average interest rates on our revolving credit agreement from period to period.
Other Income (Expense), Net
Other income (expense), net changed unfavorably by $1.0 million and $1.1 million for the three and nine months ended May 31, 2026 and 2025, respectively, primarily due to foreign currency exchange losses which were recorded for the three and nine months ended May 31, 2026 compared to net foreign currency exchange gains which were recorded in the same period of the prior fiscal year as a result of fluctuations in the foreign currency exchange rates primarily related to the Euro against the U.S. Dollar.
Provision for Income Taxes
The provision for income taxes was 23.6% of income before income taxes for both the three months ended May 31, 2026 and 2025 and 22.8% and 5.9% of income before income taxes for the nine months ended May 31, 2026 and 2025, respectively. Descriptions of impacts on our effective income tax rate are incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 14 — Income Taxes included in this report.
Net Income

Net income increased $9.2 million, or 44% to $30.2 million, or $2.24 per common share on a fully diluted basis, for the three months ended May 31, 2026 compared to $21.0 million, or $1.54 per common share on a fully diluted basis, for the three months ended May 31, 2025. Changes in foreign currency exchange rates from period to period had a favorable impact of $1.3 million on consolidated net income for three months ended May 31, 2026. Thus, on a constant currency basis, net income would have increased $7.9 million, or 38%, from period to period.
Net income decreased $1.8 million, or 3% to $68.0 million, or $5.02 per common share on a fully diluted basis, for the nine months ended May 31, 2026 compared to $69.8 million, or $5.13 per common share on a fully diluted basis, for the corresponding period of the prior fiscal year. On a constant currency basis and excluding the prior period one-time tax benefit of $11.9 million as discussed in Note 14 to the condensed consolidated financial statements, net income would have increased $6.7 million, or 12%, from period to period.
Performance Measures and Non-GAAP Reconciliations
In managing our business operations and assessing our financial performance, we supplement the information provided by our financial statements with certain non-GAAP performance measures. These performance measures are part of our legacy 55/30/25 business model, which includes gross margin, cost of doing business, and Adjusted EBITDA (defined below), the latter two of which are non-GAAP performance measures. Cost of doing business is defined as total operating expenses less amortization of definite-lived intangible assets, impairment charges related to intangible assets, amortization of implementation costs associated with cloud computing arrangements (“cloud computing amortization”) and depreciation in operating departments. Adjusted EBITDA is defined as net income before interest, income taxes, depreciation, amortization of definite-lived intangible assets, and cloud computing amortization.
Results for these performance measures may fluctuate from period to period as a result of various factors, including macroeconomic conditions such as the inflationary environment experienced in recent fiscal years, and investments associated with structural changes undertaken in recent periods such as those related to technology, sustainability, innovation, research and development, legal risk management, quality assurance, regulatory compliance and intellectual property protection in order to safeguard our WD-40 brand.
Beginning in the third quarter of fiscal 2026, we reassessed the performance measures used to evaluate our operating performance to better prioritize reinvestment and support long-term value creation. In conjunction with this reassessment, we have developed a new Enduring Business Model, which will replace our previous 55/30/25 business model. Key components of our Enduring Business Model include net sales, gross margin, and Adjusted EBITDA, the latter of which is a non-GAAP performance measure. Our Enduring Business Model reflects our long-term approach to value creation and performance management. The model targets annual net sales growth of 5% to 9% on a constant currency basis, gross margin above 55% as a percentage of net sales, and Adjusted EBITDA growth that exceeds the net sales growth rate. We believe these targets provide a disciplined framework for achieving sustainable growth, strong profitability, and consistent long-term returns for our stockholders.
We will continue to report the results of our 55/30/25 business model through the end of fiscal year 2026. Beginning in fiscal year 2027, we will transition to report only the performance measures described above on an annual basis. This change reflects our intent to align our metrics more closely with our long-term strategy to drive growth and deliver sustainable long-term returns.
The following table summarizes the results of these performance measures:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
Gross margin – GAAP	57%	56%	56%	55%
Cost of doing business as a percentage of net sales – non-GAAP	34%	38%	37%	38%
Adjusted EBITDA as a percentage of net sales – non-GAAP (1)	23%	20%	19%	18%
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
Cost of Doing Business (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
Total operating expenses – GAAP	$70,087	$60,746	$197,314	$176,147
Amortization (1) (in operating departments)	(1,868)	(475)	(2,877)	(1,401)
Depreciation (in operating departments)	(1,027)	(881)	(2,978)	(2,696)
Cost of doing business	$67,192	$59,390	$191,459	$172,050
Net sales	$195,119	$156,915	$511,213	$456,514
Cost of doing business as a percentage of net sales – non-GAAP	34%	38%	37%	38%
(1)    Includes amortization of definite-lived intangible assets and cloud computing amortization.
Adjusted EBITDA (in thousands, except percentages)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
Net income – GAAP	$30,216	$20,977	$67,985	$69,753
Provision for income taxes	9,355	6,485	20,032	4,404
Interest income	(156)	(104)	(489)	(358)
Interest expense	794	887	2,108	2,781
Amortization (1)(2)	1,965	475	3,166	1,401
Depreciation (2)	1,872	1,992	6,058	5,963
Adjusted EBITDA	$44,046	$30,712	$98,860	$83,944
Net sales	$195,119	$156,915	$511,213	$456,514
Adjusted EBITDA as a percentage of net sales – non-GAAP	23%	20%	19%	18%
(1)    Includes amortization of definite-lived intangible assets and cloud computing amortization.
(2)    Includes amortization and depreciation presented in both cost of products sold and operating departments.
Adjusted Net Income and Adjusted EPS (in thousands, except for per share amounts)
During the second quarter of fiscal year 2025 we released a previously unrecognized tax benefit associated with the Tax Cuts and Jobs Act of 2017 mandatory “toll tax” on unremitted foreign earnings. During the third quarter of fiscal year 2026, we reassessed the classification of our homecare and cleaning product businesses in the Americas segment previously recorded as held for sale. These items are infrequent in nature and not reflective of the underlying operational results of our business. We have included non-GAAP measures of Adjusted Net Income and Adjusted EPS which adjust for the impacts associated with the toll tax on unremitted earnings and expenses related to amounts of amortization to reclassify held for sale assets to held for use.
The following is a reconciliation of Net income to Adjusted Net income and Diluted EPS to Adjusted Diluted EPS:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2026	2025	2026	2025
Net Income - GAAP	$30,216	$20,977	$67,985	$69,753
Release of Uncertain Tax Position - Tax Cut and Jobs Act (1)	—	—	—	(11,929)
Amortization related to reclassification of held for sale assets (2)	1,343	—	1,343	—
Adjusted Net Income - non-GAAP	$31,559	$20,977	$69,328	$57,824

Diluted EPS - GAAP	$2.24	$1.54	$5.02	$5.13
Impact of non-GAAP adjustments (1)(2)	0.09	—	0.10	(0.87)
Adjusted Diluted EPS - non-GAAP	$2.33	$1.54	$5.12	$4.26
(1)    Includes the tax impact on adjustment.
(2)    Certain assets of the Company’s homecare and cleaning product businesses were reclassified from held for sale to held for use as of May 31, 2026. Refer to Note 3 — Assets Held for Sale for additional information and related amortization thereof.
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
Our principal sources of liquidity are cash generated from operations and cash currently available from our existing unsecured revolving credit facility under the Credit Agreement with Bank of America, N.A. We use the revolving credit facility primarily for our general working capital needs. We also hold borrowings under the Note Agreement. See Note 9 — Debt, incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” for additional information on these agreements.
We have historically held a balance of outstanding draws on our line of credit in either U.S. Dollars in the Americas segment, or in Euros and Pounds Sterling in the EIMEA segment. Euro and Pound Sterling denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. We have the ability to refinance any draws under the line of credit with successive short-term borrowings through the April 30, 2029 maturity date of the Credit Agreement. Outstanding draws for which we have both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of May 31, 2026, $21.0 million of this facility was classified as long-term and was entirely denominated in Euros. $14.5 million was classified as short-term and was entirely denominated in U.S. Dollars. In the United States, we held $65.2 million in fixed rate long-term borrowings as of May 31, 2026, consisting of senior notes under our Note Agreement. We paid $0.8 million in principal payments on our Series A Notes during the nine months of fiscal year 2026. There were no other letters of credit outstanding or restrictions on the amount available on our line of credit or notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three and a half to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 9 — Debt incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” for additional information on these agreements for additional information on these financial covenants. At May 31, 2026, we were in compliance with all material debt covenants. We continue to monitor our compliance with all debt covenants and, at the present time, we believe that the likelihood of being unable to satisfy all material covenants is remote. At May 31, 2026, we had a total of $59.1 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.
We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund short-term and long-term operating requirements, capital expenditures, dividend payments, acquisitions, new business development activities and share repurchases.

On June 16, 2025, the Board approved the extension of the expiration date to August 31, 2026 for the 2023 Repurchase Plan, which became effective on September 01, 2023 and was set to expire August 31, 2025. We are authorized to acquire up to $50.0 million of our outstanding shares through this expiration date of August 31, 2026, of which $7.0 million remains available for the repurchase of shares of common stock as of May 31, 2026. On June 15, 2026, the Board of Directors approved a new share repurchase authorization. For additional information, refer to the terms and conditions of the 2026 Repurchase Plan in in Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 10— Share Repurchase Plan included in this report.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Nine Months Ended May 31,
	2026	2025	Change
Net cash provided by operating activities	$54,825	$57,980	$(3,155)
Net cash used in investing activities	(3,379)	(2,848)	(531)
Net cash used in financing activities	(51,349)	(49,321)	(2,028)
Effect of exchange rate changes on cash and cash equivalents	910	(828)	1,738
Net increase in cash and cash equivalents	$1,007	$4,983	$(3,976)
Operating Activities
Net cash provided by operating activities decreased $3.2 million to $54.8 million for the nine months ended May 31, 2026. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for the nine months ended May 31, 2026 was net income of $68.0 million, which decreased approximately $1.8 million from period to period primarily due to the release of the uncertain tax position in the second quarter of the prior fiscal year as discussed in Note 14 to the condensed consolidated financial statements. Excluding this one-time benefit from the prior fiscal year, net income would have increased $10.1 million.
Changes in our working capital decreased net cash provided by operating activities by $29.5 million. Changes in working capital balances depend heavily on the impact of timing of payments made to vendors and tax authorities as well as collections from customers. Sales associated with the significant promotional program in the U.S. at the end of the third fiscal quarter resulted in higher accounts receivable which negatively impacted cash flow from operating activities. This was partially offset by favorable changes in income tax receivable balance as the prior period balances were larger in our EIMEA segments.
Investing Activities
Net cash used in investing activities increased $0.5 million to $3.4 million for the nine months ended May 31, 2026, primarily due to a higher level of manufacturing-related capital expenditures within the U.S. and the U.K. from period to period.
Financing Activities
Net cash used in financing activities increased $2.0 million to $51.3 million for the nine months ended May 31, 2026 primarily due to increases of treasury stock repurchases of $12.9 million and increases in dividends paid to our stockholders of $2.8 million, partially offset by an increase in net proceeds from our revolving credit facility of $12.9 million. During the nine months of the fiscal year, net proceeds from our revolving credit facility were $14.5 million compared to $1.6 million in the corresponding period of the prior fiscal year.
Effect of Exchange Rate Changes
All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was an increase in cash of $0.9 million for the nine months ended May 31, 2026 as compared to a decrease in cash of $0.8 million for the nine months ended May 31, 2025. These changes were primarily due to fluctuations in various foreign currency exchange rates from period to period, but the majority is related to the fluctuations in the Euro against the U.S. Dollar.
Purchase Commitments
See Note 13. Commitments and Contingencies, incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” for additional information on purchase commitments.
Share Repurchase Plans
The information required by this item is incorporated by reference to Part I—Item 1, “Notes to Condensed Consolidated Financial Statements” Note 10 — Share Repurchase Plan included in this report.
Dividends
On June 15, 2026, the Company’s Board declared a cash dividend of $1.02 per share payable on July 31, 2026 to stockholders of record at the close of business on July 17, 2026.
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
Item 4.    Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). The term disclosure controls and procedures means controls and other procedures of a company that are designed to ensure the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 31, 2026, the end of the period covered by this report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.
There were no changes in our internal control over financial reporting during the three months ended May 31, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
On June 16, 2025, the Board approved the extension of the expiration date to August 31, 2026 for the 2023 Repurchase Plan, which became effective on September 1, 2023 and was set to expire August 31, 2025. We are authorized to acquire up to $50.0 million of our outstanding shares through this expiration date of August 31, 2026, of which $7.0 million remains available for the repurchase of shares of common stock as of May 31, 2026. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer and Chief Financial Officer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto. During the nine months ended May 31, 2026, the Company repurchased 108,925 shares at an average price of $206.99 per share, for a total cost of $22.5 million under this $50.0 million plan.
On June 15, 2026, the Board of Directors approved a new $100.0 million share repurchase authorization, which has no expiration date or other restrictions limiting the period over which the Company can make repurchases, and beginning September 1, 2026, will replace the remaining capacity under the prior authorization.
The following table provides information with respect to all purchases made by the Company during the three months ended May 31, 2026. All purchases listed below were made in the open market at prevailing market prices and were executed pursuant to trading plans adopted by the Company pursuant to Rule 10b5-1 under the Exchange Act.

	Total # of Shares Purchased	Average Price Paid Per Share	Total Shares Purchased as Part of Publicly Announced Plans & Programs	Max $ Value of Shares That May Yet Be Purchased Under the Plans & Programs
Period
March 1 – March 31	14,000	$222.83	14,000	$10,686,649
April 1 – April 30	8,250	$218.69	8,250	$8,882,416
May 1 – May 31	9,000	$204.09	9,000	$7,045,566
	31,250	$216.34	31,250

Item 5.    Other Information
During the three months ended May 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.

Item 6.    Exhibits

Exhibit No.	Description

3(a)	Certificate of Incorporation, incorporated by reference from the Registrant’s Form 10-K filed October 22, 2018, Exhibit 3(a) thereto.

3(b)	Amended and Restated Bylaws of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 20, 2024, Exhibit 3.2 thereto.

10(a)	WD-40 Directors’ Compensation Policy and Election Plan dated October 8, 2026, incorporated by reference from the Registrant’s Form 10-Q filed April 9, 2026 Exhibit 10(a) thereto.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from WD-40 Company’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WD-40 COMPANY Registrant

Date: July 9, 2026	By:	/s/ STEVEN A. BRASS
Steven A. Brass President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ SARA K. HYZER
Sara K. Hyzer Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ NICHOLAS D. GIORDANO
Nicholas D. Giordano Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)