Form 10-K
period 2026-08-31
WD 40 CO
filed 2026-10-26
CIK 105132

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2026
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
Yes ☐ No ☑
The aggregate market value (closing price) of the voting stock held by non-affiliates of the registrant as of February 28, 2026 was approximately $3,190,934,822.
As of October 20, 2026, there were 13,392,483 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference:
The Proxy Statement for the annual meeting of stockholders on December 11, 2026 is incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

WD-40 COMPANY
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended August 31, 2026

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
These forward-looking statements include, but are not limited to, discussions about future financial and operating results, including: growth expectations for maintenance products; expected levels of promotional and advertising spending; anticipated input costs for manufacturing and the costs associated with distribution of our products; plans for and success of product innovation, the impact of new product introductions on the growth of sales; anticipated results from product line extension sales; expected tax rates and the impact of tax legislation and regulatory action; changes in the geopolitics and political conditions or relations between the United States and other nations; changes in trade policies and tariffs and the impact therefrom; the impacts from inflationary trends including the changes in input costs linked to commodity prices; the impacts from supply chain constraints and supply chain disruptions, including potential disruptions from transitions to new third-party manufacturers; changes in interest rates; and forecasted foreign currency exchange rates; ability to manage the transition and effectiveness of interim or newly appointed leadership; expected benefits from any divestiture transaction; disruption to the parties’ business as a result of the announcement or completion of any divestiture transaction; the Company's ability to successfully complete any planned divestiture; expected timing for the closing of any divestitures; expected proceeds from any divestiture; the intended use of proceeds by the Company from any divestiture transaction; impact of any divestiture transaction on the Company's stock price or EPS. We undertake no obligation to revise or update any forward-looking statements.
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

The second element of our four-by-four strategic framework, which we refer to as our Strategic Enablers, focuses on operational excellence. Our four Strategic Enablers include:
1.ensuring a people-first mindset where we can attract, develop, retain and engage outstanding employees;
2.building an enduring business for the future;
3.achieving operational excellence in supply chain; and
4.driving productivity through enhanced systems.
These elements are the foundation of our four-by-four strategic framework and are where we will continue to focus our time, talent, and resources.
We remain focused on the innovation and renovation of our products, which we believe are critical to the long-term growth, competitiveness, and sustainability of our brands and product portfolio. Our strategy includes the ongoing development of new products, product line extensions, packaging enhancements, delivery systems, and promotional innovations designed to expand our portfolio, support sustainability objectives and drive growth. In addition, we continue to pursue growth opportunities within existing markets through the expansion and enhancement of our current brands and product lines. Our research and development team plays a role in both new product development and the continuous improvement of existing products. The effectiveness of these efforts has been demonstrated through the introduction of numerous innovations across our portfolio. Key product innovations include, but are not limited to, WD-40 EZ-Reach Flexible Straw®, WD-40 Smart Straw®, WD-40 Trigger Pro®, WD-40 Specialist®, WD-40 Specialist® Bio Lube,WD-40 Specialist® Degreaser, WD-40® Precision Pen, WD-40 BIKE®, 3-IN-ONE RVcare® and 3-IN-ONE® Professional Garage Door Lube.
Our homecare and cleaning products in the Americas and Asia-Pacific segments are considered harvest brands, which continue to provide positive returns but are becoming a smaller part of the business as sales of the maintenance products grow with the execution of our four Must-Win Battles within our strategic framework. We have continued to sell products within these brands but with a reduced level of marketing investment over time.
Human Capital Resources
Our purpose can only be achieved with the efforts of our 753 employees who live our values and create positive lasting memories for our stakeholders, including end users solving problems in factories, workshops, and homes around the world. Our workforce is distributed globally in 19 countries, with approximately 39% in EIMEA, 32% in the Americas, 15% in Asia-Pacific, and 14% corporate employees. Women make up approximately 46% of our global workforce. The average tenure of our global workforce is eight years and our average employee retention rate is greater than 90%.
Our purpose-driven and values-guided culture generates an important competitive advantage through our ability to attract, develop, retain, and engage outstanding people. Consistently living our company values grants each of us the freedom to make autonomous decisions in the best interest of all stakeholders. We are committed to celebrating diversity of thought and lived experiences, providing equitable access to opportunities, and creating a culture where everyone experiences a sense of inclusion and belonging.
We are a meritocracy with a competitive performance-based total rewards strategy, where compensation and career advancement are determined by demonstrated competencies and contributions. Our calendar year 2026 global pay equity study reaffirmed there were not statistically significant or systemic gender-based pay disparities, ensuring all compensation decisions were rooted in job-related criteria with no evidence of biased decision-making. The Compensation and People Committee of our Board of Directors provides oversight of our relevant people-management practices.
Our workforce is comprised of the following functions: marketing, sales, customer service, human resources, finance and accounting, investor relations, legal, information technology, supply chain and logistics, innovation, research and development, environmental programs, quality, and other technical fields. The success of our teams is accelerated through global collaboration and our bold ambition to become a world-class learning organization.

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
WD-40® Multi-Use Product – The WD-40 Multi-Use Product is a market leader in many countries among multi-purpose maintenance products and is sold as an aerosol spray with various unique delivery systems, a non-aerosol trigger spray, a precision pen, and in liquid-bulk form through mass retail stores, hardware stores, automotive parts outlets, online retailers, value retailers, warehouse club stores and industrial distributors and suppliers. The WD-40 Multi-Use Product is sold worldwide in North, Central and South America, Asia, Australia, Europe, India, the Middle East and Africa. WD-40 Multi-Use Product serves a broad range of professional, industrial and consumer uses including household, marine, automotive, construction, repair, sporting goods and gardening applications.
WD-40 Specialist® product line – WD-40 Specialist consists of a line of professional-grade specialty maintenance products that includes penetrants, degreasers, corrosion inhibitors, greases, lubricants, and rust removers that are aimed at professionals and consumer enthusiasts. These products are also sold with various unique delivery systems. The WD-40 Specialist product line is sold primarily in the U.S. and many countries in Europe, as well as parts of Canada, Latin America, Australia and Asia. Within the WD-40 Specialist product line, we also sell bike-specific products across all our segments, motorbike-specific products in Europe and Asia, lawn and garden specific products in Australia, and automotive specific products in Asia.
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
Homecare and Cleaning Products
We sell our homecare and cleaning products in specific geographies in the Americas and Australia and they include a portfolio of well-known brands:
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
X-14® – The X-14 brand is a line of quality automatic toilet bowl cleaners. X-14 brand products are sold in the U.S., and are sold by a third party under a licensing agreement.
no vac® – The no vac brand includes a range of aerosol quick-dry foaming carpet and fabric sanitizers and deodorizers products, and spot stain cleaners. Products are sold through grocery, value, online retailers, hardware and mass retail channels in Australia and New Zealand.
Solvol® – The Solvol brand consists of heavy-duty hand cleaner products which are sold in bar soap and liquid form through hardware, grocery, industrial, automotive and mass retail channels as well as through online retailers in Australia.
We sold certain assets of the homecare and cleaning product brands in the EIMEA segment in the fourth quarter of fiscal year 2025. See Note 3 — Assets Held for Sale of the consolidated financial statements, included in Item 15 of this report for additional information on this sale. These brands are included in the results of operations in the consolidated statements of operations for fiscal year 2025.
Sales and Marketing
Our sales do not reflect any significant degree of seasonality. However, it is common for our sales to fluctuate from period to period or year to year due to various factors including, but not limited to, new or lost distribution, the timing of customer orders particularly in distributor markets and with wholesalers, the number of product offerings carried by a customer and the level of promotional activities and programs being run at customer locations. New or lost distribution occurs when we gain or lose customers, when we gain or lose store count for a customer, or when our products are added to new locations within a store or removed from existing locations. From time to time, as part of new product offering launches, we may gain access to entirely new distribution channels. The number of product offerings refers to the number of brands and/or the number of products within each of those brands that our customers offer for sale to end users. The level of promotional activities and programs relates to the number of events or volumes of purchases by customers in support of off-shelf or promotional display activities. Changes in any one of these three factors or a combination of them can cause our sales levels to increase or decrease from period to period. Promotional activities can also be impacted by customers adjusting to price increases and other market disruptions. It is also common and/or possible that we could lose distribution or product offerings and experience a decrease in promotional activities and programs in one period and subsequently regain this business in a future period. We are accustomed to such fluctuations and manage this as part of our normal business activities.
Manufacturing
We outsource our finished goods manufacturing directly or through our marketing distributors to various third-party manufacturers. We or our marketing distributors use contract manufacturers in the U.S., Mexico, Brazil, Colombia, the U.K., Italy, Poland, Australia, China, the Middle East, South Korea and India. The Company has minimum purchase obligations that primarily consist of contractual volume commitments with certain third-party packagers. See Note 14 — commitments and contingencies of the consolidated financial statements, included in Item 15 of this report for additional information on minimum purchase obligations. We also formulate and manufacture concentrate used in our WD-40 products at certain of our own facilities and at third-party contract manufacturers.
In addition to the commitments to purchase products from contract manufacturers described above, we may also enter into commitments with other manufacturers from time to time to purchase finished goods and components to support innovation or supply chain initiatives.
Sources and Availability of Components and Raw Materials
We rely on a limited number of third-party contract manufacturers and component suppliers, including single or sole-sourced suppliers, for certain of our raw materials, packaging, product components and other necessary supplies. Where possible and where it makes business sense, we work with secondary or multiple suppliers to qualify additional supply sources. Historically, we have been able to obtain adequate capacity and raw materials. The primary components and raw materials for most of our products include specialty chemicals and aerosol cans, which are manufactured from commodities that are subject to market price fluctuations. The availability of these components and raw materials is affected by a variety of supply and demand factors, including global market conditions, geopolitical instability or conflicts, tariffs imposed by the U.S. or foreign governments, plant capacity utilization, and natural disasters. We have historically experienced input cost inflation that impacted the cost of certain raw materials and freight services. As a result, we took actions to increase prices with our customers to help mitigate some of these inflationary pressures. We also implemented cost savings initiatives to mitigate those pressures. Our business results depend on the effective management and remedy of any supply disruptions. While we expect these components and raw materials to continue to be readily available in the future, we have developed sourcing alternatives and risk mitigation plans.
Research and Development
We recognize the importance of innovation and renovation to our long-term success and are focused on and committed to research and new product development activities, primarily in our maintenance product group. Our product development team engages in consumer research, product development, current product improvement, and testing activities. The product development team also leverages its development capabilities by partnering with a network of outside resources including our current and prospective outsource suppliers. In addition, the research and development team engages in activities and product development efforts which are necessary to ensure that we meet regulatory requirements for the formulation of our products. The research and development team also helps advance our environmental goals and business objectives by innovating and implementing practices and products designed to reduce environmental impact. Our research and development team currently conducts its activities at a laboratory facility that we lease in New Jersey.
Competition
The markets for our products are highly competitive and influenced by large retailers with significant negotiating power. Current trends among these large retailers include increased demand for new innovative products and marketing, requiring suppliers to maintain or reduce product prices and to deliver products within shorter lead times. Our products compete both within their own product classes as well as within product distribution channels, competing with many other products for store placement and shelf space. Competition in international markets varies by country. We are aware of many competing products, some of which sell for lower prices or are produced and marketed by companies with greater financial resources than those of our Company. We rely on the awareness of our brands among end users, the value offered by those brands as perceived by consumers, product innovation and renovation and our multiple channel distributions as our primary strategies. New products and our entry into new markets typically encounter intense competition, which may require significant investments in advertising and promotional activities. When a new product achieves end-user acceptance, ongoing advertising and promotional support may be required to maintain its relative market position.
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
Item 1A. Risk Factors
The following risks and uncertainties, as well as other factors described elsewhere in this report or in our other SEC filings, could materially harm our business, financial condition and results of operations. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties that are not currently known to us, or that we currently deem immaterial, may also harm our business, financial condition and results of operations.
Global economic conditions may negatively impact our financial condition and results of operations.
Adverse developments in the global economy or key regional economies, a reduction in industrial outputs, or decreases in consumer spending or confidence could significantly decrease purchases of our products by our customers and end users. Consumer purchases of our maintenance products and homecare and cleaning products may decline during periods where disposable income is reduced or there is economic uncertainty, which would negatively impact our financial condition and results of operations. During unfavorable or uncertain economic times, end users may also increase purchases of lower-priced or non-branded products and our competitors may increase their level of advertising and promotional activities to spur sales, both of which may negatively impact our financial condition and results of operations.
In addition, our sales and operating results may be affected by uncertain or changing economic and market conditions, including war, recession, inflation, deflation, tariffs and other geopolitical trade disruptions, prolonged weak consumer demand, political instability, public health crises and natural disasters or other changes that may affect the principal markets, trade channels, and industrial segments in which we conduct our business. In the past, global supply chain issues and other macroeconomic factors resulted in an inflationary environment that led to increased raw material and other input costs. Future occurrences of inflationary environments or constraints in our supply chain and distribution networks, either globally or in key regions, may unfavorably impact our gross margin and operating results. The severity and duration of any recession or inflationary environment are uncertain and it is not possible to predict the extent to which such conditions will impact our financial results and operations in the future. It is also uncertain how such changes in recessionary or inflationary conditions could impact demand from our customers and end users. A decrease in demand from our customers and end users would harm our financial results.
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
Global operations outside the U.S. expose us to additional risks and uncertainties that could affect our financial results.
Our sales outside the U.S. were approximately 66% of consolidated net sales in fiscal year 2026. As a result, our ability to execute our strategic framework will continue to face substantial risks associated with having increased global operations outside the U.S., including, but not limited to:
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
•a dispersed employee base and requirements for compliance with varied employment regulations and labor laws, including health and safety regulations and wage and hour laws, in countries outside the U.S.; and
•varying and complex privacy laws in foreign jurisdictions.
These risks could have a significant impact on our ability to sell our products on a competitive basis in global markets outside the United States. There is uncertainty about the future relationship between the U.S. and various other countries with respect to trade policies, tariffs, tax policies and government regulations. The U.S. government has imposed significant tariffs in recent years that impact a wide variety of goods across multiple countries, including the costs of our products sold, and additional tariffs could be imposed in the future. The extent and duration of these tariffs, any retaliatory measures adopted by other countries, and their impact on economic conditions, supply chain stability, inflation, and consumer demand could adversely affect our business, financial condition, and results of operations.
Geopolitical instability, including the ongoing Russia-Ukrainian war as well as recent conflicts in the Middle East have disrupted global markets and contributed to increased market volatility. The conflict in the Middle East has caused supply chain disruptions within the EIMEA segment for our Middle East distribution network, impacting the sourcing of raw materials by certain of our third-party manufacturers as well as shipping routes to certain customers that supply to India and the Middle East. These supply chain constraints may impact our ability to service these areas, and demand for our products may be significantly impacted. These disruptions in our supply chain could damage our current and prospective customer relationships. Commodity markets remain subject to heightened levels of volatility, especially as they relate to the price of certain specialty chemicals. The duration and severity of such volatility in the price of certain specialty chemicals are highly unpredictable and may unfavorably impact our cost of products sold for as long as these conditions exist. These developments, as well as the risks outlined above, could have a material adverse effect on our business, financial condition and results of operations. Approximately 55% of our revenues in fiscal year 2026 were generated in currencies other than the U.S. Dollar, which is our reporting currency. In addition, all our foreign operating subsidiaries have functional currencies other than the U.S. Dollar, and our largest subsidiary is in the U.K. and generates significant sales in the Euro and Pounds Sterling. As a result, we are exposed to foreign currency exchange rate risk with respect to our sales, expenses, profits, cash and cash equivalents, other assets and liabilities denominated in currencies other than the U.S. Dollar. Our financial results are negatively impacted when the foreign currencies in which our subsidiary offices operate weaken relative to the U.S. Dollar. Conversely, a sustained weakening of the U.S. Dollar can have broad economic impacts that can include, but are not limited to, increased inflationary conditions in the U.S market that impacts the purchasing power of end users and could lower consumer demand. Although we use financial instruments to hedge certain foreign currency risks, primarily those associated with our U.K. subsidiary and net assets denominated in non-functional currencies, we are not fully protected against foreign currency fluctuations and, therefore, our reported earnings are affected by changes in foreign currency exchange rates. Moreover, any favorable impacts to profit margins or financial results from fluctuations in foreign currency exchange rates are likely to be unsustainable over time.
Additionally, our global operations outside the U.S. are subject to risks relating to appropriate compliance with legal and regulatory requirements in local jurisdictions, potential difficulties in staffing and managing local operations, potentially higher incidence of fraud or corruption, credit risk of local customers and distributors and potentially adverse tax consequences. As we further develop and grow our business operations outside the U.S., we are exposed to additional complexities and risks, particularly in China, Mexico, Brazil as well as other emerging markets. Our business activities in such countries create the risk of unauthorized conduct by one or more of our employees, contractors, or agents that could be in violation of U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, the Brazil Clean Company Act or other applicable anti-corruption laws and regulations. Any failure to comply with these laws, even if inadvertent, could result in significant penalties or otherwise harm our reputation and business. Although we have adopted policies and contract terms to mandate compliance with these laws and perform due diligence when necessary, there can be no assurance that all our employees, contractors and agents will comply with our requirements. Violations of these laws could be costly and disrupt our business, which could have a material adverse effect on our business, financial condition and results of operations.
Our business and financial results could suffer if we are unable to attract, retain and motivate talented employees, including senior management, and maintain our corporate culture’s relevance to our strategic plan.

Our success depends on our continuing ability to attract, engage, and develop highly qualified people who are committed to our culture and the Company. This ability creates an environment where people wish to build their careers, and the resulting retention of talent and institutional knowledge are key competitive advantages. We may be unable to attract, hire, develop and deploy talented employees in new and current markets and at the scale required by the growth of our business. In addition, our future success may increasingly depend on highly skilled employees with proficiency in working with artificial intelligence (“AI”), machine learning and other emerging technologies. Competition for these employees is intense and entities with more substantial resources may pursue this talent more aggressively. Our future performance depends in significant part on maintaining high levels of employee engagement and nurturing our values and culture. We believe that our company culture is a critical driver of our success and we invest substantial time and resources in building, maintaining and evolving our culture. Any failure to preserve and evolve our culture to maintain its relevance to our strategy could negatively affect our future success, including our ability to recruit, engage and retain employees. Our success also depends on the continued service of our executive officers, key employees and other talented people. Further, our ability to successfully execute organizational changes, including succession planning and the transition of our executive officers and key employees, is critical to the continued success of our business. The unexpected loss of the services of key employees or executive officers could have a material adverse effect on our business and prospects. In addition, certain economic conditions have led to competitive pressures in labor markets in which experienced personnel are in high demand. Since the competition for such talent is intense there can be no assurance that we can retain our key employees or attract, assimilate and retain employees who are fully engaged in the future. If we are unable to implement and successfully manage the initiatives associated with our strategic framework in accordance with our business plans, our business and financial results could be adversely affected. Moreover, there is no certainty that the implementation of the initiatives associated with our strategic framework will advance our business or financial results as intended.
If the success and reputation of one or more of our leading brands erodes, our business, financial condition and results of operations could be negatively impacted.
Our financial success is directly dependent on the success and reputation of our brands, particularly our WD-40 Brand. The success and reputation of our brands can suffer if marketing plans or product development and improvement initiatives, including the release of new products or innovative premium delivery systems such as EZ-Reach or Smart Straw, do not have the desired impact on the brands’ image or do not attract customers as intended. Our brands can also be adversely impacted due to the activities and pressures placed on them by our competitors. Further, our business, financial condition and results of operations could be negatively impacted if one of our leading brands suffers damage to its reputation due to real or perceived quality or safety issues. Quality issues, which can lead to large scale recalls of our products, can be due to product contamination, regulatory non-compliance, packaging errors, incorrect ingredients or components in our product or low-quality ingredients in our products due to suppliers delivering items that do not meet our specifications. Product quality issues, which could include lower product efficacy due to formulation changes attributable to regulatory requirements, could also result in decreased customer satisfaction in our brands resulting in lower sales and a decline in product quality could result in product liability claims. In addition, our brand value depends on our ability to maintain a positive consumer perception of our corporate integrity and brand culture. Negative claims or publicity involving us or our brand influencers, our products, or any of our key employees could damage our reputation and brand image, regardless of whether such claims have merit. This risk is compounded by the increasing use of social and digital media and networking sites by consumers, and the speed by which information and opinions are disseminated. If we are unable to anticipate or respond to various challenges in the marketplace, including trends in the market and changing consumer demands and sentiment, our financial results may be negatively impacted. Although we dedicate significant resources to brand protection in an effort to prevent or minimize brand erosion and maintain and enhance our reputation and the reputation of our brands, there can be no assurance that such efforts will be successful.
We face competition in our markets which could lead to reduced sales and profitability.
We encounter competition from similar and alternative products, many of which could be produced and marketed by major national or multinational companies. In addition, we frequently discover products in certain markets that are infringing or counterfeit reproductions of our products. The availability of counterfeits and other infringing products, particularly in China as well as emerging markets in Asia and Central Europe, could adversely impact our sales and potentially damage the value and reputation of our brands.
Our products generally compete on the basis of brand recognition, product performance, quality, price, or other benefits to consumers and meeting end-users’ needs. Advertising, promotions, merchandising and packaging also have a significant impact on consumer purchasing decisions. A newly introduced consumer product, whether improved or recently developed, usually encounters intense competition requiring substantial expenditures for advertising, sales and consumer promotion. Product adoption or consumer acceptance often requires sustained advertising, promotional support and product improvements in order to maintain or gain its relative market position. In addition, although our maintenance products often hold strong positions in certain markets, larger diversified companies may enter this market and leverage substantial resources and brand recognition to offer new competing products, which could have an adverse effect on our business, financial condition and results of operations.
Competitive activity may require us to increase our investment in marketing or reduce our sales prices, either of which would lead to reduced profit margins, or a potential loss of market share or loss of distribution, which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures faced by us or the infringement of our products and brands will not have a material adverse effect on our business, financial condition and results of operations.
Sales unit volume growth may be difficult to achieve.
Our ability to achieve sales volume growth will depend on our ability to (i) execute the initiatives associated with our strategic framework, (ii) drive growth in new geographic markets by making targeted end users aware of our products and expanding distribution and market channels, including digital commerce, (iii) drive growth within our existing markets through innovation, renovation and enhanced merchandising and marketing of our established brands, and (iv) capture market share from our competitors. It is more difficult for us to achieve sales volume growth in developed markets where our products are widely used and widely distributed as compared to developing or emerging markets where our products are newly introduced or are not as well known by consumers or as widely distributed. To protect our existing market share or capture additional market share from our competitors, we may need to increase our expenditure related to promotions and advertising or introduce and establish new products, new delivery systems or new product lines. In addition, we periodically implement sales price increases in response to increased costs associated with components, raw materials, manufacturing and distribution. For example, we implemented sales price increases during fiscal year 2026 in response to increases in our input costs as a result of macroeconomic impacts during the year, including those due to conflicts in the Middle East region. Sales price increases to offset rising costs or the impact of tariffs may slow sales volume growth or cause declines in volume as customers and end users adjust to sales price increases or purchase alternative products at lower prices. We may lose a portion of our end-user base as a result of steep price actions. In addition, the continued popularity and growth of the online retail sales channel presents both us and our customers that sell our products online with competitive pricing pressure and the challenge of balancing online and physical store retailing methods. Alternative retail channels could become more prevalent than the traditional retailers upon whom we rely for the majority of our business and operating profit. As a result of changes in end-user preference, sales are increasingly shifting to these online retail sales channels, and this shift may present a challenge in our markets where we have a less developed e-commerce business. Although we are engaged in e-commerce with respect to our products, if we are not successful in expanding sales in such alternative retail channels or we experience challenges with operating in such channels, our financial condition and results of operations may be negatively impacted. In addition, a change in the strategies of our existing customers, including shelf simplification, the discontinuation of certain product offerings or the shift in shelf space to competitors’ products could reduce our sales and potentially offset sales volume increases achieved as a result of other sales growth initiatives. If we are unable to increase market share in our existing product lines by developing product improvements, investing adequately in our existing brands, actively promote product placement and shelf space, building usage among existing and new end users, developing, acquiring or successfully launching new products or product line extensions, or successfully penetrating emerging and developing markets and sales channels globally, we may not achieve our sales volume growth objectives.
Cost volatility in finished goods, components, raw materials, transportation and other supplies or services could harm our financial condition and results of operations.
Volatility in the cost of finished goods, which are driven by changes in the cost of raw materials, components, third-party manufacturing services, freight, logistics, and other input costs, may negatively impact our financial condition and results of operations. Specialty chemicals and aerosol cans, which constitute a significant portion of the costs for many of our maintenance products, have experienced significant price volatility in the past, and may do so in the future. In particular, volatility in the price of oil indirectly impacts the cost of specialty chemicals, many of which are indexed to oil related refined products. The average price of oil increased during the second half of fiscal year 2026 in response to the geopolitical conflicts in the Middle East which increased our cost of goods sold. Fluctuations in gasoline and diesel fuel prices, driven in part by crude oil price volatility, increased regulations imposed on the freight industry, and higher demand for transportation services have resulted in increased freight costs. For example, the growth of e-commerce and the loss of low-cost trucking companies that provide ground transport for our aerosol products have increased the cost of transporting our products. Our business operations could be adversely affected by labor disputes, strikes, or lockouts particularly those involving the employees of our suppliers and contractors. Any such disruptions could lead to delays in production, increased costs, and potential loss of revenue. In the past, other macroeconomic factors resulted in an inflationary environment that compounded these impacts and led to further increases in raw material costs, manufacturing and distribution costs, and other input costs. When there are significant increases in the costs of components, raw materials, third-party manufacturing fees and other expenses, and we are not able to increase the prices of our products or achieve other cost savings to an extent that they will offset such cost increases, our gross margin and operating results will be negatively impacted.
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
•inability to maintain the confidentiality of our proprietary information or trade secrets;
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
•significant disruptions in the production or transportation of our products due to competition for materials, components, labor or services from third-party vendors; or
•inability to prevent, detect, and remediate cybersecurity attacks that could cause business disruptions.

In addition, if we are unable to contract with third-party manufacturers or suppliers for the quantity and quality levels needed for our business, we could experience disruptions in production and product delivery, and our financial results could be adversely affected. In particular, global health crises, extreme weather events, military conflicts and other macroeconomic factors have resulted in significant supply chain constraints and transportation disruptions at times. Some of the challenges that we have experienced historically include general aerosol-related production capacity constraints and competition for such capacity by other companies which utilize the same third-party manufacturers for their aerosol production. These challenges have periodically resulted in us not being able to meet the demand for our products by customers and end users in certain markets where demand for aerosols has, for certain products, outpaced the available production capacity in those markets. We monitor partnerships with our third-party manufacturers and onboard new third-party manufacturers, as necessary, in order to allow for capacity and flexibility of our supply chain. Onboarding new third-party manufacturers involves inherent risks that can include delays in setting up production, testing and potential rework to ensure production quality, and higher costs. In addition, actions we have taken in the past to increase inventory levels of certain raw materials and finished goods to mitigate challenges within supply chain and increased lead times required by suppliers, have led to higher transportation, storage and distribution costs. It is not possible to estimate the degree of the impact or the costs associated with potential future disruptions within our supply chain and distribution networks as such supply chain issues are being resolved.
Dependence on key customers could adversely affect our business, financial condition and results of operations.
We sell our products through a network of domestic and international mass retail, trade supply and consumer retailers as well as through industrial distributors and suppliers. The retail industry has historically been the subject of consolidation and, as a result, the development of large chain stores has taken place in developed markets. Today, the retail channel is comprised of several of these large chain stores that capture the bulk of the market share. Since many of our customers have been part of consolidations in the retail industry, these limited customers account for a large percentage of our net sales. Although we expect that a significant portion of our revenues will continue to be derived from this limited number of customers, our largest individual customer contributed less than 10% of our consolidated net sales in fiscal year 2026. However, changes in the strategies of our largest customers may have an adverse impact on our sales. Such changes in customer strategy may include, but are not limited to: demands for more liberal return rights, a reduction in willingness to transport and store goods of certain hazardous material ratings, a reduction in the number of brands they carry, or a shift in shelf space in favor of “private label” or competitors’ products. The loss of, or reduction in, orders from any of our most significant customers could have a material adverse effect on our business and brands, financial condition and results of operations. Large customers may also seek price reductions, price protection, added support, product deliveries within shorter lead times, non-compliance fees or promotional concessions. If we agree to such customer demands and/or requests, it could negatively impact our ability to maintain existing profit margins.
In addition, our business is primarily based upon individual sales orders, and we typically do not enter into long-term contracts with our customers. Accordingly, these customers could reduce their purchasing levels or cease buying products from us at any time and for any reason. We are also subject to changes in customer purchasing patterns or the level of promotional activities. Large promotional activities may not be repeatable and therefore may impact the timing of future ordering patterns. These types of changes may result from changes in the manner in which customers purchase and manage inventory levels, or display and promote products within their stores. Other potential factors such as customer disputes regarding pricing, shipments, fees, merchandise condition or related matters may also impact operating results. If we cease doing business with a significant customer or if sales of our products to a significant customer materially decrease, our business, financial condition and results of operations may be harmed.
Malfunctions or implementation issues related to the critical information systems that we use for the daily operations of our business, cyberattacks and data breaches could adversely affect our ability to conduct business.
We rely on information technology systems to conduct our business. We are migrating our IT operations to common software as a service (“SaaS”) and cloud-based solutions, which includes a phased transition of our enterprise resource planning (“ERP”) framework. The initial and most significant phase of this cloud-based implementation in the U.S. was completed in fiscal year 2024 and other countries have since been completed as part of this multi-year plan, including Canada and Japan. This will shift the risk to these larger SaaS and cloud-based organizations who have greater levels of resources to combat cyber attacks.

The modernizing of our internal infrastructure could create vulnerability in the technical and cybersecurity capabilities of our third-party operational vendors. We depend on these external partners to manufacture, package, warehouse, and ship our products to customers. System failures, malfunctions, or data breaches within these third-party systems, or our legacy systems still maintained by third parties, could disrupt our supply chain, delay product shipments, and impede our ability to timely process transactions and produce key financial reports.

These third-party and internal risks are further heightened by the rapidly evolving threat landscape in which cybercriminals have growing access to sophisticated tools that make the systems and partnerships we rely on increasingly difficult to defend. Cybercriminals are increasingly utilizing newer AI models to thwart security systems. These technologies could enable threats to creatively exploit vulnerabilities, executing highly sophisticated attacks that would have historically required significantly more time and technical skill. The prevention, detection, and mitigation of cyber-attacks, including ransomware and the unauthorized release of sensitive data, have become increasingly difficult. We employ business continuity plans and corporate policies governing the timely investigation and disclosure of cybersecurity incidents that safeguards against unauthorized access to confidential information. There is no guarantee these measures will prevent breaches or provide alternative operational processes in a timely manner. A material cybersecurity incident or prolonged IT failure, whether internal or external, could severely harm our business, financial condition, and results of operations. While we maintain cyber insurance, actual losses may exceed our coverage, and there is no certainty that adequate insurance will remain available on economically reasonable terms in the future.
Our ability to achieve our environmental, social and governance and sustainability initiatives are subject to emerging risks and the outcomes may not achieve the anticipated benefits or align with new regulations and stakeholders’ expectations.
There has been continued focus from regulators and other stakeholders related to environmental, social and governance (“ESG”) matters across all industries in recent years. ESG standard setting and stakeholder expectations continue to evolve. Criteria used to evaluate ESG practices and metrics may change rapidly at any time, which could result in increased expectations from stakeholders and may cause us to undertake costly initiatives to satisfy any new requirements. Non-compliance with such regulations or a failure to address stakeholder expectations may result in cost increases, litigation, fines, penalties, production and sales restrictions, brand or reputational damage, loss of customers, failure to retain and attract talent, lower valuation and investor activism. Any failure or perceived failure, whether or not valid, to pursue and fulfill our ESG initiatives and objectives or to satisfy various ESG reporting standards in a timely manner could negatively impact our financial condition and results of operations.

In 2023, the European Commission’s Corporate Sustainability Reporting Directive (“CSRD”) became effective. The CSRD expands the number of companies required to publicly report ESG-related information and defines the ESG-related information that companies are required to report in accordance with European Sustainability Reporting Standards. While CSRD rules are prescriptive for the types of data to be reported, the standards to quantify and qualify such data are still evolving and uncertain and will impose increased costs on us related to complying with our reporting obligations. In 2023, California enacted Senate Bill (“SB”) 253 and SB 261, which require large businesses conducting business in the state to report on greenhouse gas emissions in conformance with the Greenhouse Gas Protocol and climate-related financial risks in accordance with the Task Force on Climate-Related Financial Disclosures framework, respectively. The increased attention directed towards publicly traded companies surrounding ESG matters previously included the release of rules by the SEC requiring registrants to enhance and standardize disclosures related to climate change; however, those rules were stayed and remain stayed due to litigation. Following the SEC’s end of its defense of the rules in 2025, the SEC proposed in May 2026 to rescind the climate-related disclosure rules. Litigation remains unsettled, and the outcome of the rescission proposal and federal disclosure mandates remain uncertain. Additional or other climate-related disclosure rules could be proposed in the future by the SEC. We expect to be subject to these regulations in the future, which will result in cost increases. Failure to comply with such regulations could negatively impact our financial condition and results of operations.
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
We are subject to an SEC rule mandated by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that requires management to conduct annual due diligence to determine whether certain minerals and metals, known as “conflict minerals”, are contained in our products. Although we have concluded that our current products do not contain such “conflict minerals” in our annual evaluations to date, if we were to conclude that these materials exist within our products in the future, we may have difficulty verifying the origin of such materials for purposes of disclosures required by the SEC rules.
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
We are also subject to Extended Producer Responsibility (EPR) laws under which we have responsibilities to report on product sold and related packaging weights within certain markets. This results in payments of EPR fees to finance end-of-product waste management and recycling. EPR fees have been in place in EIMEA and Canada for several years and began rolling out in certain states in the U.S. in calendar year 2025, with reporting and fee compliance expanded in 2026. A delay or other inability on our part to report accurately or pay timely these fees could have a material adverse effect on our business, financial condition and results of operations.
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
Additional laws and regulations require that we carefully manage our supply chain for the production, distribution and sale of goods. Our failure to comply with any of these regulations or our inability to adequately predict how these local regulations are interpreted and applied to our business by the applicable enforcement agencies could have a materially adverse effect on our business, financial condition and results of operations.
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
Our operating results and financial performance, which include sales, gross margin, net income, earnings per common share, and cash flows, may not meet expectations. If our assumptions and estimates are incorrect or if we do not achieve all our key goals outlined in our strategic framework, then our actual performance could materially vary from our internal expectations and those of the market. Failure to meet or exceed these expectations could cause the market price of our stock to decline. In addition, the trading market for our common stock is influenced by the research and reports that securities analysts, industry analysts and other third parties publish about us or our business. We have no control over these reports or analysts. If securities or industry analysts adversely change their recommendations regarding our common stock or if any of these analysts cease coverage of us in their reports, our stock price and trading volume could decline. Our operating results and financial performance may be negatively influenced by several factors, many of which are discussed in this Item 1A “Risk Factors”.
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
We may not successfully develop, introduce or establish new products and line extensions.
Our future performance and growth depend, in part, on our ability to successfully develop and commercialize new products and line extensions. There is no certainty that we will achieve those goals. We compete in several product categories where there are frequent introductions of new products and line extensions and such product introductions often require significant expenditure and support. Our ability to understand end-user needs and preferences is key to maintaining and improving the competitiveness of our product offerings. The development and introduction of new products, as well as the renovation of current products and product lines, require substantial and effective research, development and marketing expenditure, which we may be unable to recoup if the new or renovated products do not gain widespread market acceptance. There are inherent risks associated with new product development and marketing efforts, including product development or launch delays, product performance issues during development, changing regulatory frameworks that affect the new products in development and the availability of key raw materials included in such products. These inherent risks could result in the failure of new products and product line extensions to achieve anticipated levels of market acceptance, additional costs resulting from failed product introductions and the product not being first to market. As we continue to focus on innovation and renovation of our products, our business, financial condition or results of operations could be materially adversely affected if we are not able to effectively develop and introduce new or renovated products and line or brand extensions.

If we are unable to successfully identify, complete or realize the benefits from strategic business developments, acquisitions, divestitures, joint ventures or investments, our financial results could be materially adversely affected.
We may increase growth through business development activities such as acquisitions, joint ventures, licensing or other strategic partnerships. If we are not able to identify, acquire and successfully integrate acquired products or companies or successfully manage joint ventures or other strategic partnerships, we may not be able to maximize these opportunities. The failure to properly manage business development activities because of difficulties in the integration of operations and products, the diversion of management’s attention from other business concerns, the loss of key employees or other factors could have a material adverse effect on our business, financial condition and results of operations. In addition, there can be no assurance that our business development activities will be profitable or that they will achieve sales levels, profitability or synergies that justify the investments made.
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
We distribute our products throughout the world in one of two ways: the direct distribution model, in which products are sold directly by us to wholesalers and retailers in the U.S., Canada, Mexico, Brazil, Australia, China, the U.K., France and many other countries throughout Europe; and the marketing distributor model, in which products are sold to marketing distributors who in turn sell to wholesalers and retailers. The marketing distributor model is generally used in countries where we do not have direct Company-owned operations. Instead, we work with local companies who perform the sales, marketing and distribution functions. We invest time and resources into these relationships. Should our relationship with new or existing marketing distributors be unsuccessful, our sales within such a marketing distributor’s territory could be adversely impacted until such time as a suitable replacement can be found and our key marketing strategies are implemented. There is a risk that changes in such marketing distributor relationships, including a change in key marketing distributor personnel or a transition to the direct distribution model, if not managed successfully, could result in a disruption in the affected markets and that such disruption could have a material adverse effect on our business, financial condition and results of operations. Additionally, in some countries, local laws may require substantial payments to terminate existing marketing distributor relationships, which could also have a material adverse effect on our business, financial condition and results of operations.
Product liability claims and other litigation and/or regulatory action could adversely affect our sales and operating results.
The use of our products may expose us to liability claims resulting from such use and potential enforcement actions, including the risk of recall. Claims could be based on allegations that, among other things, our products are improperly labeled or that statements we make on our labels are not accurate, contain contaminants, provide inadequate instructions regarding their use or inadequate warnings concerning their use or interactions with other substances. Product liability claims could result in negative publicity that could harm our sales and operating results. We maintain product liability insurance to protect us from loss attributable to product liability claims, but the extent of such loss could exceed available limits of insurance or could arise out of circumstances under which such insurance coverage is unavailable. Other business activities may also expose us to litigation risks, including risks that may not be covered by insurance such as contract disputes. If successful claims are asserted by regulatory agencies or third parties against us for non-compliance or uninsured liabilities or liabilities more than applicable limits of insurance coverage, our business, financial condition and results of operations may be adversely affected. If one of our products were determined to be noncompliant or mislabeled, we could be required to recall the product, which could result in significant expenses, adverse publicity and loss of revenues. Even if we are successful in defending ourselves against such claims, litigation could result in substantial cost and be a distraction to our management and employees.
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
We cannot predict how subsequent changes in the tax laws, regulations, or other guidance issued including conforming or non-conforming state tax rules, might affect our business, financial condition and results of operations. In addition, there can be no assurance that U.S. tax laws, including the corporate income tax rate, will not undergo significant additional changes in the future.
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
The assessment for possible impairment of our goodwill and intangible assets involves judgments on several significant estimates and assumptions, including macroeconomic conditions, overall category growth rates, sales growth rates, cost containment and margin expansion and expense levels for advertising and promotions and general overhead, all of which are developed from a market participant standpoint. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or intangible assets is identified, which could materially adversely affect our financial condition and results of operations. Strategic divestitures of certain businesses or brands could negatively impact our profitability as a result of a reduction in sales and operating income, decrease our cash flows, or cause us to recognize impairment charges. Changes in management estimates and assumptions related to the valuation of goodwill and intangible assets could affect our financial condition or results of operations in the future. For additional information, see Part IV – Item 15, “Exhibits, Financial Statement Schedules” Note 7 — Goodwill and Other Intangible Assets, in this report.

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
As part of our continuing education, employees are required to participate in cybersecurity awareness training at the commencement of their employment and annually thereafter. We reinforce this training with monthly internal phishing tests, conduct an extensive program of activities and training during our cybersecurity month throughout the entire month of October, and monthly cybersecurity newsletters to educate our employees on the latest cybersecurity threats and the most effective preventative measures. Additionally, we have begun using annual strategy and planning meetings to increase awareness through engaging demonstrations and videos.
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

The Audit Committee oversees our cybersecurity risk and mitigation strategies. This committee is briefed at least quarterly by management on the status and effectiveness of our cybersecurity initiatives, including policies and actions taken to monitor, identify, evaluate, mitigate, and report significant risks. The Audit Committee has specific training in overseeing cybersecurity risks, including a member who has earned Carnegie Mellon’s CERT (Certificate in Cyber-Risk Oversight) and another with a certificate earned over cybersecurity risk. In addition, the Audit Committee receives periodic briefings from external experts in the area and regularly reports its oversight activities to the full board.
Item 2.    Properties
Americas
We own and occupy an office located in San Diego, California which houses both corporate employees and employees in our Americas segment. We also lease a regional sales office in Miami, Florida, a research and development office and laboratory in Pine Brook, New Jersey and office space in Toronto, Ontario, Canada, Monterrey, Nuevo León, Mexico, and São Paulo, Brazil. In addition, we lease certain warehouse space and equipment at third-party manufacturer and distributor facilities throughout the U.S.
EIMEA
We own and occupy an office as well as a plant facility located in Milton Keynes, United Kingdom. We also lease space for our branch offices in Germany, France, Italy, Spain, Portugal and the Netherlands. In addition, we lease warehouse space at a third-party distributor facility in Denmark.
Asia-Pacific
We lease office space in Epping, New South Wales, Australia; Shanghai, China; Kuala Lumpur, Malaysia; and Tokyo, Japan.
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

PART II
Item 5.    Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the trading symbol WDFC. On October 20, 2026, the last reported sales price of our common stock on the NASDAQ Global Select Market was $201.41 per share, and there were 13,392,483 shares of common stock outstanding held by approximately 498 holders of record.
Dividends
We have historically paid regular quarterly cash dividends on our common stock. On December 10, 2025, the Board approved a 9% increase in the regular quarterly cash dividend, increasing it from $0.94 per share to $1.02 per share. On October 8, 2026, our Board declared a cash dividend of $1.02 per share payable on October 30, 2026 to stockholders of record on October 19, 2026.
Our Board presently intends to continue the payment of regular quarterly cash dividends on our common stock. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and debt covenants.
Performance Graph
The following graph compares the cumulative total stockholder return on the Company’s Common Stock with the cumulative total return of the Standard & Poor’s 500 Composite Index (“S&P 500”), the Russell 2000 Composite Stock Index (“Russell 2000”), and a peer group of companies for each of the five fiscal years ending August 31, 2026. The Company uses the same peer group for the five-year performance graph as the peer group of companies used by the Compensation and People Committee (“Compensation Committee”) of the Board of Directors to benchmark executive compensation. During fiscal year 2026, Olaplex Holdings, Inc. was removed from the peer group because it was acquired and is no longer publicly traded. Accordingly, Olaplex Holdings, Inc is excluded from the 2026 performance graph presented below.
The graph assumes that $100 was invested on August 31, 2021, in the Company’s Common Stock, the S&P 500, the Russell 2000, and the peer group, with all dividends reinvested.

	FY 2021	FY 2022	FY 2023	FY 2024	FY 2025	FY 2026
WD-40 Company	$100	$80	$93	$115	$96	$97
S&P 500	$100	$89	$103	$131	$152	$183
Russell 2000	$100	$82	$86	$102	$110	$139
Peer Group(1)	$100	$65	$83	$87	$89	$92
Baseline	$100	$100	$100	$100	$100	$100
(1)WD-40 Company’s 2026 peer group is comprised of the following 11 companies: American Vanguard Corporation, Balchem Corporation, Beyond Meat, Inc., Elf Beauty, Inc., Hawkins, Inc., Ingevity Corporation, Prestige Consumer Healthcare Inc., Sensient Technologies Corporation, The Vita Coco Company, Inc., XPEL, Inc., YETI Holdings, Inc.
Purchases of Equity Securities By the Issuer and Affiliated Purchasers
On June 16, 2025, the Board approved the extension of the expiration date to August 31, 2026 for the 2023 Repurchase Plan, which became effective on September 1, 2023 and was set to expire August 31, 2025. During the fiscal year ended August 31, 2026, the Company repurchased 139,820 shares at an average price of $211.55 per share, for a total cost of $29.6 million under this $50.0 million plan.
On June 15, 2026, the Board of Directors approved a new share repurchase plan (the “2026 Repurchase Plan”). Under the 2026 Repurchase Plan, which became effective on September 1, 2026, the Company is authorized to acquire up to $100.0 million of its outstanding shares. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer, Chief Financial Officer or Treasurer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto, including the Company’s insider trading policies. The 2026 Repurchase Plan is not subject to any expiration date and may be suspended, discontinued, or modified at any time by the Board.

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
Our products are sold in various locations around the world. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, India, the Middle East and Africa. Homecare and cleaning products are sold primarily in North America and Australia. During the fiscal year 2026, we reclassified our homecare and cleaning business in the Americas segment to held for use. We sell our products primarily through hardware stores, automotive parts outlets, industrial distributors and suppliers, mass retail and home center stores, value retailers, grocery stores, online retailers, warehouse club stores, farm supply stores, sport retailers, and independent bike dealers.

Highlights
The following summarizes the financial and operational highlights for our business during the fiscal year ended August 31, 2026:
•Consolidated net sales increased $68.0 million, or 11%, for fiscal year 2026 compared to the prior fiscal year. Changes in foreign currency exchange rates from period to period had a favorable impact of $21.8 million on consolidated net sales for the fiscal year 2026. On a constant currency basis, net sales would have increased by $46.2 million, or 7%, from period to period. This favorable impact from changes in foreign currency exchange rates mainly came from our EIMEA segment, which accounted for 38% of our consolidated sales for the twelve months ended August 31, 2026. Increases in sales volume favorably impacted net sales by approximately $38.2 million from period to period, which includes an unfavorable impact of approximately $6.2 million related to reduced sales volume driven by the sale of our HCCP business in EIMEA during fiscal year 2025. Sales volume would have increased $44.4 million for the twelve months of fiscal year 2026 on a comparable basis to prior year excluding these HCCP sales in EIMEA from the prior fiscal year. Increases in the average selling price of our products positively impacted net sales by approximately $8.0 million from period to period. Changes to net sales attributable to volumes and average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
•Gross profit as a percentage of net sales increased to 55.3% for fiscal year 2026 compared to 55.1% for the prior fiscal year.
•Consolidated net income decreased $8.6 million, or 10%, for fiscal year 2026 compared to the corresponding period of the prior fiscal year. Refer to Performance Measures and Non-GAAP Reconciliations below for non-GAAP financial measures, including adjusted net income, and their reconciliations to the most directly comparable GAAP measures. Adjusted net income increased $4.6 million, or 6% from period to period.
•Diluted earnings per common share for fiscal year 2026 were $6.08 versus $6.69 in the prior fiscal year. Refer to Performance Measures and Non-GAAP Reconciliations below for non-GAAP financial measures, including adjusted EPS, and their reconciliations to the most directly comparable GAAP measures. Adjusted EPS increased 6% from period to period.
•During the fiscal year ended August 31, 2026, we returned approximately $83.7 million to our stockholders through share repurchases and dividends.

Results of Operations
Fiscal Year Ended August 31, 2026 Compared to Fiscal Year Ended August 31, 2025
Operating Items
The following table summarizes operating data for our consolidated operations (in thousands, except percentages and per share amounts):

	Fiscal Year Ended August 31,
	2026	2025	Change from Prior Year
			Dollars	Percent
Net sales:
WD-40 Multi-Use Product	$532,651	$477,961	$54,690	11%
WD-40 Specialist	99,083	81,962	17,121	21%
Other maintenance products	34,208	31,043	3,165	10%
Total maintenance products	665,942	590,966	74,976	13%
HCCP(1)	22,051	29,019	(6,968)	(24)%
Total net sales	687,993	619,985	68,008	11%
Cost of products sold	307,498	278,642	28,856	10%
Gross profit	380,495	341,343	39,152	11%
Operating expenses	271,558	237,550	34,008	14%
Income from operations	$108,937	$103,793	$5,144	5%
Net income (2)	$82,346	$90,994	$(8,648)	(10)%
EPS – diluted (3)	$6.08	$6.69	$(0.61)	(9)%
Shares used in diluted EPS	13,497	13,567	(70)	(1)%
(1)Approximately $6.2 million of the decrease in net sales of HCCP for the fiscal year ended August 31, 2026 was driven by the sale of our HCCP business in EIMEA during fiscal year 2025.
(2)During the second quarter of fiscal year 2025, we released an uncertain tax position that generated a favorable income tax adjustment of $11.9 million. During the third quarter of fiscal year 2026, we reclassified certain homecare and cleaning products in the Americas and recorded an additional $1.3 million of related amortization expense. Excluding these one-time items, on a non-GAAP basis, net income would have increased 6% compared to prior year.
(3)Excluding the one-time items discussed above, on a non-GAAP basis, diluted EPS would have increased 6% compared to the prior year.

Net Sales by Segment
The following table summarizes net sales by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2026	2025	Change from Prior Year
			Dollars	Percent
Americas	$326,177	$290,599	$35,578	12%
EIMEA (1)	259,290	236,434	22,856	10%
Asia-Pacific	102,526	92,952	9,574	10%
Total	$687,993	$619,985	$68,008	11%
(1)Prior fiscal year net sales include sales related to our EIMEA HCCP business, which was sold at the end of fiscal year 2025 and is no longer included in current year results. The divestiture resulted in approximately $6.2 million reduction in net sales for the twelve months ended August 31, 2026. Therefore, on a non-GAAP basis, sales would have increased 13%.

Americas Sales

The following table summarizes net sales by product line for the Americas segment, which includes the U.S., Canada and Latin America (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2026	2025	Change from Prior Year
			Dollars	Percent
WD-40 Multi-Use Product	$254,482	$224,811	$29,671	13%
WD-40 Specialist	40,219	34,990	5,229	15%
Other maintenance products	19,037	17,033	2,004	12%
Total maintenance products	313,738	276,834	36,904	13%
HCCP	12,439	13,765	(1,326)	(10)%
Total net sales	$326,177	$290,599	$35,578	12%
% of consolidated net sales	47%	47%
CC Net sales – non-GAAP (1)	$321,966	$290,599	$31,367	11%
Currency impact on current period – non-GAAP (1)	$4,211
(1)Current fiscal year constant currency net sales translated at the foreign currency exchange rates in effect for the corresponding period of the prior fiscal year, compared to prior period actual net sales.
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Americas segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

Increase in average selling price(1)	$0.6	$2.2	$0.4	$—	$3.2
Increase in sales volume(1)	1.4	2.8	21.1	2.9	28.2
Currency impact on current period – non-GAAP	0.4	1.3	1.6	0.9	4.2
Increase in net sales	$2.4	$6.3	$23.1	$3.8	$35.6
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Americas Sales – Fiscal Year Ended – August 31, 2026 Compared to August 31, 2025
Net sales in the Americas segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $29.7 million, or 13%, primarily due to increases in U.S. and Latin America of $21.6 million and $6.8 million, respectively. U.S. sales increased primarily due to growth in online retail sales, new distribution and increased promotional programs, which included a significant promotional program for the sale of limited-edition cans involving Disney Entertainment, The Home Depot, and WD-40 Brand. Latin America sales increased primarily due to favorable period to period changes in foreign currency exchange rates as well as expanded distribution and successful promotional activities, most significantly in Mexico and Brazil. Latin America distributor markets, such as Argentina and Ecuador, increased most significantly in the fourth quarter of fiscal year 2026 as a result of enhanced inventory sourcing and distribution.
•WD-40 Specialist sales increased $5.2 million, or 15%, primarily due to increased sales volumes in the U.S. and Latin America, primarily from our large retailers and online retailers. WD-40 Specialist sales in the U.S. were driven by enhanced product placement at certain large retail customers, as well as growth in online retail sales primarily due to improved product listings and pricing. Mexico sales increased primarily due to expanded promotional and marketing activities, as well as increased distribution in our industrial sector.
•Other maintenance product sales increased $2.0 million, or 12%, primarily due to increases in sales volume in the U.S. due to increased sales in online retailers.

•Homecare and cleaning product sales decreased $1.3 million, or 10%. Our HCCP products are considered harvest brands, which continue to provide positive returns but have become a smaller part of the business as we continue to emphasize focus on sales growth of maintenance products. We have continued to sell HCCP brand products but with a reduced level of marketing investment over time.
For the Americas segment, 72% of sales came from the U.S., and 28% of sales came from Canada and Latin America combined for both the fiscal year ended August 31, 2026 and 2025.
EIMEA Sales
The following table summarizes net sales by product line for the EIMEA segment, which includes Europe, India, the Middle East and Africa (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2026	2025	Change from Prior Year
			Dollars	Percent
WD-40 Multi-Use Product	$200,662	$181,604	$19,058	10%
WD-40 Specialist	44,543	35,651	8,892	25%
Other maintenance products	14,085	12,963	1,122	9%
Total maintenance products	259,290	230,218	29,072	13%
HCCP (1)	—	6,216	(6,216)	(100)%
Total net sales	$259,290	$236,434	$22,856	10%
% of consolidated net sales	38%	38%
CC Net sales – non-GAAP (2)	$244,284	$236,434	$7,850	3%
Currency impact on current period – non-GAAP (2)	$15,006
(1)During the fourth quarter of fiscal year 2025, we completed the sale of the EIMEA HCCP businesses.
(2)Current fiscal year constant currency net sales translated at the foreign currency exchange rates in effect for the corresponding period of the prior fiscal year, compared to prior period actual net sales.
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the EIMEA segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year

Decrease in average selling price (1)	$(0.2)	$(0.5)	$(0.6)	$3.0	$1.7
Decrease in sales volume due to sale of HCCP (2)	(1.6)	(1.5)	(1.1)	(2.0)	(6.2)
Increase (decrease) in sales volume (1)	(0.2)	—	7.2	5.3	12.3
Currency impact on current period – non-GAAP	3.2	7.3	4.4	0.1	15.0
Increase in net sales	$1.2	$5.3	$9.9	$6.4	$22.8
(1)During the fourth quarter of fiscal year 2025, we completed the sale of the EIMEA HCCP business.
(2)Current fiscal year constant currency net sales translated at the foreign currency exchange rates in effect for the corresponding period of the prior fiscal year, compared to prior period actual net sales.
The countries and regions in Europe where we sell through a direct sales force include the U.K., Ireland, Italy, France, Iberia (which includes Spain and Portugal), DACH (which includes Germany, Austria and Switzerland) and Benelux (which includes Belgium, the Netherlands and Luxembourg). The regions in the EIMEA segment where we sell through local distributors include the Middle East, Africa, India, Eastern and Northern Europe.

EIMEA Sales – Fiscal Year Ended – August 31, 2026 Compared to August 31, 2025
Net sales increased in the EIMEA segment from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $19.1 million, or 10%. Net sales were positively impacted by favorable changes in foreign currency exchange rates. On a constant currency basis, sales would have increased by approximately 4% period over period. Sales increased most significantly in our direct markets most notably in France, Italy and Iberia, primarily due to successful promotional activities and merchandising efforts, particularly in our hardware stores and value retailers. Our distributor markets, particularly India, increased primarily due to increased sales volume from enhanced inventory sourcing and distribution, successful promotional activity, as well as slight volume increases from customers purchasing in anticipation of price increases. These increases in sales were slightly offset by decreased volumes in the Middle East, particularly Saudi Arabia and the UAE region, due to timing of customer orders as a result of strategic distribution changes we made in the first half of fiscal year 2026.
•WD-40 Specialist sales increased $8.9 million, or 25%. Net sales were positively impacted by favorable changes in foreign currency exchange rates. On a constant currency basis, sales would have increased by approximately 18% period over period. Net sales increased most significantly in France and Iberia direct markets which increased $3.8 million and $1.5 million, respectively. Sales growth in France and Iberia benefited from strong sales volume growth due to increased promotional activities as well as new product launches.
•Other maintenance product sales increased $1.1 million, or 9%, primarily due to favorable changes in foreign currency exchange rates. On a constant currency basis, sales would have increased by approximately 2% period over period.
Asia-Pacific Sales
The following table summarizes net sales by product line for the Asia-Pacific segment, which includes Australia, China and other countries in the Asia region (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2026	2025	Change from Prior Year
			Dollars	Percent
WD-40 Multi-Use Product	$77,507	$71,546	$5,961	8%
WD-40 Specialist	14,321	11,321	3,000	26%
Other maintenance products	1,086	1,047	39	4%
Total maintenance products	92,914	83,914	9,000	11%
HCCP	9,612	9,038	574	6%
Total net sales	$102,526	$92,952	$9,574	10%
% of consolidated net sales	15%	15%
CC Net sales – non-GAAP (1)	$99,959	$92,952	$7,007	8%
Currency impact on current period – non-GAAP (1)	$2,567
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
The following table summarizes management’s estimates of effects on net sales of changes in price, volume and foreign currency exchange rate impacts for the Asia-Pacific segment (in millions):

	Change from Prior Year
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Increase in average selling price(1)	$1.3	$1.1	$0.2	$0.5	$3.1
Increase (decrease) in sales volume(1)	(3.8)	2.2	3.8	1.7	3.9
Currency impact on current period – non-GAAP	(0.2)	0.7	1.2	0.9	2.6
Increase (decrease) in net sales	$(2.7)	$4.0	$5.2	$3.1	$9.6
(1)Management’s estimates of changes in net sales attributable to volumes and the average selling price of our products are impacted by differences in sales mix related to products, markets and distribution channels from period to period.
Asia-Pacific Sales – Fiscal Year Ended – August 31, 2026 Compared to August 31, 2025
Net sales in the Asia-Pacific segment increased from period to period, highlighted by the following:
•WD-40 Multi-Use Product sales increased $6.0 million, or 8%, primarily due to sales increases in China and Australia of $5.3 million and $1.0 million, respectively. Sales in China increased due to increased sales volume from successful promotional programs and marketing activities, including the use of online influencers, as well as increased distribution through our online retailers and industrial channels. Sales in Australia increased primarily due to increased sales volumes from our key customers as a result of successful promotional activity.
•WD-40 Specialist sales increased $3.0 million, or 26%, primarily due to a $2.0 million increase in China, as well as a $0.6 million increase in Australia. Sales in China increased due to increased sales volume from successful promotional programs and marketing activities, including sampling, as well as increased distribution through our online retailers and industrial channels.
•Homecare and cleaning product sales increased $0.6 million or 6%, primarily due to higher sales volume in Australia attributable to successful promotional activities, improved packaging and new product releases.
Gross Profit
The following general information is important when assessing fluctuations in our gross margin:
•There is often a delay before changes in costs of raw materials, such as specialty chemicals used in the formulation of our products, impact cost of products sold due to production and inventory life cycles. Such delays increase with higher production and inventory levels.
•During fiscal year 2026, the conflict in the Middle East resulted in an increase in the costs of oil and related petroleum-based specialty chemicals used in our maintenance products. Due to inventory life cycles mentioned above, these increased costs most significantly affected our cost of products sold in the fourth quarter of fiscal year 2026. These increased costs impacted our gross margin by 370 basis points in the fourth quarter of fiscal year 2026 compared to the fourth quarter of the prior fiscal year. We have implemented price increases in certain regions to mitigate the impact of these cost increases in fiscal year 2027.
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
•In the EIMEA segment, the cost of our products sold are generated in the Euro and Pound Sterling. The strengthening or weakening of the Pound Sterling and Euro against the U.S. Dollar may result in foreign currency related changes to the gross margin percentage in the EIMEA segment from period to period.
•Our gross profit and gross margin may not be comparable to those of other consumer product companies, since some of these companies include all costs related to distribution of their products in cost of products sold, whereas we exclude the portion associated with amounts paid to third parties for shipment to our customers from our distribution centers and contract manufacturers and include these costs in selling, general and administrative expenses. These costs totaled $21.0 million and $18.2 million for the fiscal years ended August 31, 2026 and 2025, respectively.
The following table summarizes gross margin and gross profit (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2026	2025	Change from Prior Year
Gross profit	$380,495	$341,343	$39,152
Gross margin	55.3%	55.1%	20	bps (1)
(1)Basis points (“bps”) change in gross margin.
Gross Margin – Fiscal Year Ended – August 31, 2026 Compared to August 31, 2025
Gross margin increased 20 bps primarily due to the following favorable (unfavorable) impacts:

Favorable (unfavorable)	Explanations
80 bps	Increases in average selling prices
(80) bps	Other raw materials and components costs
Selling, General and Administrative (“SG&A”) Expenses

	Fiscal Year Ended August 31,
	2026	2025	Change from Prior Year
			Dollars	Percent
SG&A expenses	$225,041	$199,936	$25,105	13%
% of net sales	32.7%	32.2%
SG&A Expenses – Fiscal Year Ended – August 31, 2026 Compared to August 31, 2025
SG&A expenses were unfavorably impacted by foreign currency exchange rates. On a constant currency basis, SG&A expenses would have increased by $18.9 million, or 9% from period to period. The increase in SG&A expenses was primarily due to increases in employee-related costs of $11.1 million due to higher headcount, increased incentive compensation expenses, annual compensation increases, and other employee-related cost. These higher employee-related costs are to support various sales growth initiatives identified within our strategic framework and the enhancement of our information systems. SG&A expenses increased $2.1 million as a result of higher freight expenses, most notably in our EIMEA segment. The higher freight expenses in our EIMEA segment were related to supply chain disruptions as a result of the conflict in the Middle East. Software licenses and fees increased $2.0 million primarily due to increased users and costs related to cloud computing solutions across all regions. In addition, SG&A expenses increased due to higher travel and meeting expense across all three segments primarily in support of growth related initiatives.
We continued our research and development investment, almost entirely associated with our maintenance products, including efforts focused on sustainability, innovation and renovation of our products. Research and development costs for the fiscal years ended August 31, 2026 and 2025 were $8.1 million and $8.7 million, respectively. Our research and development team engages in consumer research, environmental and sustainability initiatives, product development, product improvements and testing activities. This team leverages its development capabilities by collaborating with a network of outside resources including our current and prospective third-party contract manufacturers. The level and types of expenses incurred within research and development can vary from period to period depending upon the types of activities being performed.

Advertising and Sales Promotion (“A&P”) Expenses

	Fiscal Year Ended August 31,
	2026	2025	Change from Prior Year
			Dollars	Percent
A&P expenses	$44,706	$37,431	$7,275	19%
% of net sales	6.5%	6.0%
A&P Expenses – Fiscal Year Ended – August 31, 2026 Compared to August 31, 2025
A&P expenses were unfavorably impacted by changes in foreign currency exchange rates. On a constant currency basis, A&P expenses would have increased by $6.0 million, or 16% period to period. The increase in A&P expenses was primarily due to a higher level of advertising and promotional programs in the U.S. as a result of royalty expenses associated with a licensing agreement for the sale of limited-edition promotional cans sold to one of our large customers and a higher level of promotional programs and marketing support in the EIMEA segment.
As a percentage of net sales, A&P expenses may fluctuate period to period based upon the type of marketing activities we employ and the period in which the costs are incurred. Total promotional costs recorded as a reduction to sales were $40.5 million and $34.3 million for the fiscal years ended August 31, 2026 and 2025, respectively. Therefore, our total expenditure on A&P activities totaled $85.2 million and $71.7 million for the fiscal years ended August 31, 2026 and 2025, respectively.
Income from Operations by Segment
The following table summarizes income from operations by segment (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2026	2025	Change from Prior Year
			Dollars	Percent
Americas	$68,888	$65,393	$3,495	5%
EIMEA	58,973	52,331	6,642	13%
Asia-Pacific	30,893	30,813	80	—%
Unallocated corporate (1)	(49,817)	(44,744)	(5,073)	(11)%
Total	$108,937	$103,793	$5,144	5%
(1)Unallocated corporate expenses are general corporate overhead expenses not directly attributable to any one of the business segments. These expenses are reported separate from our identified segments and are included in Selling, General and Administrative expenses on our consolidated statements of operations.
Americas
Americas Operating Income – Fiscal Year Ended – August 31, 2026 Compared to August 31, 2025
Income from operations for the Americas segment increased to $68.9 million, up $3.5 million, or 5%, primarily due to a $35.6 million increase in sales and a higher gross margin, which was partially offset by higher operating expenses. Gross margin for the Americas segment increased from 52.1% to 53.0% primarily due to the favorable impact of increases in average selling prices, decreases in costs of aerosol cans and lower fill fees, partially offset by increases in the costs of petroleum-based specialty chemicals. Operating expenses increased $18.0 million primarily due to a $16.1 million increase in the U.S. primarily as a result of increased employee-related costs, higher costs associated with our information systems, and a higher level of advertising and promotional costs and royalty expenses associated with the sale of limited-edition promotional cans. Operating income as a percentage of net sales decreased from 22.5% to 21.1% period over period.

EIMEA
EIMEA Operating Income – Fiscal Year Ended – August 31, 2026 Compared to August 31, 2025
Income from operations for the EIMEA segment increased to $59.0 million, up $6.6 million, or 13%, primarily due to a $22.9 million increase in sales and a higher gross margin, which was partially offset by higher operating expenses. Gross margin for the EIMEA segment increased slightly from 57.3% to 57.7% primarily due to increases in average selling prices, decreases in costs of aerosol cans and lower fill fees, partially offset by increases in the costs of petroleum-based specialty chemicals, higher warehousing fees and other input costs. Operating expenses increased $7.5 million primarily due to higher employee-related costs as a result of annual compensation increases as well as increased costs associated with higher headcount. Higher freight expenses as a result of the supply chain disruptions related to the conflict in the Middle East increased operating expenses period over period. Operating income as a percentage of net sales increased from 22.1% to 22.7% period over period.
Asia-Pacific
Asia-Pacific Operating Income – Fiscal Year Ended – August 31, 2026 Compared to August 31, 2025
Income from operations for the Asia-Pacific segment remained relatively constant period over period. Asia-Pacific sales increased $9.6 million, which was offset by a lower gross margin and an increase in operating expenses. Gross margin for the Asia-Pacific segment decreased from 58.7% to 56.6% primarily due to increases in the costs of petroleum-based specialty chemicals. Operating expenses increased $3.4 million from period to period primarily due to higher employee-related costs as a result of annual compensation increases, higher fringe benefits, higher accrued incentive compensation costs as well as increased costs associated with higher headcount. Operating income as a percentage of net sales decreased from 33.1% to 30.1% period over period.
Unallocated Corporate
Unallocated Corporate Expenses – Fiscal Year Ended – August 31, 2026 Compared to August 31, 2025
Unallocated Corporate expenses increased to $49.8 million, up $5.1 million, or 11% primarily due to higher employee-related costs as a result of increased headcount and annual compensation increases, as well as higher incentive compensation costs and stock-based compensation expense.
Non-Operating Items
The following table summarizes non-operating income and expenses for our consolidated operations (in thousands):

	Fiscal Year Ended August 31,
	2026	2025	Change
Interest income	$671	$517	$154
Interest expense	$2,774	$3,441	$(667)
Other income (expense), net	$(335)	$757	$(1,092)
Provision for income taxes	$24,153	$10,632	$13,521
Interest Income
Interest income was not significant for both the fiscal years ended August 31, 2026 and 2025.
Interest Expense
Interest expense decreased $0.7 million primarily due to lower aggregate outstanding balances as well as lower average interest rates on our revolving credit agreement from period to period.

Other Income (Expense), Net
Other income (expense), net, changed by $1.1 million from period to period which was primarily due to net foreign currency gains during fiscal year 2025 as compared to net foreign currency exchange losses in fiscal year 2026 due to fluctuations in the foreign currency exchange rates for both the Euro against the U.S. Dollar.
Provision for Income Taxes
The provision for income taxes was 22.7% and 10.5% of income before income taxes for the fiscal years ended August 31, 2026 and 2025, respectively. During the prior fiscal year, we released an uncertain tax position that generated a favorable income tax adjustment. For further descriptions of impacts on our effective income tax rate, see Note 15 — Income Taxes which is incorporated by reference to Part IV—Item 15, “Exhibits, Financial Statement Schedules”, included in this report.
Net Income
Net income was $82.3 million, or $6.08 per common share on a fully diluted basis, for fiscal year 2026 compared to $91.0 million, or $6.69 per common share on a fully diluted basis, for the prior fiscal year. Excluding the one-time items discussed below in Performance Measures and Non-GAAP Reconciliations, net income would have increased $4.6 million and adjusted EPS would have increased $0.36.
Fiscal Year Ended August 31, 2025 Compared to Fiscal Year Ended August 31, 2024
For discussion related to changes in financial condition and the results of operations for fiscal year 2025 compared to fiscal year 2024, refer to Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, which was filed with the SEC on October 27, 2025.
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
Beginning in the third quarter of fiscal year 2026, we reassessed the performance measures used to evaluate our operating performance to better prioritize reinvestment and support long-term value creation. In conjunction with this reassessment, we have developed a new Enduring Business Model, which will replace our previous 55/30/25 business model. Key components of our Enduring Business Model include net sales, gross margin, and Adjusted EBITDA, the latter of which is a non-GAAP performance measure. Our Enduring Business Model reflects our long-term approach to value creation and performance management. The model targets annual net sales growth of 5% to 9% on a constant currency basis, gross margin above 55% as a percentage of net sales, and Adjusted EBITDA growth that exceeds the net sales growth rate. We believe these targets provide a disciplined framework for achieving sustainable growth, strong profitability, and consistent long-term returns for our stockholders.
We have continued to report the results of our 55/30/25 business model through the end of fiscal year 2026. Beginning in fiscal year 2027, we will transition to report only the performance measures described above on an annual basis. This change reflects our intent to align our metrics more closely with our long-term strategy to drive growth and deliver sustainable long-term returns.

The following table summarizes the results of these performance measures:

	Fiscal Year Ended August 31,
	2026	2025	2024
Gross margin – GAAP	55%	55%	53%
Cost of doing business as a percentage of net sales – non-GAAP	38%	37%	36%
Adjusted EBITDA as a percentage of net sales – non-GAAP (1)	18%	18%	18%
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
Cost of Doing Business (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2026	2025	2024
Total operating expenses – GAAP	$271,558	$237,550	$218,876
Amortization (1) (in operating departments)	(3,627)	(1,868)	(2,327)
Depreciation (in operating departments)	(4,034)	(3,634)	(4,112)
Cost of doing business	$263,897	$232,048	$212,437
Net sales	$687,993	$619,985	$590,557
Cost of doing business as a percentage of net sales – non-GAAP	38%	37%	36%
(1)    Includes amortization of definite-lived intangible assets and cloud computing amortization.
Adjusted EBITDA (in thousands, except percentages):

	Fiscal Year Ended August 31,
	2026	2025	2024
Net income – GAAP	$82,346	$90,994	$69,644
Provision for income taxes	24,153	10,632	21,864
Interest income	(671)	(517)	(474)
Interest expense	2,774	3,441	4,287
Amortization (1)(2)	4,013	2,254	2,327
Depreciation(2)	8,174	7,622	8,350
Adjusted EBITDA	$120,789	$114,426	$105,998
Net sales	$687,993	$619,985	$590,557
Adjusted EBITDA as a percentage of net sales – non-GAAP	18%	18%	18%
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
The following is a reconciliation of Net income to Adjusted Net income and Diluted EPS to Adjusted Diluted EPS (in thousands, except for per share amounts):

	Fiscal Year Ended August 31,
	2026	2025	2024
Net Income - GAAP	$82,346	$90,994	$69,644
Release of Uncertain Tax Position - Tax Cut and Jobs Act (1)	—	(11,929)	—
Amortization related to reclassification of held for sale assets (2)	1,343	—	—
Adjusted Net Income - non-GAAP	$83,689	$79,065	$69,644

Diluted EPS - GAAP	$6.08	$6.69	$5.11
Impact of non-GAAP adjustments (1)(2)	0.10	(0.87)	—
Adjusted Diluted EPS - non-GAAP	$6.18	$5.82	$5.11
(1)    Includes the tax impact on adjustment.
(2)    Certain assets of the Company’s homecare and cleaning product businesses were reclassified from held for sale to held for use during the third quarter of fiscal year 2026. Refer to Note 3 — Assets Held for Sale for additional information and related amortization thereof.
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
We have historically held a balance of outstanding draws on our line of credit in either U.S. Dollars in the Americas segment or in Euros and Pounds Sterling in the EIMEA segment. Euro and Pound Sterling denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates. We regularly convert many of our draws on our line of credit to new draws with new maturity dates and interest rates. We have the ability to refinance any draws under the line of credit with successive short-term borrowings through the April 30, 2029 maturity date of the Credit Agreement. Outstanding draws for which we have both the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. As of August 31, 2026, $20.8 million of this facility was classified as long-term and was entirely denominated in Euros. In the United States, we held $65.2 million in fixed rate long-term borrowings as of August 31, 2026, consisting of senior notes under our Note Agreement. We paid $0.8 million in principal payments on our Series A Notes during fiscal year 2026. There were no other letters of credit outstanding or restrictions on the amount available on our line of credit or notes. Per the terms of both the Note Agreement and the Credit Agreement, our consolidated leverage ratio cannot be greater than three and a half to one and our consolidated interest coverage ratio cannot be less than three to one. See Note 10 — Debt, incorporated by reference to Part IV—Item 15, “Exhibits, Financial Statement Schedules” for additional information on these agreements and related financial covenants. At August 31, 2026, we were in compliance with all material debt covenants. We continue to monitor our compliance with all debt covenants and, at the present time, we believe that the likelihood of being unable to satisfy all material covenants is remote. At August 31, 2026, we had a total of $70.6 million in cash and cash equivalents. We do not foresee any ongoing issues with repaying our borrowings and we closely monitor the use of this credit facility.
We believe that our future cash from domestic and international operations, together with our access to funds available under our unsecured revolving credit facility, will provide adequate resources to fund short-term and long-term operating requirements, capital expenditures, dividend payments, acquisitions, new business development activities and share repurchases.
On June 15, 2026, the Board of Directors approved a new share repurchase plan (the “2026 Repurchase Plan”). Under the 2026 Repurchase Plan, which became effective on September 1, 2026, the Company is authorized to acquire up to $100.0 million of its outstanding shares. For additional information on this plan, refer to the terms and conditions of the 2026 Repurchase Plan in Note 11 — Share Repurchase Plan, incorporated by reference to Part IV—Item 15, “Exhibits, Financial Statement Schedules” included in this report.
Cash Flows
The following table summarizes our cash flows by category for the periods presented (in thousands):

	Fiscal Year Ended August 31,
	2026	2025	2024
Net cash provided by operating activities	$104,977	$87,925	$92,034
Net cash used in investing activities	(6,651)	(2,388)	(9,735)
Net cash used in financing activities	(86,706)	(74,116)	(83,936)
Effect of exchange rate changes on cash and cash equivalents	857	10	193
Net increase (decrease) in cash and cash equivalents	$12,477	$11,431	$(1,444)
Operating Activities
Net cash provided by operating activities increased $17.1 million to $105.0 million for fiscal year 2026. Cash flows from operating activities depend heavily on operating performance and changes in working capital. Our primary source of operating cash flows for fiscal year ended August 31, 2026 was net income of $82.3 million, which decreased $8.6 million from period to period. In the prior period, we released an uncertain tax position that resulted in a net benefit of $11.9 million, which is discussed in Note 15 — Income Taxes, incorporated by reference to Part IV—Item 15, “Exhibits, Financial Statement Schedules” to the consolidated financial statements. Excluding this one-time benefit from the prior fiscal year, net income would have increased $3.3 million.
Changes in working capital balances depend heavily on the impact of timing of payments made to vendors and tax authorities as well as collections from customers. Changes in our working capital decreased net cash provided by operating activities by $10.5 million in the prior period, compared to $1.5 million for the fiscal year 2026. This favorable change in the current year was primarily due to changes in income tax receivable balance as the prior period balances were larger in our EIMEA segment.
Investing Activities
Net cash used in investing activities increased $4.3 million to $6.7 million for fiscal year 2026 primarily due to the renovation and equipping of our Australia office building that was completed in fiscal year 2026. In addition, the U.S. had a higher level of manufacturing-related capital expenditures period over period.

Financing Activities
Net cash used in financing activities increased $12.6 million to $86.7 million for fiscal year 2026. This increase is primarily due to an increase in treasury stock repurchases of $17.3 million and increases in dividends paid to our stockholders of $3.8 million, partially offset by decreases in net borrowings from our revolving credit facility of $7.9 million. Borrowings and repayments under the revolving line of credit facility resulted in no net cash impact during fiscal year 2026, compared to net payments of $7.9 million in fiscal year 2025.
Effect of Exchange Rate Changes
All of our foreign subsidiaries currently operate in currencies other than the U.S. Dollar and a significant portion of our consolidated cash balance is denominated in these foreign functional currencies, particularly at our U.K. subsidiary. As a result, our cash and cash equivalents balances are subject to the effects of the fluctuations in these functional currencies against the U.S. Dollar at the end of each reporting period. The net effect of exchange rate changes on cash and cash equivalents, when expressed in U.S. Dollar terms, was not significant in fiscal years 2026, 2025 and 2024.
Cash Flows
Fiscal Year Ended August 31, 2025 Compared to Fiscal Year Ended August 31, 2024
For discussion related to changes in the consolidated statements of cash flows for fiscal year 2025 compared to fiscal year 2024, refer to Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2025, which was filed with the SEC on October 27, 2025.
Share Repurchase Plans
The information required by this item is incorporated by reference to Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 11 — Share Repurchase Plan, included in this report.
Dividends
We have historically paid regular quarterly cash dividends on our common stock. On December 10, 2025, our Board approved a 9% increase in the regular quarterly cash dividend, increasing it from $0.94 per share to $1.02 per share. On October 8, 2026, our Board declared a cash dividend of $1.02 per share payable on October 30, 2026 to stockholders of record at the close of business on October 19, 2026. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.
Contractual Obligations
We hold borrowings under our Note Purchase and Private Shelf Agreement with fixed repayment requirements and under a Revolving Credit Facility that has variable underlying interest rates. Our outstanding Series B notes are scheduled to mature in November 2027. We anticipate meeting this obligation through a combination of available cash on hand, cash generated from operations and, if needed, additional borrowings under our revolving credit facility. For additional information on these debt instruments, including our ability and intent assessment related to our credit facility agreement with Bank of America, N.A., refer to the information set forth in Part IV—Item 15, “Exhibits, Financial Statement Schedules”, Note 10 — Debt.
We have ongoing relationships with various suppliers (contract manufacturers) that manufacture our products, and third-party distribution centers that warehouse and ship our products to customers as well as adhere to certain minimum purchase obligations with these contract manufacturers. For additional details on these purchase commitments, refer to the information set forth in Part IV—Item 15, “Exhibits, Financial Statement Schedules” Note 14 — Commitments and Contingencies.
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
In determining the transaction price, management evaluates whether the price is subject to refunds or adjustments related to variable consideration to determine the net consideration to which we expect to be entitled. We record estimates of variable consideration as a reduction of sales in the consolidated statements of operations. Variable consideration primarily includes rebates/other discounts (cooperative marketing programs, volume-based discounts, shelf price reductions and allowances for shelf space, charges from customers for services they provided to us related to the sale and penalties/fines charged to us by our customers for failing to adhere to contractual obligations), coupon offers, cash discount allowances, and sales returns. These estimates are based on the expected value method considering all reasonably available information, including current and past trade promotion spending patterns, status of trade promotion activities and the interpretation of historical spending trends by customer and category, customer agreements and/or currently known factors that arise in the normal course of business. We review our assumptions and adjust these estimates accordingly on a quarterly basis. Our consolidated financial statements could be materially impacted if the actual promotion rates are different from the estimated rates. If our accrual estimates for sales incentives at August 31, 2026 were to differ by 10%, the impact on net sales would be approximately $1.4 million.
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
Interest Rate Risk
As of August 31, 2026, we had a $20.8 million outstanding balance on our existing $125.0 million revolving credit facility agreement with Bank of America, N.A. This $125.0 million revolving credit facility is subject to interest rate fluctuations. Under the terms of the credit facility agreement, we make borrowings in U.S. Dollars or in foreign currencies from time to time until April 30, 2029. In addition, we had $65.2 million in fixed rate borrowings consisting of senior notes under our note purchase agreements as of August 31, 2026. For additional details on our long-term borrowings as of August 31, 2026, refer to the information set forth in Part IV—Item 15, “Exhibits, Financial Statement Schedules” and Note 10 — Debt. Interest rates associated with this revolving credit facility are based on the following rates:
•Secured Overnight Financing Rate (U.S. Dollar borrowings)
•Sterling Overnight Index Average Reference Rate (Pound Sterling borrowings)
•Euro Interbank Offered Rate (Euro borrowings)
As of August 31, 2026, our primary interest rate exposure was from changes in interest rates which affect the variable rate on our revolving credit facility. Based on the outstanding balance on our revolving credit facility during the fiscal year 2026, the annualized effect of a one percentage point increase in variable interest rates would have resulted in a pretax reduction of our earnings and cash flows that is not significant in fiscal year 2026. During the fiscal year 2026, our weighted average cost of short-term debt, including both fixed and variable rate borrowings, was 4.7%. As of August 31, 2026, we had no short-term outstanding borrowings on our revolving credit facility.
Item 8.    Financial Statements and Supplementary Data
Our consolidated financial statements at August 31, 2026 and 2025 and for each of the three fiscal years in the period ended August 31, 2026, and the Report of Independent Registered Public Accounting Firm, are included in Item 15 of this report.
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of August 31, 2026, the end of the period covered by this report (the “Evaluation Date”), and they have concluded that, as of the Evaluation Date, such controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act. Although management believes the Company’s existing disclosure controls and procedures are adequate to enable the Company to comply with its disclosure obligations, management continues to review and update such controls and procedures. The Company has a disclosure committee, which consists of certain members of the Company’s senior management.

Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on that evaluation, management concluded that its internal control over financial reporting is effective as of August 31, 2026.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, which audited and reported on the consolidated financial statements of the Company included in Item 15 of this report, has audited the effectiveness of the Company’s internal control over financial reporting as of August 31, 2026, as stated in their report included in Item 15 of this report.
Changes in Internal Control over Financial Reporting
There were no changes to the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter ended August 31, 2026, that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
During the three months ended August 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) informed the Company of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Certain information required by this item is incorporated by reference in sections under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Director Nominees,” “Insider Trading Policy,” and “Related Party Transactions Review and Oversight” in our Proxy Statement to be filed with the SEC in connection with the 2026 Annual Meeting of Stockholders on December 11, 2026 (“Proxy Statement”). Information regarding executive officers is also incorporated by reference to the “Information Regarding our Executive Officers” section of our Proxy Statement.
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

10(b)
WD-40 Company Directors’ Compensation Policy and Election Plan adopted March 16, 2026, effective October 8, 2026, incorporated by reference from the Registrant’s Form 10-Q filed April 9, 2026, Exhibit 10(a) thereto.

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

10(h)
Form of Restricted Stock Unit Agreement for grants of Restricted Stock Units to Executive Officers in fiscal year 2026, incorporated by reference from the Registrant’s Form 10-K filed October 27, 2025, Exhibit 10(k) thereto.

10(i)
Form of Market Share Unit Award Agreement for grants of Market Share Units to Executive Officers in fiscal year 2026, incorporated by reference from the Registrant’s Form 10-K filed October 27, 2025, Exhibit 10(l) thereto.

10(j)
Form of Performance Share Unit Restricted Stock Award Agreement for grants of Performance Share Units to Executive Officers in fiscal year 2026, incorporated by reference from the Registrant’s Form 10-K filed October 27, 2025, Exhibit 10(m) thereto.

10(k)	Form of Restricted Stock Unit Agreement for grants of Restricted Stock Units to Executive Officers in fiscal year 2027.

10(l)	Form of Market Share Unit Award Agreement for grants of Market Share Units to Executive Officers in fiscal year 2027.

10(m)	Form of Performance Share Unit Restricted Stock Award Agreement for grants of Performance Share Units to Executive Officers in fiscal year 2027.

10(n)	WD-40 Company 2017 Performance Incentive Compensation Plan, incorporated by reference from the Registrant’s Proxy Statement filed November 2, 2017, Appendix A thereto.

10(o)	Form of Change in Control Severance Agreement between WD-40 Company and Executive Officers, incorporated by reference from the Registrant’s Form 10-Q filed January 9, 2023, Exhibit 10(a) thereto.

10(p)	Credit Agreement dated March 16, 2020 among WD-40 Company and Bank of America, incorporated by reference from the Registrant’s Form 8-K filed March 20, 2020, Exhibit 10(a) thereto.

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

19	Insider Trading Policies and Procedures, incorporated by reference from the Registrant’s Form 10-K filed October 21, 2024, Exhibit 19 thereto.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm dated October 26, 2026.

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Policy for Recovery of Erroneously Awarded Compensation of WD-40 Company, incorporated by reference from the Registrant’s Form 8-K filed June 23, 2023, Exhibit 10.1 thereto.

101
The following materials from WD-40 Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2026, formatted in iXBRL and contained in Exhibit 101.

*	Except for Exhibit 1.1 of the Quota Purchase Agreement entered into by WD-40 Holding Company Brasil Ltda., M12 Participações Empresariais S.A. and Theron Marketing Ltda. dated March 4, 2024, the other exhibits, schedules and/or attachments to Exhibit 10.1 of the Registrant’s Form 8-K/A filed March 7, 2024 have been omitted in accordance with Regulation S-K Item 601(b)(10). The Registrant agrees to furnish a copy of any omitted schedule to the SEC upon its request.
Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

WD-40 COMPANY
Registrant

/s/ SARA K. HYZER
SARA K. HYZER
Vice President, Finance and Chief Financial Officer
Date: October 26, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ STEVEN A. BRASS	/s/ SARA K. HYZER
STEVEN A. BRASS	SARA K. HYZER
President, Chief Executive Officer and Director	Vice President, Finance and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
Date: October 26, 2026	Date: October 26, 2026

/s/ NICHOLAS GIORDANO
NICHOLAS GIORDANO
Vice President, Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)
Date: October 26, 2026

/s/ CYNTHIA B. BURKS	/s/ GRACIELA I. MONTEAGUDO
CYNTHIA B. BURKS, Director	GRACIELA I. MONTEAGUDO, Director
Date: October 26, 2026	Date: October 26, 2026

/s/ DANIEL T. CARTER	/s/ DAVID B. PENDARVIS
DANIEL T. CARTER, Director	DAVID B. PENDARVIS, Director
Date: October 26, 2026	Date: October 26, 2026

/s/ ERIC P. ETCHART	/s/ KEN A. PLUNK
ERIC P. ETCHART, Director	KEN A. PLUNK, Director
Date: October 26, 2026	Date: October 26, 2026

/s/ LARA L. LEE	/s/ ANNE G. SAUNDERS
LARA L. LEE, Director	ANNE G. SAUNDERS, Director
Date: October 26, 2026	Date: October 26, 2026

/s/ EDWARD O. MAGEE, JR.
EDWARD O. MAGEE, JR., Director
Date: October 26, 2026

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of WD-40 Company
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of WD-40 Company and its subsidiaries (the “Company”) as of August 31, 2026 and 2025, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended August 31, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
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

Revenue Recognition – Product Sales
As described in Notes 2 and 13 to the consolidated financial statements, product sales make up a majority of the Company’s net sales of $688.0 million for the year ended August 31, 2026. The Company generates revenue from sales of its products to customers. Product sales include maintenance products and homecare and cleaning products. As disclosed by management, sales are recognized as revenue at a point in time upon transferring control of the product to the customer, which typically occurs when products are shipped or delivered, depending on when risks of loss and title have passed to the customer per the terms of the contract. The Company recognizes revenue related to the sale of these products in an amount reflecting the consideration to which it expects to be entitled.
The principal consideration for our determination that performing procedures relating to revenue recognition for product sales is a critical audit matter is a high degree of auditor effort involved in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to product sales revenue recognition, including controls over the recording of product sales at the point in time upon transferring control to the customer. These procedures also included, among others (i) testing the revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment or delivery, and cash receipts and (ii) confirming a sample of outstanding customer invoice balances as of August 31, 2026 and, for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, proof of shipment or delivery, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
San Diego, California
October 26, 2026
We have served as the Company’s auditor since at least 1972. We have not been able to determine the specific year we began serving as auditor of the Company.

WD-40 COMPANY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	August 31, 2026	August 31, 2025
Assets
Current assets:
Cash and cash equivalents	$70,607	$58,130
Trade and other accounts receivable, net	122,657	120,589
Inventories	83,292	79,871
Other current assets	19,004	26,366
Total current assets	295,560	284,956
Property and equipment, net	58,656	60,394
Goodwill	98,288	97,150
Other intangible assets, net	3,528	2,416
Right-of-use assets	17,268	13,534
Deferred tax assets, net	1,458	1,027
Other assets	19,619	16,332
Total assets	$494,377	$475,809

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$41,419	$37,955
Accrued liabilities	37,763	34,230
Accrued payroll and related expenses	33,691	28,415
Short-term borrowings	800	800
Income taxes payable	1,172	857
Total current liabilities	114,845	102,257
Long-term borrowings	85,249	86,195
Deferred tax liabilities, net	8,576	9,375
Long-term operating lease liabilities	11,101	8,423
Other long-term liabilities	1,633	1,407
Total liabilities	221,404	207,657

Commitments and Contingencies (Note 14)

Stockholders’ equity:
Common stock — authorized 36,000,000 shares, $0.001 par value; 19,974,002 and 19,954,495 shares issued at August 31, 2026 and 2025, respectively; and 13,407,301 and 13,527,614 shares outstanding at August 31, 2026 and 2025, respectively	20	20
Additional paid-in capital	185,451	180,065
Retained earnings	568,979	540,665
Accumulated other comprehensive loss	(23,478)	(24,485)
Common stock held in treasury, at cost — 6,566,701 and 6,426,881 shares at August 31, 2026 and 2025, respectively	(457,999)	(428,113)
Total stockholders’ equity	272,973	268,152
Total liabilities and stockholders’ equity	$494,377	$475,809
See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended August 31,
	2026	2025	2024

Net sales	$687,993	$619,985	$590,557
Cost of products sold	307,498	278,642	275,330
Gross profit	380,495	341,343	315,227

Operating expenses:
Selling, general and administrative	225,041	199,936	183,859
Advertising and sales promotion	44,706	37,431	33,911
Amortization of definite-lived intangible assets	1,811	183	1,106
Total operating expenses	271,558	237,550	218,876

Income from operations	108,937	103,793	96,351

Other income (expense):
Interest income	671	517	474
Interest expense	(2,774)	(3,441)	(4,287)
Other income (expense), net	(335)	757	(1,030)
Income before income taxes	106,499	101,626	91,508
Provision for income taxes	24,153	10,632	21,864
Net income	$82,346	$90,994	$69,644

Earnings per common share:
Basic	$6.10	$6.70	$5.12
Diluted	$6.08	$6.69	$5.11

Shares used in per share calculations:
Basic	13,469	13,544	13,554
Diluted	13,497	13,567	13,580
See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended August 31,
	2026	2025	2024

Net income	$82,346	$90,994	$69,644
Other comprehensive income:
Foreign currency translation adjustment	1,007	4,783	1,938
Total comprehensive income	$83,353	$95,777	$71,582
See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
Balance at August 31, 2023	19,905,815	$20	$171,546	$477,488	$(31,206)	6,342,381	$(407,670)	$210,178
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	19,397	—						—
Payments for taxes related to net share settlement of equity awards			(2,439)					(2,439)
Stock-based compensation			6,535					6,535
Cash dividends ($3.47 per share)				(47,201)				(47,201)
Repurchases of common stock						34,250	(8,129)	(8,129)
Foreign currency translation adjustment					1,938			1,938
Net income				69,644				69,644
Balance at August 31, 2024	19,925,212	$20	$175,642	$499,931	$(29,268)	6,376,631	$(415,799)	$230,526
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	29,283	—						—
Payments for taxes related to net share settlement of equity awards			(2,883)					(2,883)
Stock-based compensation			7,306					7,306
Cash dividends ($3.70 per share)				(50,260)				(50,260)
Repurchases of common stock						50,250	(12,314)	(12,314)
Foreign currency translation adjustment					4,783			4,783
Net income				90,994				90,994
Balance at August 31, 2025	19,954,495	$20	$180,065	$540,665	$(24,485)	6,426,881	$(428,113)	$268,152
Issuance of common stock under share-based compensation plan, net of shares withheld for taxes	19,507	—						—
Payments for taxes related to net share settlement of equity awards			(2,246)					(2,246)
Stock-based compensation			7,632					7,632
Cash dividends ($4.00 per share)				(54,032)				(54,032)
Repurchases of common stock						139,820	(29,886)	(29,886)
Foreign currency translation adjustment					1,007			1,007
Net income				82,346				82,346
Balance at August 31, 2026	19,974,002	$20	$185,451	$568,979	$(23,478)	6,566,701	$(457,999)	$272,973
See accompanying notes to consolidated financial statements.

WD-40 COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended August 31,
	2026	2025	2024
Operating activities:
Net income	$82,346	$90,994	$69,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,371	8,191	9,456
Amortization of cloud computing implementation costs	1,816	1,688	1,221
Deferred income taxes	(1,125)	(455)	(1,156)
Tax benefit from release of uncertain tax position	—	(11,929)	—
Stock-based compensation	7,632	7,306	6,535
Unrealized foreign currency exchange (gains) losses	(300)	355	200
Provision for credit losses	1,136	929	325
Write-off of inventories	1,829	1,109	1,425
Other	(188)	244	(241)
Changes in assets and liabilities:
Trade and other accounts receivable	(2,348)	319	(15,498)
Inventories	(1,524)	(5,212)	6,414
Other assets	(4,927)	(10,513)	(1,444)
Operating lease assets and liabilities, net	(322)	33	(35)
Accounts payable and accrued liabilities	4,954	2,920	4,322
Accrued payroll and related expenses	5,130	1,881	8,879
Other long-term liabilities and income taxes payable	497	65	1,987
Net cash provided by operating activities	104,977	87,925	92,034

Investing activities:
Purchases of property and equipment	(7,404)	(4,528)	(4,206)
Proceeds from sales of property and equipment	753	409	672
Proceeds from sale of business	—	1,731	—
Acquisition of business, net of cash acquired	—	—	(6,201)
Net cash used in investing activities	(6,651)	(2,388)	(9,735)

Financing activities:
Treasury stock purchases	(29,628)	(12,314)	(8,094)
Dividends paid	(54,032)	(50,260)	(47,201)
Repayments of long-term senior notes	(800)	(800)	(800)
Net proceeds from revolving credit facility	—	(7,859)	(25,402)
Shares withheld to cover taxes upon settlement of equity awards	(2,246)	(2,883)	(2,439)
Net cash used in financing activities	(86,706)	(74,116)	(83,936)
Effect of exchange rate changes on cash and cash equivalents	857	10	193
Net increase (decrease) in cash and cash equivalents	12,477	11,431	(1,444)
Cash and cash equivalents at beginning of period	58,130	46,699	48,143
Cash and cash equivalents at end of period	$70,607	$58,130	$46,699

Supplemental cash flow information:
Accrued capital expenditures	$268	$292	$111
Finance lease obligation settled with prepaid deposit	—	—	3,855
Cash paid for:
Interest	2,780	3,522	4,459
Income taxes, net of tax refunds received	22,717	26,437	19,843
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1.    The Company
WD-40 Company (the “Company”), incorporated in Delaware and based in San Diego, California, is a global marketing organization dedicated to creating positive lasting memories by developing and selling products that solve problems in workshops, factories and homes around the world. The Company owns a wide range of brands that include maintenance products and homecare and cleaning products: WD-40® Multi-Use Product, WD-40 Specialist®, 3-IN-ONE®, GT85®, X-14®, 2000 Flushes®, Carpet Fresh®, no vac®, Spot Shot®, Lava® and Solvol®. Certain assets of the Company’s homecare and cleaning product businesses were reclassified from held for sale to held for use during fiscal year 2026. Refer to Note 3 — Assets Held for Sale for additional information.
The Company’s products are sold in various locations around the world. Maintenance products are sold worldwide in markets throughout North, Central and South America, Asia, Australia, Europe, India, the Middle East and Africa. Homecare and cleaning products (“HCCP”) are sold primarily in North America and Australia. The Company’s products are sold primarily through hardware stores, automotive parts outlets, industrial distributors and suppliers, mass retail and home center stores, value retailers, grocery stores, online retailers, warehouse club stores, farm supply, sport retailers, and independent bike dealers.
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
Trade Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is the Company’s best estimate of the amount of expected credit losses in existing accounts receivable. The Company determines the allowance for credit losses based on historical write-off experience and the identification of specific balances deemed uncollectible. Trade accounts receivable are charged against the allowance when the Company believes it is probable that the trade accounts receivable will not be recovered. The Company does not have any off-balance sheet credit exposure related to its customers. Allowance for credit losses related to the Company’s trade accounts receivable was $1.2 million for both August 31, 2026 and 2025, respectively. The allowance for credit losses was not significant for fiscal year ended August 31, 2024.

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
Depreciation expense totaled $8.2 million, $7.6 million and $8.0 million for fiscal years 2026, 2025 and 2024, respectively. These amounts include equipment depreciation expense which is recognized as cost of products sold and totaled $4.1 million, $4.0 million, and $3.9 million in fiscal years 2026, 2025, and 2024, respectively.
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
When testing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform a quantitative goodwill impairment test. If, after assessing qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing a quantitative test is unnecessary. Otherwise, a quantitative test is performed to identify the potential impairment and to measure the amount of goodwill impairment, if any. The Company also performs a quantitative assessment periodically, regardless of the results of the qualitative assessments. Any required impairment losses are recorded as a reduction in the carrying amount of the related asset and charged to results of operations. No goodwill impairments were identified by the Company during fiscal years 2026, 2025 or 2024.
Subsequent Measurement of Long-lived Assets
The Company’s long-lived assets consist of property and equipment and definite-lived intangible assets. Long-lived assets are depreciated or amortized, as applicable, on a straight-line basis over their estimated useful lives. The Company assesses for potential impairments to its long-lived assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and/or its remaining useful life may no longer be appropriate. Any required impairment loss would be measured as the amount by which the asset’s carrying amount exceeds its fair value, which is the amount at which the asset could be bought or sold in a current transaction between willing market participants and would be recorded as a reduction in the carrying amount of the related asset and a charge to results of operations. An impairment loss would be recognized when the sum of the expected future undiscounted net cash flows is less than the carrying amount of the asset. No impairments to its long-lived assets were identified by the Company during fiscal years 2026, 2025 or 2024.
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
Under fair value accounting, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. As of August 31, 2026, the Company had no assets or liabilities that are measured at fair value in the financial statements on a recurring basis, with the exception of the foreign currency forward contracts, which are classified as Level 2 within the fair value hierarchy. The carrying values of cash equivalents and short-term borrowings are recorded at cost, which approximates their fair values, primarily due to their short-term nature. In addition, the carrying value of borrowings held under the Company’s revolving credit facility approximates fair value, based on Level 2 inputs, due to the variable nature of underlying interest rates, which generally reflect market conditions. The Company’s fixed rate long-term borrowings consist of senior notes and are recorded at carrying value. The Company estimates that the fair value of its senior notes, based on Level 2 inputs, was approximately $60.8 million as of August 31, 2026, which was determined based on a discounted cash flow analysis using current market interest rates for instruments with similar terms, compared to their carrying value of $65.2 million. During the fiscal years ended August 31, 2026, 2025 and 2024, the Company did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.
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
Insurance Coverage
The Company carries insurance policies to cover insurable risks such as property damage, business interruption, product liability, cyber liability, workers’ compensation and other risks, with coverage and other terms that it believes to be adequate and appropriate. These policies may be subject to applicable deductible or retention amounts, coverage limitations and exclusions. The Company does not maintain self-insurance with respect to its material risks; therefore, the Company has not provided for self-insurance reserves as of August 31, 2026 and 2025.

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
Rebates and Other Discounts
The Company offers various on-going trade promotion programs with customers and provides other discounts to customers that require management to estimate and accrue for the expected costs of such programs or discounts. These programs include cooperative marketing, volume-based discounts, shelf price reductions, consideration and allowances given to retailers for shelf space or favorable display positions in their stores and other promotional activities. Other discounts include items such as charges from customers for services they provide related to the sale of WD-40 Company products and penalties or fees associated with WD-40 Company failing to adhere to contractual obligations, including errors on purchase orders, errors on shipments, as well as late deliveries. Costs related to rebates, cooperative advertising and other promotional activities and other discounts are recorded as a reduction to sales upon delivery of the Company’s products to its customers.
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
Shipping and Handling Costs
Shipping and handling costs associated with the movement of finished goods from third-party contract manufacturers to the Company’s third-party distribution centers and from one third-party distribution center to another are capitalized in the cost of inventory and subsequently included in cost of sales when the sale to the customer is recognized in the consolidated statements of operations. Shipping and handling costs associated with out-bound transportation are included in selling, general and administrative expenses and are recorded at the time of shipment of product to the Company’s customers. Out-bound shipping and handling costs were $21.0 million, $18.2 million and $17.3 million for fiscal years 2026, 2025 and 2024, respectively.

Advertising and Sales Promotion Expenses
Advertising and sales promotion expenses are expensed as incurred. Advertising and sales promotion expenses include costs for advertising (television, print media and internet), administration of coupon programs, samples programs and product demonstrations, advertising agency costs, package design expenses, market research costs, royalty expenses associated with licensing agreements, and retail sales data services. Advertising and sales promotion expenses also include shared marketing fund programs that the Company has in place with its marketing distributor customers.
Research and Development
The Company is involved in research and development efforts, including efforts focused on sustainability as well as ongoing development or innovation of new products and the improvement, extension or renovation of existing products or product lines. All research and development costs are expensed as incurred and are included in selling, general and administrative expenses. Research and development expenses were $8.1 million, $8.7 million and $8.0 million in fiscal years 2026, 2025 and 2024, respectively. These expenses include costs associated with general research and development activities, as well as those associated with internal staff, overhead, design testing, market research and consultants.
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
Foreign Currency
The Company translates the assets and liabilities of its foreign subsidiaries into U.S. Dollars at current rates of exchange in effect at the end of the reporting period. Income and expense items are translated at rates that approximate the rates in effect at the transaction date. Gains and losses from translation are included in accumulated other comprehensive income or loss. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity’s functional currency) are included as other income in the Company’s consolidated statements of operations. The Company had $0.3 million in net losses, $0.7 million in net gains, and $1.3 million in net losses in foreign currency transactions for fiscal years 2026, 2025, and 2024, respectively.
In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in foreign currency exchange rates. The Company utilizes foreign currency forward contracts to limit its exposure to net asset balances held in non-functional currencies, primarily at its United Kingdom (“U.K.”) subsidiary. The Company monitors its foreign currency exchange rate exposures to ensure the overall effectiveness of its foreign currency hedge positions. While the Company engages in foreign currency hedging activity to reduce its risk, for accounting purposes, none of its foreign currency forward contracts are designated as hedges.
Foreign currency forward contracts are carried at fair value, with net realized and unrealized gains and losses recognized in other income (expense), net in the Company’s consolidated statements of operations. Cash flows from settlements of foreign currency forward contracts are included in operating activities in the consolidated statements of cash flows. Foreign currency forward contracts in an asset position at the end of the reporting period are included in other current assets, while foreign currency forward contracts in a liability position at the end of the reporting period are included in accrued liabilities in the Company’s consolidated balance sheets. At August 31, 2026, the Company had a notional amount of $10.2 million outstanding in foreign currency forward contracts, which matured in September 2026. Unrealized net gains and losses related to foreign currency forward contracts were not significant at August 31, 2026, 2025 and 2024. Realized net gains and losses related to foreign currency forward contracts were not significant for the fiscal years ended August 31, 2026, 2025 and 2024. Both unrealized and realized net gains and losses are recorded in other income (expense), net in the Company’s consolidated statements of operations.
Functional Currencies
The reporting currency of the Company is the U.S. Dollar. The functional currency of each of the Company’s subsidiaries is based on the currency of the economic environment in which it operates. Management periodically assesses the functional currency of each subsidiary in accordance with ASC 830, “Foreign Currency Matters”.
The functional currency of the Company’s U.K. subsidiary, the entity in which the EIMEA results are generated, had been the Pound Sterling through August 31, 2024. During the first quarter of fiscal year 2025, management determined that changes in economic facts and circumstances, such as additional shifts in the currency mix of our operating income, represented a significant change that was other-than-temporary and required a change in functional currency from Pound Sterling to Euro at the Company’s U.K. subsidiary, which was accounted for prospectively starting September 1, 2024.
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
Recent Accounting Pronouncements
Accounting Pronouncement Adopted in Fiscal year 2026
The following table summarizes the Accounting Standards Updates ("ASUs") adopted in fiscal year 2026 and impacted the Company’s income tax disclosures but had no impact on results of operations, cash flows or financial condition.

ASU	Description	Adoption Date
ASU 2023-09	Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Fiscal year 2026
Accounting Pronouncements not yet Adopted
The following table summarizes additional accounting pronouncements the Company have not yet adopted and believe will not have a material impact on our accounting policies or our consolidated financial statements and related disclosures.

ASU	Description	Adoption Date
ASU 2025-05	Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	Fiscal year 2027
ASU 2024-03	Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Fiscal year 2028
ASU 2025-06	Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	Fiscal year 2029
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
Assets held for sale as of August 31, 2025 were $7.3 million. Assets included as part of the disposal group classified as held for sale in the prior fiscal year consisted of inventory, goodwill and other intangible assets, net. There were no liabilities in the disposal group. The assets held for sale were included in other current assets in the consolidated balance sheets in the prior fiscal year period.
Sale of Homecare and Cleaning Product Businesses in EIMEA
During the fourth quarter of fiscal year 2025, the Company entered into an Asset Purchase Agreement (the “APA”) to sell its homecare and cleaning product business for total consideration of up to $7.5 million. Consideration under the APA consisted of $1.7 million cash paid on the closing date, a $0.5 million paid within twelve months, inventory consideration of up to $1.4 million paid within one hundred twenty days, and annual contingent payments related to incremental revenue share as defined in the APA for an earn out period of four years, not to exceed $3.9 million in aggregate. Total consideration recognized for fiscal year 2025 was net of selling fees which resulted in an insignificant impact to the Company’s consolidated statements of operations in fiscal year 2025. Future payments related to the $3.9 million in contingent consideration related to the earn out will be recognized in the period they are earned and will be included in continuing operations on the consolidated statements of operations.
Note 4. Acquisitions
In fiscal year 2024, WD-40 Holding Company Brasil Ltda., a wholly-owned subsidiary of the Company, acquired all of the issued and outstanding capital stock of the Company’s Brazilian distributor, Theron Marketing Ltda. (“Theron”), from M12 Participações Empresarias S.A. for total consideration of $6.9 million. The Company’s contingent consideration related to this acquisition was insignificant. With this transaction, the Company began direct distribution within Brazil in March 2024. There were no acquisitions in fiscal year 2025 and 2026.
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

Note 5.    Inventories
Inventories consisted of the following (in thousands):

	August 31, 2026	August 31, 2025
Product held at third-party contract manufacturers	$4,093	$4,640
Raw materials and components	6,312	11,122
Work-in-process	541	923
Finished goods	72,346	66,535
Inventory held for sale (1)	—	(3,349)
Total	$83,292	$79,871
(1)The prior fiscal year balances included inventory held for sale which consisted mostly of finished goods inventory and was included in other current assets on the Company’s consolidated balance sheet. These assets were reclassified from held for sale to held for use in the current fiscal year. Refer to Note 3 — Assets Held for Sale for additional information.
Note 6.    Property and Equipment and Capitalized Cloud Computing Implementation Costs
Property and equipment, net, consisted of the following (in thousands):

	August 31, 2026	August 31, 2025
Machinery, equipment and vehicles	$57,137	$54,975
Buildings and improvements	31,214	29,695
Computer and office equipment	6,497	6,577
Internal-use software	10,737	10,625
Furniture and fixtures	3,706	3,467
Capital in progress	1,994	3,583
Land	4,286	4,294
Subtotal	115,571	113,216
Less: accumulated depreciation and amortization	(56,915)	(52,822)
Total	$58,656	$60,394
As of August 31, 2026 and 2025, the Company’s consolidated balance sheets included $18.4 million and $16.6 million, respectively, of capitalized cloud computing implementation costs recorded as other assets within the Company’s consolidated balance sheets. Accumulated amortization associated with these assets was $5.6 million and $3.8 million as of August 31, 2026 and 2025, respectively. Amortization expense associated with these assets was $1.8 million and $1.7 million for the fiscal years ended August 31, 2026 and 2025. respectively.

Note 7.    Goodwill and Other Intangible Assets
Goodwill

The following table summarizes the changes in the carrying amounts of goodwill by segment (in thousands):

	Americas	EIMEA	Asia-Pacific	Total
Balance as of August 31, 2024	$86,765	$9,011	$1,209	$96,985
Goodwill held for sale assets (1)	(1,120)	—	—	(1,120)
Translation adjustments	251	1,034	—	1,285
Balance as of August 31, 2025	85,896	10,045	1,209	97,150
Reclassification of held for sale assets (2)	1,120	—	—	1,120
Translation adjustments	53	(38)	3	18
Balance as of August 31, 2026	$87,069	$10,007	$1,212	$98,288
(1)Goodwill held for sale include certain homecare and cleaning assets in the Americas segment is included in other current assets on the Company’s consolidated balance sheets in the prior year.
(2)Certain assets of the Company’s homecare and cleaning product businesses were reclassified from held for sale to held for use in the current year. Refer to Note 3 — Assets Held for Sale for additional information and related amortization thereof.
During the second quarter of fiscal year 2026, the Company performed its annual goodwill impairment test. The annual goodwill impairment test was performed at the reporting unit level as of the Company’s most recent goodwill impairment testing date, December 1, 2025. The Company performed a qualitative assessment of each reporting unit to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying amount. In performing this qualitative assessment, the Company assessed relevant events and circumstances that may impact the fair value and the carrying amount of each of its reporting units. Factors that were considered included, but were not limited to, the following: (1) macroeconomic conditions, including the impacts of tariffs and geopolitical conflicts; (2) industry and market conditions; (3) historical financial performance and expected financial performance; (4) other entity specific events, such as changes in management or key personnel; and (5) events affecting the Company’s reporting units, such as a change in the composition of net assets or any expected dispositions, such as the sale of certain of the Company’s HCCP businesses. Based on the results of this qualitative assessment, the Company determined that the estimated fair value of each of the Company’s reporting units exceeded their respective carrying values so significantly that an impairment charge to the Company’s goodwill balances is remote and, thus, a quantitative analysis was not required. As a result, the Company concluded that no impairment of its goodwill existed as of December 1, 2025. In addition, the Company concluded that there were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to December 1, 2025 through August 31, 2026. To date, there have been no impairment losses identified and recorded related to the Company’s goodwill.
Definite-lived Intangible Assets
The Company’s definite-lived intangible assets include the trade names Spot Shot, Carpet Fresh, EZ REACH, and GT85, as well as intangible assets related to customer relationships and a non-compete agreement. All of these assets are included in other intangible assets, net in the Company’s consolidated balance sheets.
In the first quarter of fiscal year 2025, certain assets related to the America’s segment homecare and cleaning product businesses were classified as held for sale. Definite-lived intangible assets included the trade name Spot Shot in America’s segment homecare and cleaning business, which ceased amortization as of September 1, 2024. As discussed in Note 3 — Assets Held for Sale, during the third quarter of fiscal year 2026, the Company resumed amortization and recorded additional amortization for Spot Shot.

The following table summarizes the definite-lived intangible assets and the related accumulated amortization (in thousands):

	August 31, 2026	August 31, 2025
Gross carrying amount	$33,598	$33,510
Accumulated amortization	(30,070)	(28,273)
Less: other intangible assets, net, held for sale (1)	—	(2,821)
Net carrying amount	$3,528	$2,416
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

Based on its quantitative assessment, the Company determined that the estimated fair value of the Americas’ Spot Shot business exceeds its carrying value. As a result, the Company concluded that no impairment of its intangibles existed as of the third quarter of fiscal year 2026. To date, there have been no impairment losses identified and recorded related to the Company’s Intangible Assets.

Changes in the carrying amounts of definite-lived intangible assets by segment are summarized below (in thousands):

	Americas	EIMEA	Asia-Pacific	Total
Balance as of August 31, 2024	$5,354	$868	$—	$6,222
Amortization expense	(183)	—	—	(183)
Translation adjustments	66	248	—	314
Less: other intangible assets, net, held for sale (1)	(2,821)	—	—	(2,821)
Less: other intangible assets, net, sold (2)	—	(1,116)	—	(1,116)
Balance as of August 31, 2025 (1)	$2,416	$—	$—	$2,416
Reclassification of held for sale asset (1)	2,821	—	—	2,821
Amortization related to reclassification of held for sale assets (1)	(1,343)	—	—	(1,343)
Amortization expense	(468)	—	—	(468)
Translation adjustments	102	—	—	102
Balance as of August 31, 2026	$3,528	$—	$—	$3,528
(1)The prior fiscal year balances included definite-lived intangible assets held for sale which were included in other current assets on the Company’s condensed consolidated balance sheets. These assets were reclassified from held for sale to held for use during the current fiscal year. Refer to Note 3 — Assets Held for Sale for additional information and related amortization thereof.
(2)Other intangibles, net, sold include certain homecare and cleaning assets in the EIMEA segment.
The estimated amortization expense for the Company’s definite-lived intangible assets is not significant in any future individual fiscal year.

Note 8.    Leases
The Company leases real estate for its regional sales offices, a research and development facility, and offices located at its international subsidiaries and branch locations. The Company also leases automobile fleets in the Americas and EIMEA segments. In addition, the Company has identified warehouse leases within certain third-party distribution center service contracts and a lease of a blending room within a third-party manufacturing contract. All other leases are insignificant to the Company’s consolidated financial statements.
Right-of-use assets and lease liabilities consisted of the following (in thousands):

	August 31, 2026	August 31, 2025
Assets:
Operating lease right-of-use assets	$14,505	$10,385
Finance lease right-of-use asset	2,763	3,149
Total right-of-use assets	$17,268	$13,534

Liabilities:
Current operating lease liabilities(1)	$3,405	$2,282
Long-term operating lease liabilities	11,101	8,423
Total operating lease liabilities	$14,506	$10,705
(1)Current operating lease liabilities are classified in accrued liabilities on the Company’s consolidated balance sheets.
The Company’s maturities of its operating lease liabilities, including early termination and renewal options that management is reasonably certain to exercise, are as follows as of August 31, 2026 (in thousands):

Operating Leases
Fiscal year 2027	$3,513
Fiscal year 2028	3,416
Fiscal year 2029	2,163
Fiscal year 2030	1,744
Fiscal year 2031	1,529
Thereafter	5,070
Total undiscounted future cash flows	$17,435
Less: Interest	(2,929)
Present value of lease liabilities	$14,506
The Company recorded $3.0 million and $2.6 million in lease expense during the fiscal years ended August 31, 2026 and 2025, respectively. This lease expense was included in selling, general and administrative expenses. The Company recorded $1.4 million and $1.1 million of lease expense classified within cost of products sold for the fiscal years ended August 31, 2026, and 2025, respectively. During the fiscal year ended August 31, 2026 and 2025, the Company paid cash of $3.6 million and $3.0 million, respectively, related to lease liabilities. Variable lease expense under the Company’s lease agreements was not significant for both the fiscal years ended August 31, 2026 and 2025. As of August 31, 2026, the weighted-average remaining lease term was 6.4 years and the weighted-average discount rate was 5.3% for the Company’s operating leases. As of August 31, 2025, the weighted-average remaining lease term was 5.0 years and the weighted-average discount rate was 5.0% for the Company’s operating leases. As of August 31, 2026, the Company did not have material additional operating or financing leases that have not yet commenced.
The Company had no significant short-term leases as of August 31, 2026. The Company obtained additional right-of-use assets of $8.0 million in exchange for lease obligations related to new leases and lease modifications during fiscal year 2026. Residual value guarantees, restrictions, covenants, sublease income, net gains or losses from sale and leaseback transactions, and transactions with related parties associated with leases were also not significant.

Note 9.    Accrued and Other Liabilities
Accrued liabilities consisted of the following (in thousands):

	August 31, 2026	August 31, 2025
Accrued advertising and sales promotion expenses	$15,201	$13,728
Accrued professional services fees	2,130	2,201
Accrued sales taxes and other taxes	3,471	4,486
Deferred revenue	7,761	4,734
Short-term operating lease liability	3,405	2,282
Other	5,795	6,799
Total	$37,763	$34,230
Accrued payroll and related expenses consisted of the following (in thousands):

	August 31, 2026	August 31, 2025
Accrued incentive compensation	$17,548	$13,944
Accrued payroll	6,193	5,618
Accrued profit sharing	5,450	4,755
Accrued payroll taxes	3,601	3,416
Other	899	682
Total	$33,691	$28,415
Note 10.    Debt
As of August 31, 2026, the Company held borrowings under two separate agreements as detailed below.
Note Purchase and Private Shelf Agreement
The Company holds borrowings under its Note Purchase and Private Shelf Agreement, as amended (the “Note Agreement”) by and among the Company, PGIM, Inc. (“Prudential”), and certain affiliates and managed accounts of Prudential (the “Note Purchasers”). As of August 31, 2026, the Company had outstanding balances on its series A, B and C notes issued under this Note Agreement.
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

Reserve Bank of New York and for Euro borrowings is the Euro Interbank Offered Rate as administered by the European Money Markets Institute.
Short-term and long-term borrowings under the Company’s Credit Agreement and Note Agreement consisted of the following (in thousands):

	Issuance	Maturities (calendar year)	August 31, 2026	August 31, 2025

Credit Agreement – revolving credit facility (1)	Various	4/30/2029	$20,849	$20,995

Note Agreement
Series A Notes – 3.39% fixed rate(2)	11/15/2017	2026-2032	13,200	14,000
Series B Notes – 2.50% fixed rate(3)	9/30/2020	11/15/2027	26,000	26,000
Series C Notes – 2.69% fixed rate(3)	9/30/2020	11/15/2030	26,000	26,000
Total borrowings			86,049	86,995
Short-term portion of borrowings			(800)	(800)
Total long-term borrowings			$85,249	$86,195
(1)The Company has the ability to refinance any draw under the revolving line of credit with successive short-term borrowings through the maturity date. Outstanding draws for which management has the ability and intent to refinance with successive short-term borrowings for a period of at least twelve months are classified as long-term. All borrowings under this revolving credit facility are classified as long-term and denominated in Euros at August 31, 2026 and August 31, 2025, respectively. Euro denominated draws fluctuate in U.S. Dollars from period to period due to changes in foreign currency exchange rates.
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
As of August 31, 2026, the Company was in compliance with all debt covenants under both the Note Agreement and the Credit Agreement.

Note 11. Share Repurchase Plan
On June 19, 2023, the Company’s Board of Directors (the “Board”) approved a share repurchase plan (the “2023 Repurchase Plan”). Under the 2023 Repurchase Plan, which became effective on September 1, 2023, the Company is authorized to acquire up to $50.0 million of its outstanding shares through August 31, 2025. On June 16, 2025, the Board approved the extension of the expiration date to August 31, 2026 for the 2023 Repurchase Plan. During the fiscal year ended August 31, 2026, the Company repurchased 139,820 shares at an average price of $211.55 per share, for a total cost of $29.6 million under this $50.0 million plan.
On June 15, 2026, the Board of Directors approved a new share repurchase plan (the “2026 Repurchase Plan”). Under the 2026 Repurchase Plan, which became effective on September 1, 2026, the Company is authorized to acquire up to $100.0 million of its outstanding shares. The timing and amount of repurchases are based on terms and conditions as may be acceptable to the Company’s Chief Executive Officer, Chief Financial Officer or Treasurer, subject to present loan covenants and in compliance with all laws and regulations applicable thereto, including the Company’s insider trading policies. The 2026 Repurchase Plan is not subject to any expiration date and may be suspended, discontinued, or modified at any time by the Board.
Note 12.    Earnings per Common Share
The table below reconciles net income to net income available to common stockholders (in thousands):

	Fiscal Year Ended August 31,
	2026	2025	2024
Net income	$82,346	$90,994	$69,644
Less: Net income allocated to participating securities	(228)	(260)	(246)
Net income available to common stockholders	$82,118	$90,734	$69,398
The table below summarizes the weighted-average number of common shares outstanding included in the calculation of basic and diluted EPS (in thousands):

	Fiscal Year Ended August 31,
	2026	2025	2024
Weighted-average common shares outstanding, basic	13,469	13,544	13,554
Weighted-average dilutive securities	28	23	26
Weighted-average common shares outstanding, diluted	13,497	13,567	13,580
For the fiscal years ended August 31, 2026, 2025 and 2024, weighted-average stock-based equity awards outstanding that are non-participating securities in the amount of 3,257, 8,705 and 1,351, respectively, were excluded from the calculation of diluted EPS under the treasury stock method as they were anti-dilutive.
Note 13.    Revenue
The following table presents the Company’s revenues by segment and major source (in thousands):

	Fiscal Year Ended August 31, 2026				Fiscal Year Ended August 31, 2025
	Americas	EIMEA	Asia-Pacific	Total	Americas	EIMEA	Asia-Pacific	Total
WD-40 Multi-Use Product	$254,482	$200,662	$77,507	$532,651	$224,811	$181,604	$71,546	$477,961
WD-40 Specialist	$40,219	$44,543	$14,321	$99,083	$34,990	$35,651	$11,321	$81,962
Other maintenance products (1)	$19,037	$14,085	$1,086	$34,208	$17,033	$12,963	$1,047	$31,043
Total maintenance products	$313,738	$259,290	$92,914	$665,942	$276,834	$230,218	$83,914	$590,966
HCCP (2)	$12,439	$—	$9,612	22,051	$13,765	$6,216	$9,038	29,019
Total net sales	$326,177	$259,290	$102,526	$687,993	$290,599	$236,434	$92,952	$619,985
(1)Other maintenance products consist of the 3-IN-ONE and GT85 brands.
(2)During the fourth quarter of fiscal year 2025, we completed the sale of the homecare and cleaning product businesses in the EIMEA segment.

The Company recorded approximately $44.6 million and $38.5 million in rebates/other discounts as a reduction to sales during fiscal years 2026 and 2025, respectively. The Company had a $13.6 million and $11.8 million balance in rebate/other discount liabilities as of August 31, 2026 and 2025, respectively, which are included in accrued liabilities on the Company’s consolidated balance sheets. The Company recorded approximately $6.1 million and $6.0 million in cash discounts as a reduction to sales during fiscal years 2026 and 2025, respectively. The Company had $0.5 million balance in the allowance for cash discounts during both fiscal years 2026 and 2025, respectively.
The Company had contract liabilities of $7.8 million and $4.7 million as of August 31, 2026 and 2025, respectively. All of the $4.7 million that was included in contract liabilities as of August 31, 2025 was recognized to revenue during fiscal year 2026. Contract assets are recorded if the Company has satisfied a performance obligation but does not yet have an unconditional right to consideration. The Company did not have any contract assets as of August 31, 2026 and 2025. The Company has an unconditional right to payment for all trade and other accounts receivable on the Company’s consolidated balance sheets.
The Company’s refund liability for sales returns was $0.8 million and $0.4 million as of August 31, 2026 and 2025. The Company records an amount to other current assets for the value of inventory that represents the right to recover products from customers associated with sales returns, which was not significant as of August 31, 2026 and 2025.
Note 14.    Commitments and Contingencies
Purchase Commitments
The Company has ongoing relationships with various suppliers, third-party contract manufacturers that manufacture the Company’s products, and third-party distribution centers that warehouse and ship the Company’s products to customers. The contract manufacturers maintain title and control of certain raw materials and components, materials utilized in finished products, and the finished products themselves until shipment to the Company’s third-party distribution centers or customers in accordance with agreed-upon shipment terms. The Company has contractual agreements with certain manufacturers that require minimum purchase volumes.
The following table summarizes minimum purchase obligations (in thousands):

Minimum Purchase Obligation
Fiscal year 2027	$4,110
Fiscal year 2028	2,970
Fiscal year 2029	2,850
Fiscal year 2030	2,740
Fiscal year 2031	1,960
Thereafter	4,000
Total	$18,630
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

Litigation
The Company is subject to various claims, lawsuits, investigations and proceedings arising in the ordinary course of business, including but not limited to, product liability litigation and other claims and proceedings with respect to intellectual property, breach of contract, labor and employment, tax and other matters. As of August 31, 2026, there were no significant unasserted claims or pending proceedings for claims against the Company that the Company believes will result in a probable loss. As to claims that the Company believes may result in a reasonably possible loss, the Company believes that no reasonably possible outcome of any such claim will have a materially adverse impact on the Company’s financial condition, results of operations or cash flows.
Indemnifications
As permitted under Delaware law, the Company has agreements whereby it indemnifies senior officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not capped; however, the Company maintains Director and Officer insurance coverage that mitigates the Company’s exposure with respect to such obligations. As a result of the Company’s insurance coverage, management believes that the estimated fair value of these indemnification agreements is minimal. Thus, no liabilities have been recorded for these agreements as of August 31, 2026.
The Company enters into indemnification agreements with certain parties in the ordinary course of business, including agreements with lenders, lessors, contract manufacturers, marketing distributors, customers and certain vendors. Indemnification agreements are generally entered into in the context of the particular agreements and are provided in an attempt to allocate risk of loss in connection with the consummation of the underlying contractual arrangements. Although the maximum amount of future payments that the Company could be required to make under these indemnification agreements is not capped, management believes that the Company maintains adequate levels of insurance coverage to protect the Company with respect to most potential claims arising from such agreements and that such agreements do not otherwise have value separate and apart from the liabilities incurred in the ordinary course of the Company’s business. Thus, no liabilities have been recorded with respect to such indemnification agreements as of August 31, 2026.
Note 15.    Income Taxes
Income before income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2026	2025	2024
United States	$50,124	$54,936	$47,345
Foreign (1)	56,375	46,690	44,163
Income before income taxes	$106,499	$101,626	$91,508
(1)Included in these amounts are income before income taxes for the EIMEA segment of $42.5 million, $34.7 million and $31.4 million for the fiscal years ended August 31, 2026, 2025 and 2024, respectively.

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year Ended August 31,
	2026	2025	2024
Current:
Federal	$8,184	$(4,726)	$9,559
State	1,178	1,543	820
Foreign	16,056	12,945	12,596
Total current	25,418	9,762	22,975

Deferred:
United States	(342)	657	(1,413)
Foreign	(923)	213	302
Total deferred	(1,265)	870	(1,111)
Provision for income taxes	$24,153	$10,632	$21,864
Income taxes paid, net of refunds, exceeds 5% of total income taxes paid, net of refunds, in the following jurisdictions for the year ended August 31, 2026:

August 31, 2026
Federal	$8,909
State	1,284
Foreign
United Kingdom	6,821
China	2,305
All other foreign	3,398
Total income taxes paid, net of refunds	$22,717

Deferred tax assets and deferred tax liabilities consisted of the following (in thousands):

	August 31, 2026	August 31, 2025
Deferred tax assets:
Accrued payroll and related expenses	$1,652	$1,451
Reserves and accruals	1,823	1,758
Research and development expenses	1,505	2,078
Stock-based compensation expense	2,521	2,547
Uniform capitalization	2,327	2,020
Tax credit carryforwards	3,934	4,399
Lease Liability	1,100	671
Other	2,714	2,134
Total gross deferred tax assets	17,576	17,058
Valuation allowance	(4,337)	(4,552)
Total net deferred tax assets	13,239	12,506

Deferred tax liabilities:
Property and equipment, net	(3,026)	(3,449)
Withholding taxes	(1,320)	(736)
Right-of-use Asset	(1,162)	(637)
Amortization of tax goodwill and intangible assets	(14,801)	(15,793)
Other	(48)	(239)
Total deferred tax liabilities	(20,357)	(20,854)
Net deferred tax liabilities	$(7,118)	$(8,348)
The Company had state net operating loss (“NOL”) carryforwards of $9.6 million as of August 31, 2026, which generated a net deferred tax asset of $0.5 million. As of August 31, 2026, the Company had $2.6 million of state NOL carryforwards that do not expire. The remaining state NOL carryforwards, if unused, will expire between fiscal years 2027 and 2046. The Company also had tax credit carryforwards of $3.9 million as of August 31, 2026, of which $3.8 million is attributable to U.K. tax credit carryforwards, which do not expire.
Future utilization of the U.K. tax credit carryforwards and certain state carryforwards is uncertain and is dependent upon several factors that may not occur, including the generation of future taxable income in certain jurisdictions. At this time, management does not conclude that it is “more likely than not” that all of the related deferred tax assets will be realized. Accordingly, the Company recorded an insignificant change in its valuation allowance during the fiscal year ended August 31, 2026 and the cumulative valuation allowance recorded against the related deferred tax asset associated with the U.K. tax credit carryforwards was $3.7 million as of August 31, 2026, and state carryforwards were $0.6 million as of August 31, 2026.

The table below provides the updated requirements of ASU 2023-09 for the year ended August 31, 2026. Refer to Note 2 — Basis of Presentation and Summary of Significant Accounting Policies for recent accounting pronouncements for additional details on the adoption of ASU 2023-09. A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows (in thousands):

	August 31, 2026
	Income tax expense	% of pre-tax income
Amount computed at U.S. statutory federal tax rate	$22,365	21.0%

State and local taxes, net of federal income tax effect (1)	934	0.9%
Foreign tax effects
United Kingdom
Statutory tax rate difference between the United Kingdom and the United States	1,699	1.6%
Foreign tax credits	(1,554)	(1.5)%
Other	(439)	(0.4)%
All other foreign jurisdictions	4,517	4.2%
Effect of cross-border tax laws
FDII	(3,546)	(3.3)%
Other	341	0.3%
Tax credits	(839)	(0.8)%
Nontaxable or nondeductible items	771	0.7%
Other, net	(96)	(0.1)%
Provision for income taxes	$24,153	22.7%
(1)State taxes in California, Illinois and Pennsylvania contributed to the majority (greater than 50%) of the tax effect in this line item.
As previously disclosed prior to the adoption of ASU 2023-09, a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows (in thousands):

	Fiscal Year Ended August 31,
	2025	2024
Amount computed at U.S. statutory federal tax rate	$21,341	$19,217
Effect of foreign operations	3,323	3,339
Net (benefit) from GILTI/FDII	(3,339)	(2,696)
Uncertain tax positions	(8,049)	947
Interest and other true-ups related to uncertain tax positions	(3,416)	—
Other	772	1,057
Provision for income taxes	$10,632	$21,864
On July 4, 2025, the One Big Beautiful Bill Act ("OBBB Act”) was enacted into law. The OBBB Act includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The OBBB Act did not have a material impact on our effective tax rate in the current fiscal year and the remaining significant provisions are not expected to have a material impact once implemented in fiscal year ending August 31, 2027.
The provision for income taxes was 22.7% and 10.5% of income before income taxes for the fiscal years ended August 31, 2026 and 2025, respectively. The increase in the effective income tax rate was primarily due to the expiration of the statute of limitations on the uncertain tax position associated with the Tax Cuts and Jobs Act’s mandatory one-time “toll tax” on unremitted foreign earnings in the fiscal year 2025.

Reconciliations of the beginning and ending amounts of the Company’s gross unrecognized tax benefits, excluding interest and penalties, are as follows (in thousands):

	Fiscal Year Ended August 31,
	2026	2025
Unrecognized tax benefits – beginning of fiscal year	$901	$9,147
Increases for prior period tax positions	9	181
Increases for current period tax positions	182	218
Expirations of statute of limitations for assessment	(201)	(8,558)
Settlements with taxing authorities	(103)	(87)
Unrecognized tax benefits – end of fiscal year	$788	$901
Gross unrecognized tax benefits totaled $0.8 million and $0.9 million for the fiscal years ended August 31, 2026 and 2025, respectively, of which $0.6 million and $0.7 million, respectively, would affect the Company’s effective income tax rate if recognized. Interest and penalties related to uncertain tax positions included in tax expense was not significant for the fiscal year ended August 31, 2026 and a benefit of $4.4 million for the fiscal year ended August 31, 2025. The total balance of accrued interest and penalties related to uncertain tax positions was not significant for the fiscal years ended August 31, 2026 and 2025.
The Company is subject to taxation in the U.S. and in various state and foreign jurisdictions. Due to expired statutes and closed audits, the Company’s federal income tax returns for years prior to fiscal year 2023 are not subject to examination by the U.S. Internal Revenue Service. The Company is currently under audit by the U.S. Internal Revenue Service for fiscal year 2025, and in various state jurisdictions for fiscal years 2022 through 2025. Generally, for the majority of state and foreign jurisdictions where the Company does business, periods prior to fiscal year 2022 are no longer subject to examination. Audit outcomes and the timing of settlements are subject to significant uncertainty.
Income taxes receivable of $3.8 million and $4.9 million are recorded in the Company’s consolidated balance sheets as of August 31, 2026 and 2025, respectively. Income taxes receivable are included in other current assets, which also consists of miscellaneous prepaid expenses and deposits.
Note 16.    Stock-based Compensation
As of August 31, 2026, the Company had one stock incentive plan, the WD-40 Company 2016 Stock Incentive Plan (the “2016 Plan”), which was approved by the Company’s stockholders effective as of December 13, 2016 and which was amended and restated on December 12, 2023. The 2016 Plan permits the granting of various stock-based equity awards, including non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards to employees, directors and consultants. To date through August 31, 2026, the Company had granted awards of restricted stock units (“RSUs”), market share units (“MSUs”), deferred performance units (“DPUs”) and performance share units (“PSUs”) under the 2016 Plan. Additionally, as of August 31, 2026, there were still certain outstanding awards which had been granted under the Company’s prior stock incentive plan. The 2016 Plan is administered by the Board or the Compensation and People Committee or other designated committee of the Board (the “Committee”). All stock-based equity awards granted under the 2016 Plan are subject to the specific terms and conditions as determined by the Committee at the time of grant of such awards in accordance with the various terms and conditions specified for each award type per the 2016 Plan. As of August 31, 2026, 821,638 shares of common stock remained available for future issuance pursuant to grants of awards under the 2016 Plan. The shares of common stock to be issued pursuant to awards under the 2016 Plan may be authorized shares not previously issued, or treasury shares. The Company has historically issued new authorized shares not previously issued upon the settlement of the various stock-based equity awards under its equity incentive plans.
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
Stock-based compensation expense is amortized on a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense related to the Company’s stock-based equity awards is as follows by award type (in thousands):

	Fiscal Year Ended August 31,
	2026	2025	2024
RSU compensation expense	$4,614	$4,273	$3,612
MSU compensation expense	3,018	3,033	2,282
PSU compensation expense (1)	—	—	641
Total	$7,632	$7,306	$6,535
(1)PSU awards contain performance conditions for which accrual of expense is based on the probable outcome of the performance conditions. PSUs pertaining to the measurement year of fiscal year 2024 vested at 16.3% since the performance conditions were partially achieved. Vesting of PSUs pertaining to the measurement years of fiscal years 2026 and 2025 was deemed not probable at the end of each respective fiscal year and the PSUs were subsequently forfeited.
The Company recorded deferred tax assets related to such stock-based compensation of $1.8 million, $1.7 million and $1.4 million for the fiscal years ended August 31, 2026, 2025 and 2024, respectively. As of August 31, 2026, the total unamortized compensation cost related to non-vested stock-based equity awards was $1.9 million and $3.4 million for RSUs and MSUs, respectively, which the Company expects to recognize over remaining weighted-average vesting periods of 1.52 and 1.66 years for RSUs and MSUs, respectively. No unamortized compensation cost for DPUs or PSUs remained as of August 31, 2026.
Restricted Stock Units
The estimated fair value of each of the Company’s RSU awards was determined on the date of grant based on the closing market price of the Company’s common stock on the date of grant for those RSUs which are entitled to receive dividend equivalents with respect to the RSUs, or based on the closing market price of the Company’s common stock on the date of grant, less the grant date present value of expected dividends during the vesting period, for those RSUs which are not entitled to receive dividend equivalents with respect to the RSUs.

A summary of the Company’s restricted stock unit activity is as follows (in thousands, except unit and per unit amounts):

Restricted Stock Units	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value
Outstanding at August 31, 2025	63,189	$198.01
Granted	25,400	190.51
Converted to shares of common stock	(17,533)	209.58
Forfeited	(259)	233.96
Outstanding at August 31, 2026	70,797	$192.32	$15,161
Vested at August 31, 2026	37,354	$181.65	$7,999
The weighted-average grant date fair value of all RSUs granted was $190.51, $253.47 and $206.85 during the fiscal years ended August 31, 2026, 2025 and 2024, respectively. The total intrinsic value of all RSUs converted to shares of common stock was $3.4 million, $6.3 million and $6.7 million for the fiscal years ended August 31, 2026, 2025 and 2024, respectively. The income tax benefits from RSUs converted to shares of common stock totaled $0.9 million, $1.5 million and $1.3 million for the fiscal years ended August 31, 2026, 2025 and 2024, respectively.
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
The weighted-average assumptions for the valuation of MSU grants used in the Monte Carlo simulation model are as follows:

	Fiscal Year Ended August 31,
	2026	2025	2024
Expected volatility	27.5%	33.2%	34.4%
Risk-free interest rate	3.6%	3.6%	4.8%
Expected dividend yield	0.0%	0.0%	0.0%
Term	2.89 years	2.91 years	2.90 years
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

A summary of the Company’s market share unit activity is as follows (in thousands, except unit and per unit amounts):

Market Share Units	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value
Outstanding at August 31, 2025	40,839	$232.74
Granted	19,622	124.34
Performance factor adjustments	445	185.32
Converted to shares of common stock	(13,239)	184.97
Forfeited	(838)	246.30
Outstanding at August 31, 2026⁽¹⁾	46,829	$200.13	$10,028
(1)This figure represents the total number of shares underlying MSU grants assuming achievement of the target number of shares at 100%. As the ultimate number of shares that vest could be as high as 200% of the target, the Company may be required to issue additional shares to satisfy outstanding MSU award grants.
The weighted-average grant date fair value of all MSUs granted was $124.34, $281.09 and $226.30 during the fiscal years ended August 31, 2026, 2025 and 2024, respectively. The total intrinsic value of all MSUs converted to shares of common stock was $2.6 million and $3.1 million for the fiscal years ended August 31, 2026 and 2025, respectively. The income tax benefits from MSUs converted to shares of common stock totaled $0.5 million  and $0.7 million for the fiscal years ended August 31, 2026 and 2025, respectively. There were no conversions of MSUs to shares of common stock for the fiscal year ended August 31, 2024.
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
A summary of the Company’s performance share unit activity is as follows (in thousands, except unit and per unit amounts):

Performance Share Units	Number of Units	Weighted-Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value
Outstanding at August 31, 2025	16,693	$251.30
Granted	23,599	189.02
Converted to shares of common stock	—	—
Forfeited	(16,693)	251.30
Outstanding at August 31, 2026	23,599	$189.02	$5,054

The weighted-average grant date fair value of all PSUs granted was $189.02, $251.30 and $198.94 during the fiscal years ended August 31, 2026, 2025, and 2024, respectively. There were no conversions of PSUs to shares of common stock for the fiscal years ended August 31, 2026. The total intrinsic value of all PSUs converted to shares of common stock was $0.8 million for the fiscal year ended August 31, 2025. The income tax benefits from PSUs converted to shares of common stock was not significant for the fiscal year ended August 31, 2025. There were no conversions of PSUs to shares of common stock for the fiscal year ended August 31, 2024.
Deferred Performance Units
During fiscal year 2021, the Company discontinued the granting of new DPU awards. Although certain vested DPU awards granted in prior periods remain outstanding due to the deferred settlement feature contained within these award agreements, the expense associated with these awards has been fully recognized in prior periods. DPU awards converted to shares of common stock issued to recipients following separation from service from the Company were not material to the Company’s consolidated financial statements and related disclosures during fiscal years 2026, 2025 and 2024.
Note 17.    Other Benefit Plans
The Company has a WD-40 Company Profit Sharing/401(k) Plan and Trust (the “Profit Sharing/401(k) Plan”) whereby regular U.S. employees who have completed certain minimum service requirements can defer a portion of their income through contributions to a trust. The Profit Sharing/401(k) Plan provides for Company contributions to the trust, as approved by the Board, as follows: 1) matching contributions to each participant up to 50% of the first 6.6% of compensation contributed by the participant; 2) fixed non-elective contributions in the amount equal to 10% of eligible compensation; and 3) a discretionary non-elective contribution in an amount to be determined by the Board up to 5% of eligible compensation. The Company’s contributions are subject to overall employer contribution limits and may not exceed the amount deductible for income tax purposes. The Profit Sharing/401(k) Plan may be amended or discontinued at any time by the Company. The Company’s contribution expense for the Profit Sharing/401(k) Plan was $6.0 million, $5.5 million and $5.2 million for the fiscal years ended August 31, 2026, 2025, and 2024, respectively.
The Company’s international subsidiaries have similar benefit plan arrangements, dependent upon the local applicable laws and regulations. The plans provide for Company contributions to an appropriate third-party plan, as approved by each subsidiary’s board of directors. The Company’s contribution expense related to the international plans was $3.0 million, $2.7 million and $2.4 million for the fiscal years ended August 31, 2026, 2025, and 2024, respectively.
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
Summary information about reportable segments is as follows (in thousands):

	Americas	EIMEA	Asia-Pacific	Total
Fiscal Year Ended August 31, 2026
Net sales	$326,177	$259,290	$102,526	$687,993
Cost of products sold	153,213	109,785	44,500	307,498
Gross Profit	172,964	149,505	58,026	380,495
Operating Expenses:
Department Expenses(1)	70,662	62,281	16,969	149,912
Advertising and sales promotion	20,053	17,015	7,638	44,706
Freight	10,559	8,188	2,256	21,003
Depreciation (in operating departments) and Amortization (2)	2,802	3,048	270	6,120
Income from operations - reportable segments	$68,888	$58,973	$30,893	$158,754
Unallocated Corporate(3)				(49,817)
GAAP Income from Operations				$108,937

Fiscal Year Ended August 31, 2025
Net sales	$290,599	$236,434	$92,952	$619,985
Cost of products sold	139,155	101,060	38,427	278,642
Gross Profit	151,444	135,374	54,525	341,343
Operating Expenses:
Department Expenses(1)	60,557	58,283	14,282	133,122
Advertising and sales promotion	14,806	15,518	7,107	37,431
Freight	9,600	6,435	2,124	18,159
Depreciation (in operating departments) and Amortization (2)	1,088	2,807	199	4,094
Income from operations - reportable segments	$65,393	$52,331	$30,813	$148,537
Unallocated Corporate(3)				(44,744)
GAAP Income from Operations				$103,793

Fiscal Year Ended August 31, 2024
Net sales	$281,883	$221,045	$87,629	$590,557
Cost of products sold	138,496	100,071	36,763	275,330
Gross Profit	143,387	120,974	50,866	315,227
Operating Expenses:
Department Expenses(1)	53,737	51,105	12,208	117,050
Advertising and sales promotion	13,647	13,645	6,619	33,911
Freight	8,909	6,269	2,138	17,316
Depreciation (in operating departments) and Amortization (2)	2,057	3,146	187	5,390
Income from operations - reportable segments	$65,037	$46,809	$29,714	$141,560
Unallocated Corporate(3)				(45,209)
GAAP Income from Operations				$96,351
(1)Department expenses consist of professional services associated with information systems, finance and legal, travel and meeting expenses, sales commissions, insurance, and other miscellaneous expenses as well as employee-related costs which consist of salaries, stock-based compensation, fringe benefits and other miscellaneous people-costs.
(2)Depreciation presented above includes depreciation in operating departments which excludes depreciation in cost of sales. Amortization presented above includes amortization of definite-lived intangible assets and amortization of implementation costs associated with cloud computing arrangements. During the third quarter of fiscal year 2026, the Company resumed amortization of certain intangible assets and recorded an additional $1.3 million of amortization. For additional information, refer to Note 3 assets held for sale.

(3)These expenses are reported separately from the Company’s identified segments and are included in selling, general and administrative expenses on the Company’s consolidated statements of operations.
The Company’s CODM does not review assets by segment as part of the financial information provided and therefore, no asset information is provided in the above table.
Net sales by product group are as follows (in thousands):

	Fiscal Year Ended August 31,
	2026	2025	2024
Maintenance products	$665,942	$590,966	$558,036
Homecare and cleaning products	22,051	29,019	32,521
Total	$687,993	$619,985	$590,557
Net sales and long-lived assets by geographic area are as follows (in thousands):

	Fiscal Year Ended August 31,
	2026	2025	2024
Net Sales by Geography:
United States	$236,060	$210,220	$206,963
International	451,933	409,765	383,594
Total	$687,993	$619,985	$590,557

Long-lived Assets by Geography (1):
United States	$25,080	$27,242	$30,057
International	33,576	33,152	32,926
Total	$58,656	$60,394	$62,983
(1)Includes tangible assets and property and equipment, net, attributed to the geographic location in which such assets are located.
Note 19.    Subsequent Events
Dividend Declaration
On October 8, 2026, the Board declared a cash dividend of $1.02 per share payable on October 30, 2026 to stockholders of record on October 19, 2026.